Form 10-Q
period 1995-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1995-11-13
CIK 278327

-------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-Q

/x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-7815


                          TRANS WORLD AIRLINES, INC.

            (Exact name of registrant as specified in its charter)

           Delaware                                     43-1145889
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                               One City Centre
                              515 N. 6th Street
                          St. Louis, Missouri  63101
         (Address of principal executive offices, including zip code)

                                (314) 589-3000
             (Registrant's telephone number, including area code)

                               ---------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes /x/   No / /

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes /x/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding as of
                Class                       November 1, 1995
             -----------                    ------------------
             Common Stock, par value          32,217,732
             $0.01 per share

In addition, as of November 1, 1995 there were 6,425,118 shares of Employee Preferred Stock outstanding.

-------------------------------------------------------------------------------

                     [This page intentionally left blank]

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 Trans World Airlines, Inc. and Subsidiaries
                    STATEMENTS OF CONSOLIDATED OPERATIONS
For the One Month Ended September 30, 1995, the Two Months Ended August 31, 1995
                and the Three Months Ended September 30, 1994.
               (Amounts in Thousands Except Per Share Amounts)
                                 (Unaudited)


                                              REORGANIZED
                                                COMPANY               PREDECESSOR COMPANY
                                              ------------       ----------------------------
                                               ONE MONTH          TWO MONTHS     THREE MONTHS
                                                 ENDED              ENDED           ENDED
                                              SEPTEMBER 30,       AUGUST 31,     SEPTEMBER 30,
                                                  1995               1995            1994
                                              ------------       ------------    ------------
Operating Revenues:
 Passenger..................................  $   250,669   |    $   588,038     $   840,273
 Freight and mail...........................       11,957   |         23,849          37,460
 All other..................................       31,264   |         53,642         112,538
                                              ------------  |    ------------    ------------
      Total.................................      293,890   |        665,529         990,271
                                              ------------  |    ------------    ------------
                                                            |
Operating Expenses:                                         |
 Salaries, wages and benefits...............       95,926   |        193,142         320,520
 Earned stock compensation (Note 5).........          418   |         55,767               -
 Aircraft fuel and oil......................       38,561   |         83,517         132,884
 Passenger sales commissions................       23,634   |         53,499          84,434
 Aircraft maintenance materials and repairs.       10,298   |         19,945          34,494
 Depreciation and amortization..............       13,964   |         25,607          48,138
 Operating lease rentals....................       23,818   |         44,842          69,954
 Passenger food and beverages...............        9,052   |         17,599          35,793
 Special charges (Note 3) ..................            -   |          1,730          13,337
 All other..................................       68,911   |        133,360         216,022
                                              ------------  |    ------------    ------------
      Total.................................      284,582   |        629,008         955,576
                                              ------------  |    ------------    ------------
                                                            |
Operating Income............................        9,308   |         36,521          34,695
                                              ------------  |    ------------    ------------
                                                            |
Other Charges (Credits):                                    |
 Interest expense ..........................       11,283   |         16,361          49,142
 Interest and investment income ............       (1,574)  |         (3,148)         (2,975)
 Disposition of assets, gains and                           |
  losses-net ...............................           50   |           (132)           (435)
 Reorganization items (Note 4)..............            -   |        242,243               -
 Other charges and credits-net .............        1,864   |          1,804          (2,867)
                                              ------------  |    ------------    ------------
       Total................................       11,623   |        257,128          42,865
                                              ------------  |    ------------    ------------
                                                            |
Loss Before Income Taxes and                                |
 Extraordinary Items........................       (2,315)  |       (220,607)         (8,170)
Provision (Credit) For Income Taxes ........           32   |            (21)           (158)
                                              ------------  |    ------------    ------------
                                                            |
Loss Before Extraordinary Items.............       (2,347)  |       (220,586)         (8,012)
Extraordinary Items, net of income                          |
 taxes (Note 6).............................            -   |        140,898               -
                                              ------------  |    ------------    ------------
Net Income (Loss)...........................       (2,347)  |        (79,688)         (8,012)
                                                            |
Preferred Stock Dividend                                    |
 Requirements (Note 1)......................        1,163   |          3,818           3,750
                                              ------------  |    ------------    ------------
Loss Applicable to Common Shares............  $    (3,510)  |    $   (83,506)    $   (11,762)
                                              ============  |    ============    ============
                                                            |
Per Share Amounts (Note 1):                                 |
 Loss Before Extraordinary Item.............  $      (.16)  |    $    (11.21)    $      (.59)
 Extraordinary Item.........................            -   |           7.04               -
                                              ------------  |    ------------    ------------
                                                            |
 Net Loss...................................  $      (.16)  |    $     (4.17)    $      (.59)
                                              ============  |    ============    ============


                 See Notes to Consolidated Financial Statements

                Trans World Airlines, Inc. and Subsidiaries
                    STATEMENTS OF CONSOLIDATED OPERATIONS
For the One Month Ended September 30, 1995, the Eight Months Ended August 31, 1995
                and the Nine Months Ended September 30, 1994.
               (Amounts in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                              REORGANIZED
                                                COMPANY             PREDECESSOR COMPANY
                                              ------------      ----------------------------
                                               ONE MONTH        EIGHT MONTHS    NINE MONTHS
                                                 ENDED             ENDED           ENDED
                                              SEPTEMBER 30,       AUGUST 31,    SEPTEMBER 30,
                                                  1995              1995            1994
                                              ------------      ------------    ------------
Operating Revenues:
 Passenger..................................  $   250,669   |    $ 1,929,166     $ 2,220,567
 Freight and mail...........................       11,957   |         94,784         111,280
 All other..................................       31,264   |        194,405         303,596
                                              ------------  |    ------------    ------------
      Total.................................      293,890   |      2,218,355       2,635,443
                                              ------------  |    ------------    ------------
                                                            |
Operating Expenses:                                         |
 Salaries, wages and benefits...............       95,926   |        755,708         967,044
 Earned stock compensation (Note 5).........          418   |         55,767               -
 Aircraft fuel and oil......................       38,561   |        296,833         360,305
 Passenger sales commissions................       23,634   |        185,981         221,241
 Aircraft maintenance materials and repairs.       10,298   |         95,657         111,788
 Depreciation and amortization..............       13,964   |        106,474         141,505
 Operating lease rentals....................       23,818   |        182,548         195,368
 Passenger food and beverages...............        9,052   |         68,137          96,871
 Special charges (Note 3)...................            -   |          1,730          13,337
 All other..................................       68,911   |        454,878         591,459
                                              ------------  |    ------------    ------------
      Total.................................      284,582   |      2,203,713       2,698,918
                                              ------------  |    ------------    ------------
                                                            |
Operating Income (Loss).....................        9,308   |         14,642         (63,475)
                                              ------------  |    ------------    ------------
                                                            |
Other Charges (Credits):                                    |
 Interest expense ..........................       11,283   |        123,247         146,357
 Interest and investment income ............       (1,574)  |        (10,366)         (8,582)
 Disposition of assets, gains and                           |
  losses-net ...............................           50   |            206            (648)
 Reorganization items (Note 4)..............            -   |        242,243               -
 Other charges and credits-net .............        1,864   |         (2,379)        (13,171)
                                              ------------  |    ------------    ------------
       Total................................       11,623   |        352,951         123,956
                                              ------------  |    ------------    ------------
                                                            |
Loss Before Income Taxes and                                |
 Extraordinary Items........................       (2,315)  |       (338,309)       (187,431)
Provision (Credit) For Income Taxes ........           32   |            (96)          1,168
                                              ------------  |    ------------    ------------
                                                            |
Loss Before Extraordinary Items.............       (2,347)  |       (338,213)       (188,599)
Extraordinary Items, net of income                          |
 taxes (Note 6).............................            -   |        140,898          (2,005)
                                              ------------  |    ------------    ------------
Net Income (Loss)...........................       (2,347)  |       (197,315)       (190,604)
                                                            |
Preferred Stock Dividend                                    |
 Requirements (Note 1)......................        1,163   |         11,554          11,250
                                              ------------  |    ------------    ------------
Loss Applicable to Common Shares............  $    (3,510)  |    $  (208,869)    $  (201,854)
                                              ============  |    ============    ============
                                                            |
Per Share Amounts (Note 1):                                 |
 Loss Before Extraordinary Item.............  $      (.16)  |    $    (17.48)    $     (9.99)
 Extraordinary Item.........................            -   |           7.04            (.10)
                                              ------------  |    ------------    ------------
                                                            |
 Net Loss...................................  $      (.16)  |    $    (10.44)    $    (10.09)
                                              ============  |    ============    ============


                 See Notes to Consolidated Financial Statements

                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                            (AMOUNTS IN THOUSANDS)



                                    ASSETS


                                                         Reorganized        Predecessor
                                                           Company            Company
                                                         -------------       ------------
                                                         September 30,       December 31,
                                                             1995               1994
                                                         -------------       ------------
                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                                $  251,312   |    $  121,306
  Receivables, less allowance for doubtful accounts,                    |
    $15,809 in 1995 and $14,832 in 1994                       308,344   |       240,804
  Spare parts, materials and supplies, less                             |
    allowance for obsolescence, $558 in 1995                            |
    and $20,928 in 1994                                       147,993   |       156,662
  Prepaid expenses and other                                   60,903   |        48,768
                                                           -----------  |    -----------
            Total                                             768,552   |       567,540
                                                           -----------  |    -----------
                                                                        |
Property:                                                               |
  Property owned, at cost:                                              |
    Flight equipment                                          283,782   |       399,924
    Land, buildings and improvements                           55,060   |        74,383
    Other property and equipment                               35,269   |        48,540
                                                           -----------  |    -----------
            Total owned property                              374,111   |       522,847
    Less accumulated depreciation                               4,825   |        95,696
                                                           -----------  |    -----------
            Property owned - net                              369,286   |       427,151
                                                           -----------  |    -----------
                                                                        |
  Property held under capital leases,                                   |
   at capitalized value:                                                |
    Flight equipment                                          172,622   |       206,652
    Land, buildings and improvements                           54,761   |        96,169
    Other property and equipment                                6,880   |        10,784
                                                           -----------  |    -----------
            Total property held under capital leases          234,263   |       313,605
    Less accumulated amortization                               3,131   |        47,711
                                                           -----------  |    -----------
            Property held under capital leases - net          231,132   |       265,894
                                                           -----------  |    -----------
              Total property - net                            600,418   |       693,045
                                                           -----------  |    -----------
                                                                        |
Investments and Other Assets:                                           |
  Investments in affiliated companies                         109,545   |       107,986
  Other investments and receivables                           158,736   |       180,340
  Routes, gates and slots - net                               456,565   |       762,174
  Reorganization value in excess of amounts                             |
   allocable to identifiable assets - net                     835,555   |       159,485
  Prepayments, deferred charges and other assets               22,218   |        24,640
                                                           -----------  |    -----------
            Total                                           1,582,619   |     1,234,625
                                                           -----------  |    -----------
                                                                        |
Total                                                      $2,951,589   |    $2,495,210
                                                           ===========  |    ===========


                 See Notes to Consolidated Financial Statements

                  Trans World Airlines, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                (Amounts in Thousands Except Per Share Amounts)


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)




                                                                                    Reorganized             Predecessor
                                                                                     Company                  Company
                                                                                   ------------            -------------
                                                                                   September 30,            December 31,
                                                                                        1995                    1994
                                                                                   -------------            ------------
                                                                                    (Unaudited)
Current Liabilities:
  Current maturities of long-term debt                                               $    73,454     |     $1,102,146
  Current portion of capital lease obligations                                            38,481     |         47,593
  Advance ticket sales                                                                   266,616     |        172,044
  Accounts payable, principally trade                                                    149,216     |        117,461
  Accounts payable to affiliated companies                                                 3,554     |          3,092
  Accrued expenses:                                                                                  |
    Employee compensation and vacations earned                                           101,152     |        109,715
    Contributions to retirement and pension trusts                                        17,874     |         20,704
    Interest on debt and capital leases                                                   41,535     |         68,717
    Taxes                                                                                 19,459     |         16,968
    Other accrued expenses                                                               221,423     |        188,557
                                                                                     -----------     |    -----------
              Total                                                                      932,764     |      1,846,997
                                                                                     -----------     |    -----------
                                                                                                     |
                                                                                                     |
Noncurrent Liabilities and Deferred Credits:                                                         |
  Long-term debt, less current maturities                                                757,086     |          -
  Obligations under capital leases                                                       270,975     |        339,895
  Postretirement benefits, other than pensions                                           457,926     |        489,216
  Noncurrent pension liabilities                                                          21,074     |         30,059
  Other noncurrent liabilities and deferred                                                          |
   credits                                                                               184,833     |        206,519
                                                                                     -----------     |    -----------
              Total                                                                    1,691,894     |      1,065,689
                                                                                     -----------     |    -----------
                                                                                                     |
Mandatorily Redeemable Preferred Stock, (aggregate                                                   |
  liquidation value of $108,999)                                                          58,860     |             -
                                                                                     -----------     |    -----------
                                                                                                     |
Shareholders' Equity (Deficiency):                                                                   |
  Employee Preferred Stock, $0.01 liquidation                                                        |
   preference; special voting rights; 5,277 shares                                                   |
   issued and outstanding                                                                    53      |             -
  New Common Stock, $0.01 par value; 17,203 shares                                                   |
   issued and outstanding                                                                   172      |             -
  Cumulative Preferred Stock, $0.01 par value; limited                                               |
   voting; 12,500 shares issued and outstanding                                               -      |           125
  Common Stock, $0.01 par value, 20,000 shares                                                       |
   authorized, issued and outstanding                                                         -      |           200
  Additional paid-in capital                                                            270,193      |       105,925
  Deficit                                                                                (2,347)     |      (523,726)
                                                                                    -----------      |   -----------
              Total                                                                     268,071      |      (417,476)
                                                                                    -----------      |   -----------
                                                                                                     |
Total                                                                                $2,951,589      |    $2,495,210
                                                                                    ===========      |   ===========





                 See Notes to Consolidated Financial Statements

                  Trans World Airlines, Inc. and Subsidiaries
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

For the One Month Ended September 30, 1995, the Eight Months Ended August 31, 1995
                 and the Nine Months Ended September 30, 1994.
                       (Amounts in Thousands--Unaudited)


                                                   Reorganized
                                                    Company          Predecessor Company
                                                    ------------   ---------------------------
                                                     One Month     Eight Months   Nine Months
                                                       Ended          Ended          Ended
                                                    September 30,    August 31,    September 30,
                                                        1995           1995           1994
                                                    ------------ | ------------   ------------
                                                                 |
Cash Flows from Operating Activities                             |
------------------------------------                             |
  Net Loss .......................................   $  (2,347)  |  $(197,315)     $ (190,604)
  Adjustments to reconcile to net cash                           |
   provided (used) by operating activities:                      |
    Depreciation and amortization ................      13,964   |    106,474         141,505
    Amortization of discount and expense on debt..         728   |     12,472          13,334
    (Gains) and losses - net, from translation of                |
     capital lease obligations and certain other                 |
     liabilities payable in foreign currencies....           -   |          2               7
    Equity in undistributed earnings of affiliates               |
     not consolidated.............................         780   |     (2,339)           (334)
    Gain on cancellation of debt..................           -   |   (140,898)              -
    Reorganization items..........................           -   |    242,243               -
    Employee earned stock compensation............         418   |     55,767               -
    (Gains) and losses-net, on disposition of fixed,             |
     intangible and noncurrent investment assets..          50   |        206            (648)
    Change in assets and liabilities, exclusive of               |
     investing and financing activity transactions:              |
      Decrease (Increase) in:                                    |
       Receivables ...............................     (12,772)  |    (62,094)        (50,936)
       Inventories ...............................      (2,378)  |      5,866         ( 6,551)
       Other current assets ......................         506   |     (2,505)        (13,299)
       Other noncurrent assets and deferred charges       (154)  |      3,163          (3,375)
      Increase (Decrease) in:                                    |
       Accounts payable and accrued expenses .....       8,580   |    128,082          50,357
       Advance ticket sales.......................      12,974   |     81,598          37,246
       Other noncurrent liabilities and deferred                 |
         credits..................................       2,754   |    (50,667)         32,822
                                                     ----------  |  -----------     ----------
         Net cash provided .......................      23,103   |    180,055           9,524
                                                     ----------  |  -----------     ----------
                                                                 |
Cash Flows from Investing Activities                             |
------------------------------------                             |
  Proceeds from disposition of fixed and/or                      |
   intangible assets .............................         209   |      2,221          64,133
  Capital expenditures ...........................      (1,788)  |    (16,554)        (39,020)
  Net Decrease (Increase) in noncurrent                          |
   investments and receivables other than sales                  |
   included in proceeds above ....................       4,780   |     14,926           7,286
                                                     ----------  |  ----------      ----------
         Net cash provided .......................       3,201   |        593          32,399
                                                     ----------  |  ----------      ----------
                                                                 |
Cash Flows from Financing Activities                             |
------------------------------------                             |
  Proceeds from long-term debt issued ............           -   |          -           6,213
  Principal payments on long-term debt and capital               |
   lease obligations .............................     (11,346)  |    (62,158)       (104,427)
  Fees paid in connection with Equity Rights                     |
   offering (Note 7)..............................      (3,442)  |          -               -
                                                     ----------  |  ----------      ----------
         Net cash provided (used).................     (14,788)  |    (62,158)        (98,214)
                                                     ----------  |  ----------      ----------
                                                                 |
Net Increase (Decrease) in Cash and Cash Equivalents    11,516   |    118,490         (56,291)
Balance at beginning of period ...................     239,796   |    121,306         170,404
                                                     ----------  |  ----------      ----------
Cash and Cash Equivalents at end of period........   $ 251,312   |  $ 239,796       $ 114,113
                                                     ==========  |  ==========      ==========


                 See Notes to Consolidated Financial Statements

                  Trans World Airlines, Inc. and Subsidiaries
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

For the One Month Ended September 30, 1995, the Eight Months Ended August 31, 1995
                 and the Nine Months Ended September 30, 1994.
                             (Amounts in Thousands)




                       SUPPLEMENTAL CASH FLOW INFORMATION


                                                  Reorganized
                                                    Company          Predecessor Company
                                                  ------------   ---------------------------

                                                   One Month     Eight Months   Nine Months
                                                     Ended          Ended          Ended
                                                  September 30,   August 31,    September 30,
                                                      1995           1995           1994
                                                  ------------ | ------------   ------------
                                                               |
Cash Paid During the Period for                                |
-------------------------------                                |
  Interest                                        $   11,646   |  $   55,878     $   93,025
                                                  ===========  |  ===========    ===========
                                                               |
  Income taxes                                    $       27   |  $       39     $       22
                                                  ===========  |  ===========    ===========


Information About Noncash Operating, Investing and Financing Activities
-----------------------------------------------------------------------

  Property acquired and obligations recorded
   under new capital lease transactions           $        -   |  $   12,690     $    7,000
                                                  ===========  |  ===========    ===========
                                                               |
  Partial interest on debt paid in kind,                       |
   issued and valued at principal amount          $        -   |  $   18,946     $   37,287
                                                  ===========  |  ===========    ===========




Accounting Policy

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.





                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                   FORM 10-Q



1.       INTERIM RESULTS OF OPERATIONS; BASIS OF PRESENTATION:

                 The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P., a 25% owned affiliate, are recorded by the equity method and are included in the Statements of Operations in Other Charges (Credits). Certain amounts previously reported have been reclassified to conform with the revised presentation.

                 The results for the periods ended September 30, 1995 and 1994 include all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for these interim periods. The airline industry generally, and TWA specifically, has historically recorded seasonal changes between quarterly periods, with the second and third quarters usually out-performing the first and fourth. Accordingly, the results for the periods ended September 30 should not be interpreted as an indicator of future results for the full year. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                 In connection with the consummation of the restructuring as further described below, TWA has applied fresh start reporting (see
         Note 4), and accordingly, the financial statements for periods after September 1, 1995 (the "Reorganized Company") are not comparable in all respects to the financial statements for periods prior to September 1, 1995 (the "Predecessor Company").

                 These financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

                 In computing the loss applicable to common shares for the one month ended September 30, 1995, the net loss has been increased by dividend requirements on the mandatorily redeemable preferred stock (including amortization of the difference between the fair value of the preferred stock on the date of issuance and the redemption value). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate number of common shares and Employee Preferred Shares which, with the exception of certain special voting rights, are the functional equivalent of common stock. No effect has been given to stock options, warrants or potential issuances of additional common stock or Employee Preferred Stock (see Note 2) as the impact would have been anti-dilutive.


2.       RESTRUCTURING INITIATIVES AND PREPACKAGED BANKRUPTCY PETITION:

                 On June 26, 1995, Company stockholders authorized the Company to amend its Restated Certificate of Incorporation to authorize the issuance of up to 150,000,000 shares of Common Stock, 137,500,000 shares of an additional class of preferred stock and approved a proposal to permit a one-for-46.8722 reverse split of then outstanding Common Stock. Additionally, on June 28, 1995 the Company's creditors approved the proposed capital restructuring, to be accomplished through a prepackaged plan of reorganization, which was described and proposed in the Company's October 11, 1994 filing of a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") which, after further amendment, was declared effective on May 12, 1995.

                 On June 30, 1995 the Company filed a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "'95 Plan") with the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division (the "St. Louis Bankruptcy Court"). On August 4, 1995 the St. Louis Bankruptcy Court confirmed the '95 Plan, as modified, and the Company emerged from bankruptcy on August 23, 1995 (the "Effective Date").

                 Pursuant to the '95 Plan, as modified, and related agreements, on the Effective Date TWA issued approximately 17.2 million common shares, 6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which were attributable to ALPA represented employees, see Note 5), Equity Rights for the purchase of approximately 13.2 million shares of common stock (see Note 7), warrants for the purchase of approximately 1.7 million shares of common stock (exercisable over a seven year period at $14.40 per share), warrants for the purchase of up to 1.15 million shares of common stock (for nominal consideration), $170 million in principal amount of 12% Senior Secured Reset Notes due 1998 (the "12% Notes"), $244.3 million in principal amount of Pension Benefit Guarantee Corporation Notes (the "PBGC Notes"), $109 million aggregate liquidation value of mandatorily redeemable preferred stock, $30 million in Ticket Vouchers and certain contingent payment rights (the "Contingent Payment Rights") which, under certain conditions, provide for the payment of up to $18 million.

                 The terms of the '95 Plan provide for the distribution of additional common stock, warrants and Ticket Vouchers by the end of 1995, based upon the operation of various measurements involving the value of consideration initially distributed for periods following the Effective Date. While the ultimate amount of any required additional distributions of common stock, warrants or Ticket Vouchers cannot be determined at this time, using the closing market prices of the relevant TWA securities on November 1, 1995, TWA would be required to issue approximately 2.2 million additional shares of common stock. Additionally, employees would be entitled to receive an aggregate of approximately 0.4 million additional shares of common and Employee Preferred Stock. Based upon the closing market prices of the relevant TWA securities on November 1, 1995, no additional Ticket Vouchers or warrants would be distributable.

                 Additionally, the '95 Plan provided for the distribution of certain Contingent Payment Rights. Under the Contingent Payment Rights, aggregate payments of up to $11.3 million could be payable in 1996 and up to $6.8 million could be payable in 1997, depending on the trading prices of the 12% Notes and the value of consideration initially distributed on the Effective Date through the end of 1995. Based on the closing market prices of TWA securities on November 1, 1995, aggregate payments under the Contingent Payment Rights could be as much as $11.3 million, excluding interest in 1996, while no payments will be required in 1997.

                 Further information on the '95 Plan, as modified, is provided in Item 2. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1, Legal Proceedings.

                 For the three months and nine months ended September 30, 1995, approximately $3.6 million and $19.3 million, respectively, were paid for certain professional and advisory fees relating to the Company's financial restructuring initiatives.

                 On September 1, 1995 TWA announced that it had elected to pay interest due and payable on the 12% Notes for the period from February 1, 1995 through August 1, 1995, in common stock. The distribution of 1,886,984 shares of common stock was made on October 6, 1995, to holders of record on September 29, 1995.


3.       TRANS WORLD EXPRESS, INC.

                 On September 6, 1995 TWA announced that the operations of its wholly owned subsidiary, Trans World Express, Inc. ("TWE"), would be discontinued on November 6, 1995. TWA has entered into an agreement with Trans States Airlines, Inc. ("Trans States") to provide feeder service into TWA's JFK hub beginning on November 7, 1995. TWE also has agreed to sell to Trans States certain take-off and landing commuter slots.

                 In connection with the decision to discontinue the operations of TWE and liquidate its remaining assets and liabilities, the operating results for the two months ended August 31, 1995 include special charges of approximately $1.7 million for shut-down related expenses.

                 TWE is proceeding with an orderly liquidation and shut-down, and has reached agreement with substantially all of its creditors relating to the settlement of obligations and claims. TWA does not currently expect that the liquidation of TWE will have a material adverse impact on the financial position or results of operations of TWA.


4.       FRESH START REPORTING:

                 Pursuant to "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", TWA adopted fresh start reporting which has resulted in the creation of a new reporting entity and the Company's assets and liabilities being adjusted to reflect fair values on the Effective Date. For accounting purposes, the Effective Date was deemed to be September 1, 1995. In the fresh start reporting, an aggregate value of $270 million was assigned to TWA's New Common Stock and Employee Preferred Stock. These values were established by management with the assistance of its financial advisors. These valuations considered TWA's expected future performance, relevant industry and economic conditions, and analyses and comparisons with comparable companies.

                 The reorganization value of TWA has been allocated to the Reorganized Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. Management obtained valuations from independent third parties which, along with other market and related information and analyses, were utilized in assigning fair values to assets and liabilities. A summary of the impact of the '95 Plan and the related fresh start adjustments is presented below. The fresh start adjustments result in, among other things, the allocation of substantial amounts to Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, the amortization of which, while not requiring the use of cash, will significantly affect future operating results.

                                                                             SEPTEMBER 1, 1995
                                             -------------------------------------------------------------------------------------
                                             Predecessor           Debt            Fresh Start            Other       Reorganized
                                               Company          Discharge(a)      Adjustments(b)      Adjustments(c)    Company
                                             -----------        ------------     ---------------      --------------  -----------
Current Assets:
 Cash and cash
  equivalents..............                  $  239,796         $        -           $     -            $      -      $  239,796
 Receivables...............                     297,022             (1,449)                -                   -         295,573
 Spare parts, materials
  and supplies.............                     146,191                  -                 -                   -         146,191
 Prepaid expenses
  and other................                      60,947                  -                 -                   -          60,947
                                             -----------        -----------        ----------           ----------      -----------
     Total Current Assets..                     743,956             (1,449)                -                             742,507
                                             -----------        -----------        ----------           ----------      -----------

Property and Equipment.....                     631,087                  -           (24,239)                  -         606,848
                                             -----------        -----------        ----------           ----------      -----------

Other Assets:
 Investment in
  affiliated companies.....                     110,325                  -                 -                    -        110,325
 Other investments
  and receivables..........                     163,715                  -                 -                    -        163,715
 Routes, gates and slots...                     737,171                  -           (278,722)                  -        458,449
 Reorganization value in
  excess of amounts
  allocable to iden-
  tifiable assets..........                     153,840                  -                 -              685,224        839,064
 Other assets..............                      28,531                  -           ( 9,392)                   -         19,139
                                             -----------        -----------        ----------           ----------      -----------
     Total Other...........                   1,193,582                  -          (288,114)             685,224      1,590,692
                                             -----------        -----------        ----------           ----------     -----------
Total......................                  $2,568,625         $   (1,449)        $(312,353)           $ 685,224     $2,940,047
                                             ===========        ===========        ==========           ==========    ===========

Current Liabilities:
 Current maturities of
  long-term debt...........                  $  472,510         $ (404,665)          $      -            $      -     $   67,845
 Current obligations
  under capital leases.....                      42,643                  -               (647)                  -         41,996
 Advance ticket sales......                     253,642                  -                 -                    -        253,642
 Accounts payable and
  other accrued expenses...                     518,030             24,466             3,739                    -        546,235
                                             -----------        -----------        ----------           ----------     -----------
     Total.................                   1,286,825           (380,199)            3,092                    -        909,718
                                             -----------        -----------        ----------           ----------     -----------

Liabilities Subject To
 Chapter 11 Reorgan-
 ization Proceedings.......                     748,855           (748,855)                -                    -              -
                                             -----------        -----------        ----------           ----------      -----------

Noncurrent Liabilities
 and Deferred Credits:
  Long-term debt, less
   current maturities......                           -            765,435                 -                    -        765,435
  Obligations under
   capital leases..........                     317,196                  -           (42,440)                   -        274,756
  Other noncurrent
   liabilities and
   deferred credits........                     673,428             18,612           (30,762)                   -        661,278
                                             -----------        -----------        ----------           ----------      -----------
     Total.................                     990,624            784,047           (73,202)                   -      1,701,469
                                             -----------        -----------        ----------           ----------     -----------

Redeemable Preferred Stock.                           -             58,860                 -                    -         58,860
                                             -----------        -----------        ----------           ----------     -----------

Shareholders' Equity
 (Deficiency):
  Old Preferred Stock......                         125                  -                 -                 (125)             -
  Old Common Stock.........                         200                  -                 -                 (200)             -
  Employee Preferred Stock.                           -                  -                 -                   53             53
  New Common Stock.........                           -                  -                 -                  172            172
  Additional Paid-in Capital                    161,692            143,800                 -              (35,717)       269,775
  Accumulated Deficit......                    (619,696)           140,898          (242,243)             721,041              -
                                             -----------        -----------        ----------           ----------     -----------
     Total.................                    (457,679)           284,698          (242,243)             685,224        270,000
                                             -----------        -----------        ----------           ----------     -----------
Total......................                  $2,568,625         $   (1,449)        $(312,353)           $ 685,224     $2,940,047
                                             ===========        ===========        ==========           ==========    ===========

                 (a) To record the discharge of indebtedness pursuant to the '95 Plan and reclassification of debt between current and non-current based upon their revised terms. Debt securities, mandatorily redeemable preferred stock, Ticket Vouchers and contingent payment rights issued pursuant to the '95 Plan have been recorded at their estimated fair values. The excess of indebtedness eliminated over the fair value of securities issued in settlement of those claims, approximately $140.9 million, is reflected as an extraordinary item in the two months ended August 31, 1995.

                 (b) To record adjustments to reflect assets and liabilities at fair values. The adjustments to record the fair values of assets and liabilities resulted in a nonrecurring charge to reorganization items of approximately $228.8 million in the two months ended August 31, 1995. Charges to reorganization items were recorded for various fees and expenses related to the consummation of the '95 Plan aggregating approximately $13.4 million. Significant elements of the adjustments to record the fair value of assets and liabilities are summarized below:

         --    Adjustments to reflect the fair value of owned property and equipment under capital leases.

         --    Adjustments to reflect the fair value of TWA's inter-national route authorities, take-off and landing time slots and airport gate leaseholds.

         --    Adjustments to record the present value of the liabilities for postretirement medical and life insurance benefits and certain foreign pension plans to reflect the current postretirement benefit obligation and projected benefit obligation, respectively, utilizing current discount rates.

         --    An adjustment to reduce the deferred income tax liability to reflect the impact of the preceding adjustments.

                 (c) To record adjustments to reflect the elimination of the remaining deficit in shareholders' equity after the adjustments arising from (a) and (b) above and to reflect the associated Reorganization Value in Excess of Amounts Allocable to Indentifiable Assets.

5.       EARNED STOCK COMPENSATION

                 In August 1994, the Company entered into amendments to existing collective bargaining agreements with its unions which generally provided for more flexible work rules and certain other changes to benefit programs. The agreements entered into with the unions generally provided that the employees would receive 30% of the common equity of the Company on a post-restructured basis in exchange for these concessions (as well as in consideration for their prior equity ownership, which was 45% prior to the restructuring). On the Effective Date, approximately 4.7 million shares of Employee Preferred Stock and 1.0 million shares of common stock were distributed and allocated to employees through employee stock ownership plans for the benefit of union (other than the Air Line Pilots Association ("ALPA") represented employees) and noncontract employees, respectively. The distribution of these shares resulted in a charge to operations in the two months ended August 31, 1995 of $43.2 million, based upon the market price of TWA's common stock at the time.

                 Additionally, a "Rabbi Trust" was established to receive the distribution of approximately 1.7 million shares of Employee Preferred Stock attributable to ALPA represented employees. The Rabbi Trust will distribute to the ESOP one-third of the shares annually beginning August 1995, subject to certain conditions. Accordingly, operating results in the two months ended August 31, 1995 include a charge of approximately $4.3 million, representing the value of the shares allocated at such time, based upon the market price of TWA's common stock. The operating results for the one month ended September 30, 1995 includes a proportionate charge of approximately $0.4 million for the shares to be distributed to the ESOP in 1996, based upon the current market price of TWA's common stock. The charge to earnings for shares to be distributed to the ESOP in the future will be based upon the value of the shares at that time. Accordingly, material changes in this non-cash charge may occur in periods prior to the distribution of the shares and such changes may be unrelated to the Company's operating performance during such periods.

                 Operating results for the two months ended August 31, 1995 and the one month ended September 30, 1995 include non-cash charges of approximately $240,000 and $57,000, respectively, related to employee stock options granted. The charge is to reflect the excess of the market price of TWA's common stock over the exercise price for the options granted, covering approximately 2.0 million shares of common stock, over the vesting period. The number of shares of common stock covered by these options is subject to adjustment for final distributions under the '95 plan, as described in Note 2.

         Operating results for the two months ended August 31, 1995 include a non-cash charge of approximately $8.0 million, representing the excess of the fair market value of the shares distributed to employees over the purchase price paid for shares which were sold to employees pursuant to the Equity Rights offering.


6.       EXTRAORDINARY ITEM:

                 In the quarter ended March 31, 1994, TWA sold and leased back four McDonnell Douglas MD-80 aircraft and prepaid the outstanding indebtedness associated with such aircraft, including a prepayment premium of approximately $2.0 million.

                 The extraordinary item in 1995 represents the gain on discharge of indebtedness pursuant to the consummation of the '95 Plan (See Note 4).


7.       SUBSEQUENT EVENTS:

                 Pursuant to the restructuring TWA issued 13,206,247 nontransferable Equity Rights which entitled the holder to purchase, for each such Equity Right, one share of common stock. The subscription price established by the Company was $4.1875 per share. On October 10, 1995, TWA received approximately $55.2 million in gross proceeds from the exercise of the rights, representing substantially all of the related proceeds. A total of 13,206,247 shares of common stock were issued in connection with the Equity Rights offering. Separately, the Company previously entered into an agreement pursuant to which certain parties agreed to purchase any shares not subscribed pursuant to the Equity Rights offering to ensure that the 13,206,247 shares would be fully subscribed, and paid a fee of approximately $3.4 million in September 1995, in connection therewith. Accordingly, the net proceeds from the issuance of the common shares of approximately $52 million will be reflected in shareholders' equity in the fourth quarter of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         On August 23, 1995, TWA emerged from the protection of Chapter 11 of the Bankruptcy Code, approximately eight weeks after filing its prepackaged Plan of Reorganization with the St. Louis Bankruptcy Court. Leading up to the June 30, 1995 filing were many negotiated agreements with groups and organizations which had been party to the previous bankruptcy proceeding from which TWA emerged on November 3, 1993.

         TWA had previously filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") on January 31, 1992 (the "'93 Reorganization"). A final decree closing those Chapter 11 proceedings was entered by the Delaware Bankruptcy Court on June 21, 1995.

         Since emerging from the '93 Reorganization, the Company has undertaken the following significant actions: (i) relocated its corporate headquarters to St. Louis, Missouri; (ii) refocused its domestic operations around its St. Louis hub, building to 348 departures per day during the peak summer months while eliminating a number of unprofitable routes and services; (iii) eliminated unprofitable international routes and targeted higher-yielding international customers; (iv) formulated a new fleet plan designed to replace older three engine aircraft with newer two engine aircraft; (v) sold subsidiaries World Marketing Services, Inc., Travel Marketing Corporation, and Midcoast Aviation, Inc. ("Midcoast") and announced the shut-down of TWE operations effective November 6, 1995 and (vi) renegotiated the '92 Labor Agreements to provide for further modification of pay rates, work rules and benefits packages, the issuance to employees of additional equity securities and the enactment of certain additional provisions as to corporate governance of the Company (the "'94 Labor Agreements").

         On October 11, 1994 the Company filed a registration statement with the SEC and announced a proposed plan of recapitalization for the Company (the "Restructuring") in order to reduce or satisfy certain of the Company's current and future financial obligations. The proposed capital restructuring was described and proposed in the Company's filing of the Registration Statement on Form S-4 with the SEC, which was subsequently amended and declared effective on May 12, 1995. The recapitalization of the Company was proposed to be accomplished through either (i) an out-of-court restructuring consisting of the proposed exchange of certain of the Company's outstanding debt securities for new notes, debt and/or equity, a recapitalization of the Company's outstanding preferred stock and a reverse stock split of currently outstanding common shares which would have substantially diluted the ownership of existing common stockholders or (ii) a prepackaged plan of reorganization, pursuant to Chapter 11 of the U.S. Bankruptcy Code encompassing (as it relates to the holders of such securities) generally the same elements as the proposed out-of-court restructuring and for which acceptances were being sought. Other elements of the proposed restructuring included: (i) modification offers to flight equipment lessors; (ii) extension of loans payable to affiliates of Carl Icahn (the "Icahn Loans"); (iii) an equity rights offering; (iv) distribution of warrants to current equity holders; (v) changes to labor agreements and (vi) amendments to the Company's Certificate of Incorporation.

         The Company, having received sufficient acceptances from the holders of impaired claims and equity securities to effectuate the prepackaged bankruptcy, on June 30, 1995, filed the '95 Plan. (See "Part II. Item 1. Legal Proceedings"). After a hearing on August 2, 1995, at which the merits and objections were presented to the St. Louis Bankruptcy Court, the '95 Plan, as modified, was confirmed by the Court on August 4, 1995. Such confirmation and the Effective Date of such, August 23, 1995, are the culmination of the Company's restructuring initiatives that commenced with the filing of the Registration Statement. The Restructuring has resulted in the cancellation of all of the Company's outstanding capital stock and certain of its outstanding indebtedness in exchange for new securities and other consideration issuable pursuant to the '95 Plan, as modified, as of the Effective Date. The '95 Plan, as modified, also provided for certain changes to the Certificate of Incorporation of the Company including authorizing the issuance of up to 150,000,000 shares of Common Stock, and 137,500,000 of an additional class of preferred stock.

         TWA continues to be highly leveraged. Substantially all of TWA's assets are subject to various liens and security interests, which significantly limit TWA's ability to obtain additional financing from external sources or from the sale of assets. TWA has historically experienced substantial operating losses. TWA's future viability will be dependent upon its ability to increase revenues and improve its results of operations. No assurance can be given that the Company will be successful in generating the operating revenues required for future viability. See "Liquidity and Capital Resources."

                        LIQUIDITY AND CAPITAL RESOURCES

         The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto and other more detailed financial information appearing elsewhere in this report.


         LIQUIDITY

         The Company's consolidated cash and cash equivalents for the nine months ended September 30, 1995 increased by $130.0 million to $251.3 million (including approximately $41.9 million in cash and cash equivalents held in its international operations and by its subsidiaries). The increase was due to $203.2 million provided by operations, as the result of improved operating performance and working capital management (including approximately $17.0 million in aircraft lease deferrals, net of deferral repayments), cash provided by investing activities of $3.8 million, partially offset by cash used for financing activities of $76.9 million. Credit card deposits of $15.0 million were returned to TWA following its emergence from bankruptcy as the result of its successful restructuring and stronger cash position.

         Pursuant to the restructuring TWA issued 13,206,247 nontransferable Equity Rights which entitled the holder to purchase, for each such Equity Right, one share of common stock. The subscription price established by the Company was $4.1875 per share. On October 10, 1995, TWA received approximately $55.2 million in gross proceeds from the exercise of the rights, representing substantially all of the related proceeds. A total of 13,206,247 shares of common stock were issued in connection with the Equity Rights offering. Separately, the Company previously entered into an agreement pursuant to which certain parties agreed to purchase any shares not subscribed pursuant to the Equity Rights offering to ensure that the 13,206,247 shares would be fully subscribed, and paid a fee of approximately $3.4 million in September 1995, in connection therewith.

         Pursuant to the Company's '95 Plan, and as partial consideration for the claims of the holders of the Company's 8% Senior Secured Notes due 2000 (the "8% Notes"), distribution of new securities to those creditors included an aggregate number of 600,000 Ticket Vouchers, each with a face value of $50.00, which may be used for up to 50% discount off the cost of a TWA airline ticket for transportation on TWA flights. In conjunction with the issuance of these Ticket Vouchers, the Company entered into a Stand-By Purchase Agreement (the "Stand-By") with a group of private investment funds managed by M. D. Sass Investors Services (collectively, the "Purchasers") whereby they agreed to purchase, for cash, all untendered TWA Ticket Vouchers issued pursuant to the '95 Plan for $26.00 per $50.00 face amount voucher. This commitment by the Purchasers extended from the Effective Date through October 15, 1995.

         Pursuant to the Stand-By, the Company agreed to redeem the Ticket Vouchers from the Purchasers for an amount of $33.00 face amount (less a discount if redeemed prior to March 1996), with payment dates by the Company extending through June 1996, until all such vouchers have been redeemed by the Company.

         On October 18, 1995, the Company announced that it had entered into a Voucher Purchase Agreement with the same investors to increase the stand-by purchase price from $26.00 to $32.00, for the 30-day period commencing on October 19, 1995, and expiring on November 17, 1995. The Company also announced that each person who tendered in the previous stand-by purchase arrangement would also receive the $32.00 cash per $50.00 Ticket Voucher. Holders who wish to sell their Ticket Vouchers for $32.00 cash must tender their vouchers to the Purchasers' designated agent before the November 17, 1995 termination date. This new Voucher Purchase Agreement also stipulates that the Company will redeem the vouchers from the Purchasers for the amount of $39.00 per voucher (less a discount if redeemed on or before February 15, 1996). The Company must redeem all remaining unredeemed purchased Ticket Vouchers on March 15, 1996.

         The prior offer resulted in vouchers being tendered with a face value of approximately $2.9 million, for which the Company will pay a redemption amount of approximately $2.2 million to the Purchasers.

         Aircraft lease payment deferrals were undertaken concurrently with the Company's restructuring initiatives which were intended to increase liquidity and improve its financial condition. Gross lease deferrals aggregated $74.5 million at September 30, 1995. The aircraft lease payment deferrals contemplated in the Company's proposed restructuring generally anticipated six month deferrals, with various payback periods, extending in some instances over the remaining life of the lease, and others over a specified period. Cash repayments of lease deferrals, including interest, are expected to be $9.5 million in the fourth quarter of 1995 and $23.2 and $8.7 million in 1996 and 1997, respectively.

         On March 9, 1995, the Company signed an agreement with certain business enterprises in the St. Louis, Missouri community. The agreement with the St. Louis Coalition for Air Service, a Missouri not-for-profit corporation (the "Coalition"), provided for the receipt by the Company of approximately $37.2 million, such amount representing the advance payment for tickets to be purchased by the Coalition for a period beginning March 9, 1995 and continuing to August 31, 1995. On March 14, 1995, the Company received $18.6 million, and on July 7, 1995 received the second installment amounting to $18.6 million. In consideration for these advance payments, the Company agreed to issue tickets to participating members of the Coalition having a value of 10% in excess of such amount. At September 30, 1995, substantially all of these advance payments had been used.

         Substantially all of TWA's strategic assets, including owned aircraft, ground equipment, gates, slots and overhaul facilities, have been pledged to secure the various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of applicable financing agreements, generally require payment of the indebtedness secured thereby, which indebtedness would in many cases likely exceed the immediately realizable value of such assets. TWA has relatively few non-strategic assets remaining which it could monetize, substantially all of such assets being subject to various liens and security interests which restrict and/or limit the ability of TWA to realize any significant proceeds from the potential sale thereof.

         On June 14, 1995, the Company signed an agreement with Karabu Corporation ("Karabu") to extend the term of the Icahn Loans, from January 8, 1995, to January 8, 2001, to obtain the consent of Karabu and the Icahn Entities to certain modifications to the PBGC Notes and to obtain agreement with the Icahn Entities to refrain from exercising the right to terminate the Pension Plans prior to December 31, 1995 (the "Extension and Consent Agreement"). Collateral for the Icahn Loans include a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. On June 26, 1995, the Company made a $12.6 million interest payment on the Icahn Loans. At September 30, 1995 the outstanding balance was $194.5 million (including approximately $4.5 million in accrued and unpaid interest). The notes evidencing the Icahn Loans are security for certain obligations of the Icahn Entities to the PBGC.

         On June 14, 1995, as one of the transactions contemplated by the Extension and Consent Agreement to extend the terms of the Icahn Loans from January 8, 1995 to January 8, 2001, TWA and Karabu entered into the Karabu Ticket Program Agreement (the "Ticket Agreement"). There are two categories of tickets under the Karabu Ticket Program: (1) "Domestic Consolidator Tickets" which are subject to a cap of $610 million, based on the full retail price of the ticket ($120 million in the first fifteen months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets" and "Matching Tickets" which are not subject to any cap throughout the term of the Ticket Agreement.

         Tickets sold to Karabu pursuant to the Ticket Agreement shall be priced at various levels which are intended to approximate current competitive discount fares available in the airline industry. Considering the number of restrictions placed on Karabu's resale of tickets to the public, this agreement is intended to produce net incremental revenue to TWA. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and in general these tickets may not be marketed through travel agents. In addition, no ticket shall be included with an origin or destination of St. Louis nor shall any ticket include flights on other carriers. Tickets sold pursuant to this Agreement shall be at fares specified in said Agreement, net to TWA, and shall be exclusive of tax.

         Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share, except for the origin city/New York market, which has a 10% market share limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

         The purchase price for the tickets purchased by Karabu shall either, at Karabu's option, be retained by Karabu and the amount so retained shall be credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over to the Settlement Trust by Karabu for TWA's account as prepayments on the PBGC Notes as defined within the Prospectus.

         Pursuant to various agreements under the '93 Reorganization: (i) the Company's Pension Plans were assumed by Pichin Corporation, a Delaware corporation and an Icahn Entity and (ii) the Company issued three promissory notes in the aggregate principal amount of $300 million to a trust for the benefit of the Pension Plans in full satisfaction of all of TWA's obligations with respect to the Pension Plans and in full settlement of the approximately $1.1 billion PBGC claim. Mr. Icahn has advised TWA that Pichin Corporation is entitled to terminate the Pension Plans in a non-standard termination at any time after January 1, 1995, however has agreed to forebear through December 31, 1995. Since TWA's liability in respect of its former obligations to the Pension Plans is reflected solely by the PBGC Notes, termination of the Pension Plans by Pichin Corporation should not, in and of itself, give rise to any additional obligations on the part of the Company in respect thereof.

         TWA reached an agreement with representatives of ALPA, the International Association of Machinists and Aerospace Workers ("IAM"), and the Independent Federation of Flight Attendants ("IFFA"), that provided for the deferral of the Company's obligation to make the 1994 pension contribution payment to June 20, 1995. In addition, commencing on July 1, 1995 and continuing each month thereafter, TWA is required to make specified monthly contributions to such plans aggregating on an annual basis approximately 2% of W-2 earnings of covered employees (estimated by the Company to be approximately $15.6 million in respect of 1995).


         LITIGATION AND CLAIMS

         For a description of the potential effect on the Company's future liquidity and operating results of the settlement of certain administrative expense claims, see discussion in "Part II. Other Information -- Item 1. Legal Proceedings."

         CAPITAL RESOURCES

         TWA has renegotiated the purchase agreements (collectively, the "AVSA Agreement") previously entered into with AVSA, S.A.R.L. ("AVSA"), a subsidiary of Airbus Industries, C.I.E., relating to the purchase of certain A330 aircraft and engines, modules and spare parts to support those aircraft. TWA and AVSA have entered into letter agreements and amendments (collectively, the "Amendments"), which modified certain terms of the AVSA Agreement, including the quantities of A330 aircraft to be acquired by TWA. As a result of the Amendments, TWA now has on order 10 "firm" aircraft as well as options for an additional 10 aircraft.

         During July 1995 TWA and AVSA amended the AVSA Agreement to reschedule the delivery dates for the 10 "firm" Aircraft and the ten "option" Aircraft. Current delivery schedules call for the 10 "firm" aircraft to be delivered commencing in April of 1999 through September 2000. Additionally, delivery dates for the "option" aircraft have been rescheduled to commence in December 1999 through April 2001, subject to TWA's exercise thereof.

         In accordance with the AVSA Agreement, TWA was to have resumed issuance of promissory notes to AVSA in the aggregate principal amount of $17.0 million between January and April 1995, but that requirement was subsequently postponed. As a result of the rescheduling of delivery dates, the requirement to resume issuance of promissory notes was deferred until April 1996, and TWA agreed to make a cash payment on October 1, 1996 in the principal amount of $893,025 plus interest.

         TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement. In the event of cancellation of the AVSA Agreement, prepayments amounting to approximately $14 million would be subject to forfeiture.

         TWA has also renegotiated the agreements (collectively, the "Equipment Agreement") with Rolls-Royce plc ("RR") relating to the purchase of RR Trent 772 engines, modules, and spare parts to support the A330 aircraft described above. During July 1995, RR consented to the deferral and rescheduling by TWA and AVSA of A330 aircraft delivery dates, which will defer performance by RR under the Equipment Agreement. In the event of cancellation of the Equipment Agreement, predelivery payments amounting to approximately $3.9 million made by TWA with respect to the Equipment Agreement would be subject to forfeiture.

         In March 1995, the Company consummated agreements for lease and debt restructuring with regard to eight aircraft owned and mortgaged by TWA and two aircraft leased to TWA. This resulted in the release of one aircraft from existing mortgage and transfer of title to the Company of two aircraft formerly leased to the Company, cancellation of approximately $8.5 million in debt, approximately $8.6 million of capital lease obligation and deferral of certain rentals. This restructuring also resulted in title to seven aircraft being transferred and leased back by TWA. A security interest in the aircraft transferred to TWA was given to secure the leases.

         In July 1995, the Company finalized the lease of three additional MD-83 aircraft, two of which were delivered to TWA during the third quarter. The third aircraft was delivered during October 1995. The lease terms are for nine years from the respective delivery dates. TWA has returned one B727 and one L1011 aircraft to their lessors during 1995 upon termination of their respective lease terms. TWA continues to pursue acquisition of additional aircraft which complement its fleet plan as new market opportunities become available.

         In order to comply with Federal Aircraft Noise Regulations, the Company's Board of Directors has authorized the expenditure of approximately $78.1 million during 1996 for installation of engine "hush-kits" on 39 DC-9 aircraft currently in the Company's fleet. By December 31, 1996, hush-kits must be installed on 28 of these aircraft. The Company is negotiating various financing options to fund the majority of such expenditure.

         The FAA is requiring and is expected to continue to require inspection, modification and/or replacement of certain aircraft parts, as well as the implementation of additional maintenance programs or changes to current programs, with respect to various types of aircraft over a certain age. These requirements vary, depending on the type of aircraft covered. In 1993 and 1994, TWA spent approximately $8.5 million and $5.7 million, respectively, to comply with those requirements. Based on information currently available to TWA and its current fleet plan, TWA estimates that costs associated with complying with these FAA requirements may approximate $8.4 million in 1995, $8.4 million in 1996, $2.9 million in 1997, $1.4 million in 1998, $1.8 million in 1999, and $3.2 million beyond 1999. These cost estimates assume, among other things, that newer aircraft will replace certain of TWA's existing aircraft and as a result the average age of TWA's fleet will be significantly reduced. There can be no assurance that TWA will be able to fully implement its fleet plan.

         CERTAIN OTHER CAPITAL REQUIREMENTS. Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

         TWA cannot predict whether or to what extent any change in its planned capital expenditures may adversely affect its future ability to operate or its financial condition. In addition, if TWA were to acquire further additional aircraft, as it currently plans to do, it cannot predict how any such acquisitions, together with the related obligations to make rental payments or repay any indebtedness incurred in connection therewith, ultimately may affect its profitability and relative market share.

                             RESULTS OF OPERATIONS

         Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to occur in the future. While numerous uncertainties concerning the level of revenues and expenses always exist, the nature of such uncertainties is constantly changing, and it is not possible to predict the potential impact of any of such uncertainties upon TWA's income from operations. Among the uncertainties that might adversely impact TWA's future earnings are: (i) competitive pricing initiatives; (ii) competitive flights added by competing airlines; (iii) changes in the cost of fuel; (iv) reduced levels of air passenger traffic resulting from war, threat of war, international terrorism and changes in the economy and (v) limitations on the ability of TWA to service certain airports as a result of noise abatement practices or regulations imposed on carriers operating at such airports. These are only some of the risks for TWA and the airline industry.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         The operating profit of $45.8 million for the quarter ended September 30, 1995 was $11.1 million better than the operating profit of $34.7 million in the third quarter of 1994. The 1995 operating profit includes a $56.2 million charge primarily related to the distribution of stock to employees as part of the Company's financial restructuring. The net loss of $82.0 million for the third quarter of 1995 was $74.0 million higher than the net loss of $8.0 million for the third quarter of 1994. This increased net loss is directly attributable to non-recurring charges resulting from TWA's emergence from bankruptcy on August 23, 1995. Such charges, in addition to the $56.2 million charge to operating expenses mentioned above, include $242.2 million in reorganization items included in other charges (credits), offset by an extraordinary gain related to debt extinguishment of $140.9 million.

         Total operating revenues of $959.4 million for the third quarter of 1995 were $30.9 million (3.1%) less than the comparable 1994 period. The decrease was primarily reflected in non-transport revenues which were $27.6 million lower than in 1994 due primarily to the absence of subsidiary companies, which were sold in the third and fourth quarters of 1994. The decrease was also affected by a decline in tour operation revenues. TWA passenger revenues for the third quarter of 1995 increased $5.0 million over 1994, however this increase was offset by a $6.5 million decrease in the passenger revenues of TWE.

         System capacity, as measured by available seat miles (ASM's) in scheduled service, decreased 4.8% during the third quarter of 1995 as compared to 1994 (reflecting a decrease in international capacity of 11.2% and an increase in domestic capacity of 1.8%). Passenger traffic volume, as measured by revenue passenger miles (RPM's) in scheduled service, during the third quarter of 1995 decreased 2.0% compared to the same period of 1994. International traffic decreased 5.1% while domestic traffic decreased slightly (.36%). TWA's yield per passenger mile for the third quarter of 1995 increased 2.6% over the comparable 1994 period to 11.25 cents from 10.96 cents (reflecting a domestic increase of 4.1% to 12.75 cents from 12.25 cents and an international decrease of 2.8% to 8.29 cents from 8.66 cents).

         Passenger load factor for the third quarter ended September 30, 1995 was 69.9% compared to 67.9% in the same period of 1994. The breakeven passenger load factor for the third quarter of 1995 decreased to 62.8% as compared to 67.6% for the third quarter of 1994.

         Operating expenses of $913.6 million in the third quarter of 1995 decreased $42.0 million (4.4%) compared to the third quarter of 1994 representing a net change in the following expense groups:

         Employment costs for the third quarter of 1995 were $31.5 million (9.8%) less than 1994 primarily due to a decrease in the average number of employees. The average number of employees during the third quarter of 1995 was 23,126 compared to 25,216 during 1994.

         During the third quarter of 1995, the Company distributed shares of stock to employees as part of its financial restructuring, which together with certain other non-cash compensation charges resulted in an aggregate charge of $56.2 million to operating expense. For a further discussion of this charge and future charges related to non-cash compensation, see Item 1, Notes to Consolidated Statements.

         Aircraft fuel and oil expense in the third quarter of 1995 was $10.8 million (8.1%) less than the third quarter of 1994. The decrease is attributable to a 6.1% decrease in fuel consumption related to the reduced system capacity, and a reduction in the average price per gallon to 55.39 cents from 56.62 cents.

         Passenger sales commission expense was $7.3 million (8.6%) lower in the third quarter of 1995 compared to 1994. The decrease is principally due to a reduction in the commission rate on international tickets.

         Aircraft maintenance materials and repairs decreased $4.3 million (12.3%) in the third quarter of 1995 compared to 1994. The reduction is primarily due to a decrease in the active number of aircraft from 194 in 1994 to 185 in 1995.

         Depreciation and amortization decreased $8.6 million (17.8%) in the third quarter of 1995 compared to 1994. The decrease is principally due to the return of two leased aircraft and the sale (and simultaneous leaseback) of five B727 and two B747 aircraft since the beginning of 1995.

         Operating lease rental expenses decreased $1.3 million for the third quarter of 1995 compared to the same period during 1994. The quarterly expense was $68.7 million and $70.0 million for 1995 and 1994, respectively.

         Passenger food and beverage expense decreased $9.1 million (25.5%) in the third quarter of 1995 compared to 1994, primarily as a result of decreased international traffic and cost savings as a result of the closing of the JFK and Los Angeles dining units in the fourth quarter of 1994.

         Special charges of $1.7 million were recorded in the third quarter of 1995 for shut-down related expenses of Trans World Express.

         All other operating expenses were $13.8 million (6.4%) lower in the third quarter of 1995 as compared to 1994, primarily due to operating subsidiaries sold in 1994 and the decrease in the level of TWE's operations.

         Other charges (credits) were a net charge of $268.8 million in the third quarter of 1995 compared to $42.9 million in 1994. This unfavorable change of $225.9 million was due to a non-recurring $242.2 million charge related to the Company's restructuring, offset by a $21.5 million decrease in interest expense.


 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         The Company's operating profit of $24.0 million for the nine months ended September 30, 1995 represented an $87.5 million improvement over the operating loss of $63.5 million during the same period of 1994. The 1995 operating profit includes a $56.2 million charge primarily related to the distribution of stock to employees as part of the Company's financial restructuring. The net loss of $199.7 million for the first nine months of 1995 was $9.1 million unfavorable to the net loss of $190.6 million for the first nine months of 1994. The increase in the net loss is directly attributable to non-recurring charges resulting from TWA's emergence from bankruptcy on August 23, 1995. Such charges, in addition to the $56.2 million charge to operating expenses mentioned above, include $242.2 million in reorganization items included in other charges (credits), offset by an extraordinary gain related to debt extinguishment of $140.9 million.

         Total operating revenues of $2,512.2 million for the first nine months of 1995 were $123.2 million (4.7%) less than the comparable 1994 period, primarily due to a $77.9 million (25.7%) decrease in non-transport revenues. The decrease in non-transport revenues was primarily related to the absence of certain subsidiary companies which were sold in the third and fourth quarters of 1994. The change in operating revenues also reflects decreases of $40.7 million (1.8%) in passenger revenues and $11.6 million (19.6%) in tour operation revenues.

         System capacity, as measured by available seat miles (ASM's) decreased 3.6% during the first nine months of 1995 compared to 1994. International capacity decreased 13.7% due to the termination of flights to several international destinations while domestic capacity increased slightly (.70%). During the first nine months of 1995, system passenger traffic volume, as measured by revenue passenger miles (RPM's) in scheduled service improved slightly (.34%), the result of a decrease in international traffic by 6.2% and an increase in domestic traffic by 2.3%.

         Passenger load factor for the nine months ended September 30, 1995 was 66.5% compared to 64.3% in the same period of 1994. The breakeven passenger load factor for the first nine months of 1995 declined to 67.2% as compared to 71.4% for 1994.

         Operating expenses of $2,488.3 million in the first nine months of 1995 decreased $210.6 million (7.8%) compared to the first nine months of 1994 representing a net change in the following expense groups:

         Employment costs for the first nine months of 1995 were $115.4 million (11.9%) less than 1994 due to a decrease in the average number of employees. The Company had an average of 22,814 employees during the first nine months of 1995 compared to 25,924 in 1994.

         During the third quarter of 1995, the Company distributed shares of stock to employees as part of its financial restructuring, which together with certain other non-cash compensation charges resulted in an aggregate charge of $56.2 million to operating expense. For a further discussion of this charge and future charges related to non-cash compensation, see Item 1, Notes to Consolidated Statements.

         Aircraft fuel and oil expense in the first nine months of 1995 was $24.9 million (6.9%) less than 1994 primarily due to a 6.4% decline in fuel usage and a nominal decrease in the average price per gallon of fuel to 55.5 cents from 55.8 cents per gallon.

         Passenger sales commission expense was $11.6 million (5.3%) lower in the first nine months of 1995 compared to 1994 due to decreases in passenger revenue and commissionable sales in addition to a reduction in the commission rate on international tickets.

         Aircraft maintenance materials and repairs expense decreased $5.8 million (5.2%) in the first nine months of 1995 compared to 1994. The decrease is primarily due to the decrease in the active number of aircraft from 194 in 1994 to 185 in 1995.

         Depreciation and amortization decreased $21.1 million (14.9%) in the first nine months of 1995 compared to 1994, generally due to the normal decline in depreciation as property reaches the end of its projected economic life and the sale (and simultaneous leaseback) of five B727 and two B747 aircraft in March 1995.

         Operating lease rentals were $11.0 million more in the first nine months of 1995 compared to 1994, primarily due to a net increase in the average number of aircraft under operating lease.

         Special charges of $1.7 million were recorded in the third quarter of 1995 for shut-down related expenses of Trans World Express.

         Passenger food and beverage expenses decreased $19.7 million (20.3%) in the first nine months of 1995 compared to 1994, primarily as a result of decreased international traffic and cost savings as a result of the closing of the JFK and Los Angeles dining units in the fourth quarter of 1994.

         All other operating expenses were $67.7 million (11.4%) lower in the first nine months of 1995 as compared to 1994, primarily because of the operating subsidiaries sold in 1994 ($31.7 million) and the termination of flights to certain international destinations.

         Other charges (credits) were a net charge of $364.6 million in the first nine months of 1995 compared to $124.0 million during the same period of 1994. This unfavorable change of $240.6 million was primarily due to a $242.2 million non-recurring charge related to the Company's restructuring. Additionally, interest expense declined by $11.8 million in the first nine months of 1995 compared to 1994 and TWA's share of net earnings of Worldspan increased $1.2 million in 1995 over 1994.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS *

        1993 Reorganization Proceedings. The Registration Statement, the 1994 10-K and Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995, describe in detail matters related to the '93 Reorganization which began on January 31, 1992 when TWA filed a voluntary petition for relief under Chapter 11 in the Delaware Bankruptcy Court. All claims that were before the Delaware Bankruptcy Court in the '93 Reorganization have been resolved, provided certain claims being liquidated in a non-bankruptcy forum continue to be processed after which time, some such claims may result in distributions made in accordance with the Company's plan of reorganization filed in the '93 Reorganization (the "'93 Plan") as impacted by the plan of reorganization filed June 30, 1995, as hereafter discussed in greater detail (the "'95 Plan"), as modified. That is, ultimately some such claims may result in distributions under the '95 Plan, as modified.

        In addition to the foregoing, certain claims have been asserted as administrative expense claims against TWA's estate in the '93 Reorganization. Administrative expense claims are those postpetition expenses defined in
Section 503 of the Bankruptcy Code. Such claims are for, among other things, aircraft return condition, unpaid rent and professional fees. TWA believes that many such administrative expense claims are substantially overstated and that those for aircraft return conditions relating to aircraft subject to rejected leases are not entitled to administrative expense treatment. TWA has filed objections to some alleged administrative claims. An allowed administrative claim requires a cash payment pursuant to the terms of the '93 Plan and the '95 Plan, as modified. TWA has accrued amounts which it believes will be adequate to satisfy such claims. TWA expects that payments of administrative expense claims in 1995 could be as much as $2.8 million.

        On June 21, 1995 the Delaware Bankruptcy Court entered an order finding the bankruptcy estate had been fully administered and entered a final decree closing this case.

        1995 Reorganization Proceedings. As discussed in the 1994 10-K, on October 11, 1994, the Company filed a Registration Statement on Form S-4 with the SEC and announced a proposed plan of recapitalization for the Company. The Registration Statement, as amended, was declared effective May 12, 1995. The recapitalization of the Company was proposed to be accomplished through either
(i) an out-of-court restructuring (the "Out-of-Court Restructuring") consisting of the proposed exchange of certain of the Company's outstanding debt securities for new notes, debt and/or equity, a recapitalization of the Company's outstanding preferred stock and a reverse stock split of currently outstanding common shares which would substantially dilute the ownership of existing common stockholders or (ii) the '95 Plan, pursuant to the Bankruptcy Code encompassing (as it relates to the owners of such securities) generally the same elements as the foregoing and for which acceptances were sought.

        The solicitation period for the Out-of-Court Restructuring and the '95 Plan ended on June 27, 1995. On June 28, 1995, the Company announced that it had received sufficient acceptances from the holders of impaired claims and equity securities to effectuate the '95 Plan, but not enough tenders to effectuate the Out-of-Court Restructuring.

        Following authorization by its Board of Directors, the Company filed its Chapter 11 petition with the United States Bankruptcy Court for the Eastern District of Missouri, Eastern Division (the "Court") on June 30, 1995 (In Re:
Trans World Airlines, Inc., Debtor, Case No. 95-43748- 399). Also on that date, the Company filed with the Court the '95 Plan and the final Registration Statement which included a Proxy Statement/Prospectus, Solicitation of Proxies, Offers to Exchange, Offering of Common Stock and Employee Preferred Stock, Solicitation of Consents and Solicitation of Acceptances (collectively the
"Prospectus").   Further, the Company filed a motion requesting the Court to set a hearing date on approval of the solicitation process, adequacy of disclosure and confirmation of the '95 Plan and certain other matters. The Court set August 2, 1995 as the hearing date on these matters. Additionally, on June 30, 1995, the Company filed and the Court granted several motions to allow the Company to continue to operate in the ordinary course of business during the Chapter 11 case and to pay most of its pre- petition ordinary course liabilities, other than those related to the impaired claims and equity interests as provided for within the '95 Plan. These pleadings included authorization for the Company to pay prepetition wage and employee benefits, and trade creditor's claims, honor prepetition tickets, continue the use of its cash management system, assume executory contracts and unexpired leases with certain parties and to use cash collateral. The Court also entered an order implementing the automatic stay under the Bankruptcy Code, with exceptions for certain labor-related proceedings, certain workers' compensation proceedings and pending proceedings from the Company's prior bankruptcy case.

        On July 14, 1995 and August 2, 1995, the Company filed with the Court modifications to the '95 Plan. In connection with each of the modifications the Company requested the Court to find that the modifications did not adversely change the treatment to be received on account of the claim or equity interest of any holder under the '95 Plan, that all holders that had accepted the '95 Plan prior to the modifications be deemed to have accepted the '95 Plan, as so modified, and that no additional disclosure was required.

        On August 4, 1995, the Court entered an order approving the Company's solicitation process for the '95 Plan and the adequacy of disclosure related to the '95 Plan, making the findings requested by the Company relating to the modifications and confirming the '95 Plan, as modified (the "Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of Reorganization" or the "Confirmation Order").

        The Prospectus describes the '95 Plan in considerable detail. The description of the restructuring herein is intended only to inform of the existence of the '95 Plan, and modifications thereto, and the Prospectus pursuant to which, among other things, solicitation of consents to the '95 Plan was conducted. Any statement herein concerning the '95 Plan or the Prospectus is qualified in its entirety by the more detailed information appearing in the '95 Plan, the Prospectus, the Appendices thereto, and the other documents referenced therein.

        As a result of the '93 Plan, the ownership of the Common Stock of the Company was divided between various TWA employee trusts (which received approximately 9,000,000 shares, or 45% of the total outstanding) and the Company's unsecured creditors (who received approximately 11,000,000 shares, or 55% of the total). In order to achieve a balance between the significant equity ownership and voting rights of the employee trusts, on the one hand, and the unsecured creditors, on the other hand, the approximately 11,000,000 shares designated for the unsecured creditors were placed in a Voting Trust created under a Voting Trust Agreement (the "Voting Trust Agreement"), under which LaSalle National Trust, N.A. ("LaSalle" or the "Voting Trustee") was named the
trustee.   In lieu of certificates for Common Stock, the unsecured creditors received Voting Trust Certificates ("VTCs") issued pursuant to the Voting Trust Agreement, representing beneficial ownership of the shares of Common Stock placed in the Voting Trust. The Voting Trust Agreement provided that the Voting Trustee would vote all approximately 11,000,000 shares of the Common Stock with respect to any matter requiring a vote in the manner set forth therein.

        The '95 Plan, as modified, provided for, among other things, the Voting Trustee to receive in exchange for each share of Common Stock held in the Voting Trust (a) 0.0213 shares of new Common Stock of the Company, (b)
0.0246 Warrants and (c) 0.0107 Equity Rights. Pursuant to the '95 Plan, all shares of old Common Stock were canceled, and the Voting Trustee, as a holder of old Common Stock, was to receive a distribution of the new Common Stock, Warrants and Equity Rights, while the VTCs would continue to represent the beneficial ownership of the securities for which the old Common Stock was exchanged.

        Because, as a result of the confirmation of the '95 Plan, the Voting Trustee was to become the holder of less than 1.0% of the aggregate outstanding voting shares of new Common Stock of the Company, it became apparent after confirmation that the Voting Trust would no longer serve the purpose for which it was created. Therefore, at the request of certain holders of VTCs, the Company and LaSalle sought an order from the Bankruptcy Court authorizing the cancellation of the Voting Trust Agreement and the VTCs and authorizing the Company to make the distribution otherwise owing to the Voting Trustee as a holder of old Common Stock to the Voting Trustee solely as the Disbursing Agent for making further distribution of the securities directly to the record holders of VTCs.

        On August 17, 1995, the Bankruptcy Court entered an order approving the request made by LaSalle and the Company. Accordingly, on the Effective Date of the '95 Plan, the Company distributed the new Common Stock, Warrants and Equity Rights to be exchanged for old Common Stock held by the Voting Trust to LaSalle as a Disbursing Agent, for further distribution to the holders of record of VTCs, and the Voting Trust Agreement (except for the provisions thereof relating to distribution, indemnity and compensation) and the VTCs issued thereunder were canceled.

        Other Actions. On June 28, 1995, a Motion for Judgment was filed in the Circuit Court for the County of Loudoun, Virginia against Trans World Express, Inc., a wholly-owned second-tier subsidiary of the Company (British Aerospace Holdings, Inc., and Jet Acceptance Corporation, Plaintiffs v. Trans World Express, Inc., Defendant, Law No. 16633). The action sought damages for breach of leases of eight Jet Stream J-31 aircraft and a spare parts lease and claimed damages on various contract theories. This case has been concluded by a voluntary dismissal filed by the plaintiffs. TWA was not a party to this litigation and had no obligation for the same, by guarantee or otherwise.

        In February of 1995, a number of actions were commenced in various federal district courts against TWA and six other major airlines alleging that the companies conspired and agreed to fix, lower and maintain travel agent commissions on the sale of tickets for domestic air travel in violation of the United States antitrust laws. Generally the complaints in these actions seek treble damages and injunctive relief on behalf of a nationwide class of travel agents. Certain of these actions also claim violations of various state laws. TWA believes that these cases are without merit. On May 9, 1995 TWA announced settlement, subject to court approval, of the referenced actions and reinstated
the traditional 10 percent commission on domestic air fares.   A final
appealable court order has not yet been entered, however there has been entered an interim order approving the settlement.

        Certain other specific claims, complaints and legal proceedings were discussed in the 1994 10-K. Other than as noted herein, there have been no material developments in any such other proceedings since filing of the 1994 10-K.

  *All terms not otherwise defined herein, or otherwise in this report, are as set forth and defined within the Registration Statement or within the 1994 10-K.


ITEM 2.  CHANGES IN SECURITIES

        The Company proposed a financial restructuring (the "Restructuring") in order to reduce or satisfy certain of the Company's current and future financial obligations. As discussed above, on October 11, 1994 the Company filed the Registration Statement in connection with its current financial reorganization in accordance with the Securities Act of 1933. That registration statement was amended from time to time before being declared effective on December 30, 1994. There have also been filed post-effective amendments to that registration statement, the last of which was Post-Effective Amendment No. 6 filed with the Securities and Exchange Commission on May 11, 1995. There have also been filed a second registration statement and certain pre-effective amendments to the second registration statement. Following the filing of the second registration statement, subsequent filings for the initial registration statement were incorporated as a part thereof. The final Registration Statement was declared effective on May 12, 1995. As described above, such filing by the Company related to a proposed restructuring through either (i) the Out-of-Court Restructuring, itself consisting of the herein described proposed exchange of certain of the Company's outstanding debt securities for new notes, debt and/or equity and a recapitalization of the Company's outstanding preferred stock or (ii) the '95 Plan encompassing (as it relates to the holders of such securities) generally the same elements as the Out-of-Court Restructuring and for which acceptances were sought pursuant to the Prospectus. The Company having received sufficient acceptances from the holders of impaired claims and equity securities to effectuate the '95 Plan, filed with the Court a Chapter 11 petition along with the '95 Plan and the Prospectus on June 30, 1995. (See "Part II. Item 1. Legal Proceedings" above). The restructuring resulted in the cancellation of all of the Companys' outstanding capital stock and certain of its outstanding indebtedness in exchange for new securities and other consideration issuable pursuant to the '95 Plan, as modified, as of the effective date of the '95 Plan.

        The Prospectus describes in considerable detail the proposed Restructuring. The Restructuring is also described in the 1994 10-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        The 1994 10-K and Form 10-Q filed for the quarterly period ended June 30, 1995 described certain matters related to the Company's then outstanding 10% Senior Secured Notes due 1998 (the "10% Notes"), the 8% Notes and the Company's 11% Senior Secured Notes due 1997 (the "11% Notes"). The Prospectus describes in considerable detail the effect of the '95 Plan upon the 10% Notes and the 8% Notes.

        With regard to the 11% Notes, on March 31, 1995, the Company failed to make an approximately $4.5 million mandatory sinking fund payment. Under the 11% Notes Indenture, such failure to pay is an "Event of Default" permitting the acceleration of such 11% Notes by the holders of at least 25% in principal amount of such 11% Notes or by the 11% Notes trustee on its own volition or upon instruction of the holders of at least 25% in principal amount of such 11% Notes. On March 31, 1995, a letter of credit was established in the amount of $4,565,189.00, representing the 11% Notes principal payment due on March 31, 1995 plus interest through June 1, 1995. On June 2, 1995 the full amount was drawn on the letter of credit and such letter of credit is no longer in effect. The Company has made all payments due under the 11% Notes Indenture since June 2, 1995.

        Pursuant to Section 6.02 of the 11% Notes Indenture, the occurrence of an Event of Default as a result of the commencement by the Company of a voluntary bankruptcy case causes an automatic acceleration of the due date of all principal and interest on the 11% Notes. However, the '95 Plan, as modified, provides for the rescinding of such acceleration and the reinstatement of the original scheduled maturity of the 11% Notes. The Company has entered into an amendment to the Indenture and the Pledge and Security Agreement securing the 11% Notes in connection with the '95 Plan. These amendments permit a substitute subordinate Lien on the Collateral securing the 11% Notes in favor of the 12% Notes to be issued pursuant to the 12% Notes Indenture (as defined in the '95 Plan) in lieu of the subordinate Lien on the Collateral which had secured TWA's 10% Notes.

        The Prospectus describes in considerable detail the effect the '95 Plan has upon the Company's former and current senior securities and the matters described in this Item 3.


ITEM 5.  OTHER INFORMATION

        On September 5, 1995, the Board of Directors of TWE unanimously voted in favor of liquidation of TWE and also voted to discontinue operations effective as of November 6, 1995. TWA Group, Inc., a wholly owned subsidiary of TWA, Inc., as sole shareholder of TWE, approved the Board's decision. TWE is proceeding with an orderly liquidation.

        The Board of TWE also approved the sale to Trans States of the IFR take-off and landing commuter slots owned by TWE. Trans States will endeavor to provide feeder service into TWA's JFK hub beginning on November 7, 1995.

        TWA has inaugurated service or has announced inauguration of jet service to Jackson, Mississippi and Reno, Nevada as of October 1, 1995, Mexico City as of October 29, 1995 and Santa Domingo, Dominican Republic on December 1, 1995. In addition, on various dates in December 1995, jet service is to commence to Cancun, Puerto Vallarta, Zihuatenejo, Mexico and Montego Bay, Jamaica. A tour operator, Apple Vacations, has purchased the majority of the seats on the flights described in the previous sentence. The expansion of service into Mexico is part of a program to make the Company's flight operations less seasonal. All new destinations, with the exception of Santa Domingo, will be served from St. Louis. Santa Domingo will be served from JFK.

        In July 1995 TWA reached agreement for the lease of three new MD-83 aircraft. Two of these aircraft were delivered to TWA during the third quarter. The third aircraft was delivered to TWA in October 1995. The first aircraft entered service in September 1995, the second aircraft entered service in October 1995, and the third aircraft is scheduled to enter service in November 1995. The Company also intends to take possession of one B-767-231ETOPS aircraft prior to January 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

         *2.1.1 Second Amended Plan of Reorganization, dated May 28, 1993 (Exhibit 28.1 to 6/93 8-K)

         *2.1.2 Modifications to the Second Amended Plan of Reorganization, dated August 10, 1993; Supplemental Modifications to the Second Amended Plan of Reorganization, dated August 11, 1993; and Second Supplemental Modifications to the Second Amended Plan of Reorganization, dated August 12, 1993 (Exhibit 2.1 to 6/93 10-Q)

         *2.2 Confirmation Order, dated August 12, 1993, with Exhibits A-L attached (Exhibit 2.2 to 6/93 10-Q)

         *2.3 Final Decree, dated June 21, 1995, related to the '93 Plan (Exhibit 2.3 to 6/95 10-Q)

         *2.4 Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Prospectus herein, as amended.)

         *2.5 Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit
                          2.5 to 6/95 10-Q)

         *2.6 Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)

         *3(i) Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc. (Exhibit 3.1.3 to Post-Effective Amendment No. 3 to the Prospectus, itself described herein as Exhibit 99.1.9

      *3(ii) Amended and Restated By-Laws of Trans World Airlines, Inc., effective July 25, 1995 (Exhibit 3(ii) to 6/95 10-Q)

         *4.1 Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust, N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

         *4.2 IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee (Exhibit to 9/93 10-Q)

         *4.3 IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

         *4.4 Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31, 1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

         *4.5 ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee (Exhibit 4.7 to 9/93 10-Q)

         *4.6 Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

         *4.7 Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial Significant Holders (Exhibit 4.9 to 9/93 10-Q)

         *4.8 Indenture between TWA and Shawmut Bank, National Association, dated November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93 10-Q)

         *4.9 Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

         *4.10 Indenture between TWA and American National Bank and Trust Company of Chicago, N.A., dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001 (Exhibit 4.12 to 9/93 10-Q)

         *4.11 Indenture between TWA and Shawmut Bank Connecticut, National Association, dated November 3, 1993 relating to TWA's 11% Senior Secured Notes Due 1997 (Exhibit
                          4.13 to 9/93 10-Q)

          4.12 The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1, 1995.

          4.13 TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994.

          4.14 TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995.

          4.15 TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23, 1995.

         *10.1.1 Icahn Receivables Facility Loan documents, dated January 5, 1993 (Exhibit 10(iv)(4) to '92 10-K)

         *10.1.2 Icahn Asset-Based Facility Loan documents, dated January 5, 1993 (Exhibit 10(iv)(5) to '92 10-K)

         *10.2.1 Asset Purchase Agreement, dated as of November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

         *10.2.2 Equipment Operating Lease Agreement, dated November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

         *10.2.3 Cargo Use Amendment, dated November 4, 1993 between TWA and St. Louis (Exhibit F to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)

         *10.2.4 Use Amendment 1993, dated November 4, 1993, between TWA and St. Louis (Exhibit E to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)

         *10.3.1 Amendment Number One to the Note Purchase and Security Agreement, dated October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)

         *10.3.2 Amendment Number One to the Equipment Purchase Contract, dated October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)

         *10.4 Amendment Number Two to the AVSA Agreement dated June 1, 1989 between TWA and AVSA, dated August 25, 1993 (Exhibit 10.4 to 9/93 10-Q)

         *10.5.1 First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N605TW (Exhibit 10.5 to 9/93 10-Q)

         *10.5.2 First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N603TW (Exhibit 10.5 to 9/93 10-Q)

         *10.5.3 First Amendment to Security Agreement and Chattel Mortgage, dated November 1, 1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU Amendment No. 1 (Exhibit 10.5 to 9/93 10-Q)

         *10.5.4 First Amendment to Security Agreement and Chattel Mortgage, dated November 1, 1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU Amendment No. 2 (Exhibit 10.5 to 9/93 10-Q)

         *10.6.1 Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement No. 1, dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N601TW (Exhibit 10.6 to 9/93 10-Q)

         *10.6.2 Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N603TW (Exhibit 10.6 to 9/93 10-Q)

         *10.6.3 First Amendment to Security Agreement and Chattel Mortgage, dated November 1, 1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 1 (Exhibit 10.6 to 9/93 10-Q)

         *10.6.4 First Amendment to Security Agreement and Chattel Mortgage, dated November 1, 1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 2 (Exhibit 10.6 to 9/93 10-Q)

         *10.7.1 Purchase Agreement, dated October 5, 1993, between TWA and Pacific AirCorp 747, Inc. with respect to aircraft N93107 and N93108 (Exhibit 10.7 to 9/93 10-Q)

         *10.7.2 Lease Agreement 107, dated October 5, 1993, between Pacific AirCorp 747, Inc. and TWA with respect to aircraft N93107 (Exhibit 10.7 to 9/93 10-Q)

         *10.7.3 Lease Agreement 108, dated October 5, 1993, between Pacific AirCorp 747, Inc. and TWA with respect to aircraft N93108 (Exhibit 10.7 to 9/93 10-Q)

         *10.8      '92 Labor Agreements (Exhibits 2.1, 2.2 and 2.3 to 9/92 8-K)

         *10.9 Comprehensive Settlement Agreement, dated January 5, 1993 (Exhibit 10(iv)(1) to '92 10-K)

          10.9.1 Omnibus Amendment and Supplement to Agreements between TWA and Karabu Corp. dated as of March 28, 1994(1)

         *10.10.1 Orders of the Bankruptcy Court, dated October 29, 1993 and September 8, 1993, respectively, relating to employment and severance of Glenn R. Zander (Exhibit 10.10 to '93 10-K)

         *10.l0.2 Order of the Bankruptcy Court, dated January 12, 1993, designating Glenn R. Zander and Robert H. H. Wilson as Responsible Persons of TWA (Exhibit 10.10 to '93 10-K)

         *10.10.3 Amended Letter Agreement, dated January 7, 1993, between TWA and Glenn R. Zander relating to employment by TWA (Exhibit 10.10 to '93 10-K)

         *10.11 Amended Letter Agreement, dated January 7, 1993, between TWA and Robert H. H. Wilson relating to employment by TWA (Exhibit 10.11 to '93 10-K)

         *10.12     Agreement, dated January 6, 1994, between TWA and William
                    R. Howard relating to resignation and termination of employment agreement (Exhibit 10.12 to '93 10-K)

         *10.13 Memorandum of Understanding, dated April 13, 1994, between TWA and Jeffrey H. Erickson relating to employment by TWA (Exhibit 10.13 to 3/94 10-Q)

         *10.14 Letter Agreement, dated April 15, 1994, between TWA and Richard P. Magurno relating to employment by TWA (Exhibit
                    10.14 to 3/94 10-Q)

         *10.15     Letter Agreement, dated June 29, 1994, between TWA and Mark
                    J. Coleman relating to employment by TWA (Exhibit 10.15 to 6/94 10-Q)

         *10.16 Form of Indemnification Agreement between TWA and individual members of the TWA Board of Directors relating to indemnification of director (Exhibit 10.16 to 6/94 10-Q)

         *10.17 Form of Stock Appreciation Right Agreement between TWA and certain executive officers of TWA relating to the grant of certain stock appreciation rights (Exhibit 10.17 to 6/94 10-Q)

         *10.18 Letter Agreement, dated August 10, 1994, between TWA and Robert H. Wilson ("Wilson") relating to a severance agreement between TWA and Wilson (Exhibit 10.18 to 6/94 10-Q)

          10.19 Letter Agreement, dated August 30, 1994, between TWA and Robert A. Peiser relating to employment by TWA(1)

          10.20.1 Purchase Agreement, dated as of December 15, 1993 between TWA and Pacific AirCorp DC9, Inc. with respect to aircraft N927L and N928L(1)

          10.20.2 Lease Agreement 927, dated as of December 15, 1993, between Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N927L(1)

          10.20.3 Lease Agreement 928, dated as of December 15, 1993, between Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N928L(1)

          10.21.1 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc. dated March 31, 1994, with respect to aircraft N950U(1)

          10.21.2 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc., dated March 31, 1994, with respect to aircraft N953U(1)

          10.21.3 Lease Agreement, dated as of March 31, 1994 between Mitsui & Co. (U.S.A.), Inc. and TWA with respect to aircraft N950U and N953U(1)

          10.21.4 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N951U(1)

          10.21.5 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N952U(1)

          10.21.6 Lease Agreement, dated as of March 31, 1994 between McDonnell Douglas Finance Corporation and TWA with respect to aircraft N951U and N952U(1)

          10.22.1 Aircraft Purchase Agreement, dated March 31, 1994, between McDonnell Douglas Finance Corporation and TWA with respect to aircraft N306TW (formerly N534AW)(1)

          10.22.2 Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as Mortgagor, and McDonnell Douglas Finance Corporation, as Mortgagee, with respect to N306TW (formerly N534AW)(1)

          10.22.3 Chattel Mortgage, dated as of March 31, 1994 by TWA as Mortgagor, in favor of McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft N306TW (formerly N534AW)(1)

          10.23 Commuter Air Service Agreement dated July 22, 1992, between TWA and Trans World Express, Inc.(1)

          10.24 Commuter Air Service Agreement dated October 27, 1993, between TWA and Alpha Air(1)

          10.25 Air Service Agreement dated October 1, 1994, between TWA and Trans States Airlines, Inc.(1)

          10.26 Consulting Agreement between TWA and Fieldstone, Private Capital Group, L.P. dated July 11, 1994(1)

          10.27 Consulting Agreement dated July 15, 1994, between TWA and Simat, Helliesen & Eichner, Inc.(1)

          10.28.1 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Browsh & Associates, Inc.(1)

          10.28.2 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Travel Marketing Holding Corporation
                    (1)

          10.29.1 Term Sheet dated September 13, 1994 relative to sale of Midcoast Aviation, Inc. executed by Midcoast Aviation, Inc. and Sabreliner Corporation(1)

          10.29.2 Acquisition Agreement dated as of October 31, 1994 relative to the sale of Midcoast Aviation, Inc. executed by Midcoast Aviation, Inc., and Sabreliner Corporation(2)

         *10.29.3 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated October 31, 1994 (Exhibit 10.29.3 to 9/94
                    10-Q)

         *10.29.4 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated November 2, 1994 (Exhibit 10.29.4 to 9/94
                    10-Q)

          10.30 Acquisition Agreement for sale of Airport Terminal Services, Inc. dated September 9, 1994, among TWA, Airport Terminal Services, Inc., Richard S. Hawes, III, Richard B. Hawes, and Midcoast Aviation, Inc.(1)

          10.31.1 Form of Agreement dated as of August 31, 1994, between TWA and the Air Line Pilots Association, International(1)

          10.31.2 Form of Agreement dated as of September 1, 1994, between TWA and the International Association of Machinists and Aerospace Workers(1)

          10.31.3 Form of Agreement dated as of September 1, 1994, between TWA and the Independent Federation of Flight Attendants(1)

         *10.31.4 Form of Agreement dated as of September 1, 1994, between TWA and the Transport Workers Union of America (Exhibit
                    10.31.4 to 9/94 10-Q)

          10.32.1 Trust Agreement dated as of August 24, 1994 between and among TWA, the International Association of Machinists and Aerospace Workers, the Independent Federation of Flight Attendants, the Air Line Pilots Association, International, United States Trust Company of New York(1)

          10.32.2 Stock Pledge and Intercreditor Agreement dated as of August 24, 1994 among TWA, TWA Stock Holding Company, Inc. and United States Trust Company of New York(1)

          10.33.1   Key Employee Stock Incentive Plan(3)

          10.33.2 Form of Option Agreements for options issued pursuant to the 1994 Key Employee Stock Incentive Plan(4)

          10.34 Form of Pledge and Security Agreement dated as of, 1995 by TWA Gate Holdings, Inc. in favor of First Security Bank of Utah, National Association, as trustee for the 12% Senior Preferred Stock(5)

         *10.35 Letter Agreement, dated January 25, 1995 between TWA and Don Monteath relating to employment by TWA and March 9, 1995 letter amending such Agreement (Exhibit 10.35 to '94 10-K)

         *10.36 Letter Agreement, dated March 24, 1995 between TWA and Joseph R. Vilmain relating to employment by TWA (Exhibit
                    10.36 to 6/95 10-Q)

          10.37 Extension, Refinancing and Consent Agreement between TWA, Karabu Corp, Pichin Corp, and Carl C. Icahn and the "Icahn Entities" dated as of June 14, 1995.

          10.38 Trans World Airlines, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, dated August 23, 1995.

         10.39 Stand-By Purchase Agreement dated as of August 8, 1995 between Trans World Airlines, Inc., M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd. a British Virgin Islands Company.

         10.40 Voucher Purchase Agreement dated as of October 18, 1995 between TWA and M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd. a British Virgin Islands Company.

         10.41 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Elliott Associates L.P., a Delaware limited partnership.

         10.42 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Westgate International L.P., a Cayman Islands limited partnership.

         10.43 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and United Equities (Commodities) Company, a New York general partnership.

         10.44 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Grace Brothers, Ltd., an
                    Illinois limited partnership.

         10.45 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and First Capital Alliance, L.P., an Illinois limited partnership.

         10.46 Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Romulus Holdings Corp., a Delaware Corporation.

         10.47 Letter Agreement, dated August 22, 1995 between TWA and Marilyn M. Hoppe relating to employment by TWA.

         11.1       Statement re Computation of Per Share Earnings.

         27.1 Financial Data Schedule (Submitted only in electronic format)

         99.1.1 Trans World Airlines, Inc. Proxy Statement/Prospectus dated and filed with the Securities and Exchange Commission on October 11, 1994 (herein referred to as the Registration Statement, S-4 or Prospectus) (Incorporated by Reference to such document as filed)

         99.1.2 Amendment No. 1 to the said Prospectus (at 99.1.1) dated and filed with the Securities and Exchange Commission on November 2, 1994 (Incorporated by Reference to such document as filed)

         99.1.3 Amendment No. 2 to the said Prospectus dated and filed with the Securities and Exchange Commission on November 25, 1994 (Incorporated by Reference to such document as filed)

         99.1.4 Amendment No. 3 to the said Prospectus dated and filed with the Securities and Exchange Commission on December 20, 1994 (Incorporated by Reference to such document as filed)

         99.1.5 Amendment No. 4 to the said Prospectus dated and filed with the Securities and Exchange Commission on December 29, 1994 (Incorporated by Reference to such document as filed)

         99.1.6 Amendment No. 5 to the said Prospectus dated and filed with the Securities and Exchange Commission on December 30, 1994 (Incorporated by Reference to such document as filed)

         99.1.7 Post-Effective Amendment No. 1 to the said Prospectus dated and filed with the Securities and Exchange Commission on January 4, 1995 (Incorporated by Reference to such document as filed)

         99.1.8 Post-Effective Amendment No. 2 to the said Prospectus dated and filed with the Securities and Exchange Commission on January 13, 1995 (Incorporated by Reference to such document as filed)

         99.1.9 Post-Effective Amendment No. 3 to the said Prospectus dated and filed with the Securities and Exchange Commission on February 24, 1995 (Incorporated by Reference to such document as filed)

         99.1.10 Post-Effective Amendment No. 4 to the said Prospectus dated and filed with the Securities and Exchange Commission on April 10, 1995 (Incorporated by Reference to such document as filed)

         99.1.11 Post-Effective Amendment No. 5 to the said Prospectus dated and filed with the Securities and Exchange Commission on May 5, 1995 (Incorporated by Reference to such document as filed).

         99.1.12 Post-Effective Amendment No. 6 to the said Prospectus dated and filed with the Securities and Exchange Commission on May 11, 1995 (Incorporated by Reference to such document as filed).

         __________
          * Incorporated by reference

         (1) Previously filed with Amendment No. 1 to the Registration Statement No. 33-84944 on November 2, 1994 and incorporated by reference to such document.
         (2) Previously filed with Amendment No. 2 to the Registration Statement No. 33-84944 on November 25, 1994 and incorporated by reference to such document.
         (3) Previously filed with Amendment No. 3 to the Registration Statement No. 33-84944 on December 20, 1994 and incorporated by reference to such document.
         (4) Previously filed with Amendment No. 4 to the Registration Statement No. 33-84944 on December 29, 1994 and incorporated by reference to such document.
         (5) Previously filed with Post-Effective Amendment No. 3 to the Registration Statement No. 33-84944 on February 24, 1995 and incorporated by reference to such document.

(b)  Reports on Form 8-K.
     --------------------

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRANS WORLD AIRLINES, INC.

Dated:  November 13, 1995
                                    By:   /s/ Robert A. Peiser
                                        --------------------------
                                        Executive Vice President-Finance
                                        and Chief Financial Officer
                                        (duly authorized officer
                                        of registrant and principal
                                        financial officer)