Form 10-K405
period 1995-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 1996-03-29
CIK 278327

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7815

                           TRANS WORLD AIRLINES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   43-1145889
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                One City Centre
                               515 N. 6th Street
                           St. Louis, Missouri 63101
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (314) 589-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                               ------------------

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
             ------------------------------------------------------
                     Common Stock, par value $.01 per share
                        12% Cumulative Preferred Stock,
                            par value $.01 per share
  12% Senior Secured Reset Notes Due 1998 Warrants (expiring August 23, 2002)
                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
             ------------------------------------------------------
                            American Stock Exchange
                            American Stock Exchange
                            American Stock Exchange
                            American Stock Exchange

                               ------------------

          Securities registered pursuant to Section 12(g) of the Act:

                           8% Secured Notes due 2001
                       11% Senior Secured Notes due 1997
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes   No / /

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 1996: $692,675,531.00.

     As of March 22, 1996, 36,942,695 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Definitive Proxy Statement for the Annual Meeting of Stockholders on May 21,
                                1996 -- Part III
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Trans World Airlines, Inc. ("TWA", the "Company" or the "Registrant"), a Delaware corporation organized in 1978, is the seventh largest U.S. air carrier (based on 1995 revenue passenger miles ("RPMs") and available seat miles ("ASMs")), whose primary business is transporting passengers, cargo and mail. TWA's North American operations have a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international hub at New York's John F. Kennedy International Airport ("JFK"). TWA is the predominant carrier at St. Louis. Given its location in the center of the country, St. Louis is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. TWA's international operations are concentrated at JFK, where TWA has a hub system designed to provide domestic feed traffic for its transatlantic service. JFK is the industry's largest international gateway from North America. The Company focuses its international operations on business markets that it believes can support non-stop service.

RECENT DEVELOPMENT -- OFFERING OF 8% CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

     In March 1996, the Company completed the sale of an aggregate of 3,869,000 shares of a newly authorized series of convertible preferred stock, the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock"). The gross proceeds from the sale of the 8% Preferred Stock were approximately $193.5 million, and the net proceeds to the Company were approximately $186.2 million after commissions and expenses. A portion of the net proceeds of the offering will be used to redeem the Company's outstanding 12% Cumulative Preferred Stock (the "12% Preferred Stock"), pursuant to the terms thereof, at an aggregate redemption price of approximately $81.7 million, plus accrued dividends from February 1, 1996 to the redemption date. The Company intends to use the balance of the net proceeds for general corporate purposes, including but not limited to capital expenditures and increasing working capital.

     The offering and sale of the 8% Preferred Stock was made pursuant to Rule 144A of the Securities Act of 1933 and, accordingly, such shares are not currently registered under federal and state securities laws. The Company has agreed to file a shelf registration statement in respect of the 8% Preferred Stock, the debentures issuable on the exchange thereof and the shares of common stock issuable upon the conversion thereof.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY -- STRATEGIC REPOSITIONING OF THE COMPANY

     Beginning with the hiring of the new management team in 1994, TWA has instituted a strategic repositioning of the Company designed to improve the Company's overall operating and financial performance. In addition to the financial restructuring, cost savings and operating efficiencies achieved as a result of a prepackaged Chapter 11 plan of reorganization filed by the Company on June 30, 1995 (the "'95 Reorganization"), the key ongoing elements of this strategy are:

     Route Structure

     The Company is endeavoring to optimize its route structure by redeploying its assets to markets where it believes it has a competitive advantage and to limit its commitments in other markets.

     Domestically, the Company believes the greatest opportunities for improved operating results will come from focusing additional resources on its St. Louis hub in order to leverage its strong market position. The Company already dominates operations at St. Louis, with approximately 71% of total 1995 enplanements. In addition, the Company enjoys certain advantages in the Midwest due to its established route system, strong brand identity and concentrated presence in that market. Because St. Louis is located in the center of the country, it is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. Therefore, TWA believes it is better positioned to offer more frequencies and connecting opportunities to many travelers in its key Midwestern markets than competing airlines. The Company has increased its number of daily departures at St. Louis from 229 in 1993 to 348 in 1995 and is projected to reach 358 in 1996.

     At the same time, the Company has eliminated domestic operations where the Company concluded it could not compete profitably. For example, in 1994 the Company closed its Atlanta hub due to continued poor results. Management estimates the Atlanta hub was generating approximately $3 million per month in operating losses. The Company has redeployed most of the former Atlanta based employees and equipment to St. Louis.

     Prior to November 1995, commuter feed service to JFK had been provided by Trans World Express, Inc., a wholly-owned subsidiary of TWA ("TWE"). TWA outsourced such service to Trans States Airlines, Inc. ("Trans States") after TWA's management determined that Trans States could provide such service on a more cost efficient basis and discontinued the operations of TWE. Management estimates that, as a result, TWA's operating results should be improved by approximately $1 million per month in 1996. TWE is currently being liquidated.

     Internationally, the Company's operations are concentrated at JFK, supplemented by certain routes from Boston and St. Louis. The Company's strategy is to reduce and streamline operations to focus on business markets that it believes can support non-stop service. As a result, during 1994 and 1995, the Company eliminated service to several European cities including Berlin, Zurich and Vienna and reduced its service to and from Paris. In the summer of 1996, the Company plans to add seasonal capacity in key markets with strong leisure demand, such as JFK to Milan, Rome and Tel Aviv.

     In addition to its own international operations, TWA is exploring the possibility of entering into marketing and code-share alliances with foreign carriers. These alliances, if consummated, would allow the Company to provide its passengers with extended service to foreign destinations not served directly by the Company, while feeding TWA's North American operations from these foreign destinations.

     Customer Service; Travel Agent Commissions

     Over the past two years, the Company has focused on improving the quality of its air travel product and the service provided to passengers by TWA personnel. TWA has undertaken a number of initiatives to build brand loyalty among existing customers and increase its market share of value-conscious business travelers and price-conscious leisure travelers. The initiatives include:

     Focus on Business Traveler. Based on customer research, the Company has targeted value-conscious business travelers and is therefore tailoring its marketing and advertising efforts to emphasize the Company's positioning as a full-service, high-value airline providing service to popular business destinations throughout the U.S. The Company believes that its convenient flight schedules and connections, as well as its centrally located hub at St. Louis, are important in providing service which is attractive to these travelers. The Company also offers its Frequent Flight Bonus ("FFB(R)") program in order to build customer loyalty among business travelers.

     In March 1995, TWA began implementation of Trans World One(SM) ("Trans World One") service in international and transcontinental non-stop markets. Trans World One is aimed at attracting business travelers by providing improved premium class service at fares comparable to its competitors' business class service. To implement Trans World One, TWA has converted its wide-body fleet of Boeing 747 and 767 aircraft from a traditional three-class configuration to a two-class configuration, with a special emphasis on improvements to the premium class cabin, including new seats with increased recline capability and enhanced meal service and wine selections.

     Leisure Traveler. Within the leisure travel market, TWA has positioned itself as a high-quality, low-fare carrier. Management believes that based upon TWA's lower costs and its extensive off-peak flight schedule, the Company is in a strong position to compete for price-conscious leisure travelers who seek a full-service product at prices competitive with other carriers offering "no-frills" service. To capitalize on its strengths in this area, the Company's marketing and advertising efforts targeted at this segment will continue to emphasize

TWA's quality image and strong name recognition together with the airline's broad route network serving popular leisure destinations. The Company has recently commenced service to additional leisure destinations in Mexico and the Caribbean, and has entered into marketing agreements with a number of major international tour packagers.

     Travel Agents' Commissions. TWA pays the full traditional 10% commission on tickets for domestic transportation on TWA sold by independent travel agents and has removed the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which it and most other major airlines imposed in 1995. Although the Company can not quantify the current or potential future impact of this decision, the Company believes the payment of full commissions is a positive factor in the Company maintaining and improving its long-term relationships with such travel agents. See "-- Operations -- Travel Agents' Commissions."

     Cooperative Labor Relationship

     Management believes TWA's cooperative relationship with its employees, including employees represented by trade unions, is a valuable asset and distinguishes the Company from many other major U.S. airlines. The Company's employees have demonstrated significant loyalty and commitment to TWA's future by agreeing to various wage and work rule concessions to improve productivity in connection with a Chapter 11 bankruptcy case filed by the Company on January 31, 1992 (the "'93 Reorganization") and the '95 Reorganization. As a result of these agreements (i) the Company's employees received approximately 30% of the voting equity of TWA outstanding immediately following the '95 Reorganization and (ii) certain corporate governance provisions were effected, including provision of the right of employees represented by the Air Line Pilots Association, International ("ALPA"), the International Association of Machinists and Aerospace Workers ("IAM"), and the Independent Federation of Flight Attendants ("IFFA"), who together constitute approximately 84% of TWA's total employees, to elect four of the Company's 15 directors. Union and non-union employees are also eligible under an employee stock incentive plan (the "ESIP") to increase their level of stock ownership through grants and purchases of additional shares over a five year period commencing in 1997. See "-- Employees."

     The Company believes that the status of its employees as substantial stockholders and participants in corporate governance and the Company's efforts to involve employees in developing and achieving the Company's goals will result in continued enhancement of the Company's ability to provide high-quality air travel and customer service. As part of the Company's efforts to foster employee participative management concepts throughout the organization, several employee led initiatives were begun in 1994 and continue to be developed and implemented. These include "Change Teams" which are designed to focus upon cost savings and revenue enhancing opportunities at a local level and are in place at every TWA domestic location. Change Teams are led by 10 full-time non-management advisors selected by union leadership, in the case of represented employees, and non-contract employee peers, in the case of unrepresented employees. Internationally, Change Teams are in the process of being formed. A second initiative, the Productivity Task Force, is designed to focus upon broader cost savings opportunities and is comprised of both labor and management members. These initiatives are supported by the Management/Labor Advisory Task Force, consisting of union leaders, the Chief Executive Officer and other senior officers of the Company. This task force meets monthly to discuss these and other initiatives to demonstrate joint commitment to reengineering efforts.

     Fleet Upgrade

     TWA's fleet modernization plans seek to realize operating cost savings by replacing a number of older, less efficient aircraft with more modern, technologically advanced, twin engine, two-pilot aircraft which will result in a decrease in operating and maintenance costs. In addition, the Company plans to simplify its fleet by reducing the number of aircraft types to decrease crew training and aircraft maintenance costs, and to "right-size" the fleet to conform better to the requirements of TWA's route structure. Despite the higher capital costs associated with owning or leasing new and later model aircraft, the Company believes that corresponding reductions in operating costs should result in a lower overall cost per seat mile. Management believes this initiative offers the potential for greater proportionate benefit to TWA than perhaps any other major U.S. airline.

     During 1996 and 1997, the Company intends to replace its 15 remaining L-1011 aircraft (three-engine, three-pilot jets with an average age of approximately 21.5 years) with new, more efficient twin engine, two-pilot Boeing 757 aircraft. TWA recently announced (i) a firm commitment with a major operating lessor to lease 10 new Boeing 757s with deliveries in 1996 and 1997 and (ii) the firm purchase of an additional 10 new Boeing 757 aircraft with deliveries scheduled to commence in February 1997. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional new Boeing 757 aircraft from the manufacturer. TWA is also in discussions with certain other lessors to lease other aircraft as part of TWA's fleet modernization program. Finally, the Company is continuing the process of outfitting its DC-9 fleet with "hush-kits" in order to bring such aircraft into compliance with Stage 3 requirements of the Noise Act. See "Regulatory Matters -- Noise Abatement."

     Investment in Technology

     Management believes significant opportunities exist for the Company to increase revenues and reduce costs by investing in available technology that provides the Company and its employees with the information necessary to operate its business more effectively and to improve customer service. The Company has recently taken a significant step forward in this area by installing a new computerized yield management system. When fully implemented later in 1996, this system is expected to allow the Company to improve significantly its ability to estimate demand flight-by-flight for each class of fares and manage the allocation of seats accordingly. Given TWA's prior lack of a computerized yield management system, the Company's management believes that full implementation of this new system will offer significant opportunities for revenue improvement. The Company is also implementing a "QIK-Res" system, a front-end reservations software program designed to increase productivity and decrease call handling time for its reservation agents. Other technology systems in which TWA has invested or will likely invest include field sales force automation, weather recovery, crew scheduling and revenue accounting.

     Cost and Efficiency Initiatives

     Management believes that achieving and maintaining a low cost structure is crucial to the Company's business strategy. Although the Company has significantly reduced its costs of operations over the last two years, management believes further cost reductions are both achievable and necessary to ensure the Company's long-term profitability. In 1995, TWA's airline operating cost per ASM was 8.28c, which the Company believes is below the average for the six largest U.S. carriers. The Company intends to continue to pursue, among other things, route optimization, increased labor efficiencies, fleet modernization and rationalization, and investment in technological advances in order to improve operating results. In addition, the Company is undertaking limited increases to seating density across TWA's aircraft fleet to bring its seating density closer to industry standards. This reconfiguration is intended, however, to retain more legroom in TWA's Comfort Class(R) ("Comfort Class") than comparable classes of service offered by TWA's major competitors. The Company has also increased to 11 the number of "banks" of flights operating into its St. Louis hub (including a night bank) to increase further the utilization of its aircraft. TWA is also evaluating installation of a new ticketless system and will be testing the proposed system in six city markets in the second quarter of 1996. In addition, TWA will continue to explore other opportunities to reduce costs and improve efficiency in the areas of aircraft maintenance, airport operations, purchasing, food service, cargo delivery operations and administrative functions.

     Management believes that successful implementation of its financial restructuring initiatives and strategic operational initiatives should position the Company to compete successfully in the highly competitive airline industry by becoming one of the lowest-cost operators among full-service domestic carriers. However, there can be no assurance that TWA will be successful in implementing all of these initiatives or that they will provide the desired benefits. Successful implementation of many of these initiatives may be affected by events and conditions outside management's control.

     Management Changes

     On March 28, 1994, the Board of Directors elected Jeffrey H. Erickson to the post of President and Chief Operating Officer. Also on March 28, 1994, Mr. Erickson was appointed to TWA's Board of Directors pursuant to the Company's Certificate of Incorporation and By-laws, filling one of two then current vacancies. Mr. Erickson's employment and directorship commenced on April 5, 1994. In August 1994, Mr. Erickson was elected as Chief Executive Officer with Mr. Donald F. Craib, then Chief Executive Officer and Chairman of the Board of Directors, continuing as Chairman. The Board of Directors has completed the installation of a new senior management team with the election of Richard P. Magurno as Senior Vice President and General Counsel and Scott Gibson as Vice President -- Market Planning in May 1994, Mark J. Coleman as Senior Vice President -- Marketing in July 1994, Robert A. Peiser as Executive Vice President -- Finance and Chief Financial Officer in August 1994 and Don Monteath as Senior Vice President -- Operations in February 1995.

     At the regular meeting of the Board of Directors in September 1994, Jewel Lafontant-Mankarious and John C. Cahill were appointed as directors to fill the vacancies created by the earlier resignations of Messrs. Glenn R. Zander and Robert H. H. Wilson. Mr. Cahill's appointment was effective as of September 20, 1994 and the appointment of Ms. Lafontant-Mankarious was effective as of October 4, 1994. Mr. Craib resigned as Chairman of the Board and director on February 28, 1995 with Mr. Cahill being elected as Chairman effective that date. At the regular meeting of the Board of Directors on March 21, 1995, Thomas H. Jacobsen was appointed as director to fill the vacancy created by the earlier resignation of Mr. Craib.

     Due to the illness of Mr. Cahill, Thomas F. Meagher was authorized to assume the position of Chairman on October 24, 1995. The Company regrets reporting the death of Mr. Cahill on November 4, 1995. Mr. Meagher was elected Chairman on November 14, 1995.

     Victoria L. Frankovich resigned as a member of the Board of Directors effective January 1, 1996. At the regular meeting of the Board of Directors on January 23, 1996, William M. Hoffman was appointed as director to fill the vacancy created by the earlier resignation of Ms. Frankovich. At the regular meeting of the Board of Directors on March 19, 1996, John W. Bachmann was appointed as director, effective April 1, 1996, to fill the vacancy created by the death of Mr. Cahill.

LINES OF BUSINESS -- INDUSTRY SEGMENTS

     See Note 19 to the Consolidated Financial Statements.

OPERATIONS

     TWA's airline passenger business is its chief source of revenue. TWA also carries cargo (mail and freight) on its domestic and international systems. In addition, TWA provides contract maintenance services for a number of companies, principally airlines. Historically, TWA's airline operations have followed a seasonal pattern with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters.

     North American Route Structure

     TWA's North American operations have a hub-and-spoke structure, with a primarily domestic hub at St. Louis and a domestic-international hub at JFK. The North American system serves 35 states, the District of Columbia, Puerto Rico, Mexico, and the Caribbean. The JFK and St. Louis hub systems are designed to allow TWA to support both its North American and transatlantic connecting flights. In 1995, TWA's North American revenues accounted for approximately 79% of its total revenues.

     St. Louis. TWA is the predominant carrier at St. Louis, with approximately 350 scheduled daily departures serving 76 cities. In 1995, TWA had approximately a 71% share of airline passenger enplanements in St. Louis, while the next largest competitor enplaned approximately 15%. During 1995, TWA added service from its St. Louis hub to Jackson, Mississippi; Reno, Nevada; Memphis, Tennessee; Knoxville, Tennessee; Mexico City, Cancun, Puerto Vallarta and Ixtapa/Zihuatenejo, Mexico; and Montego Bay, Jamaica. In addition, the U.S. Department of Transportation (the "DOT") made a preliminary award to TWA of a St.

Louis-Toronto route on February 23, 1996. TWA intends to commence operations in this market by May 1, 1996.

     JFK. TWA serves 32 cities from its JFK hub, with approximately 54 daily departures. JFK, which is the 8th largest origination/destination hub in the United States, is both the Company's and the industry's largest international gateway from North America. The Company offers non-stop flights from JFK to 11 cities in Europe and the Middle East as well as 21 destinations in the U.S. and the Caribbean. During 1995, TWA added service from its JFK hub to Pittsburgh, Pennsylvania and Santo Domingo, Dominican Republic.

     Commuter Feed. TWA outsources to Trans States Airlines, Inc. ("Trans States") operation of its commuter feed into the Company's hubs at St. Louis and, as of November 1995, JFK. Trans States, an independently owned regional commuter carrier, currently operates approximately 166 daily flights into St. Louis and 47 flights into JFK. Trans States' operations are coordinated to feed TWA's North American and international flights. Management believes that these commuter operations are an important source of traffic into the Company's domestic and international route networks. The Company entered into an agreement with Trans States to provide JFK feeder service after announcing on September 5, 1995 that the operations of TWE would be discontinued on November 6, 1995.

     International Route Structure

     TWA's international operations consist of both nonstop and through service from JFK, Boston and St. Louis to destinations in Europe and the Middle East. TWA's international operations are concentrated at JFK, where TWA has built a hub system designed to provide domestic traffic feed for its transatlantic service. International cities served include Athens, Barcelona, Cairo, Frankfurt, Lisbon, Madrid, Milan, Riyadh, Rome and Tel Aviv from JFK; Paris from JFK, Boston and St. Louis; and London-Gatwick from St. Louis. In 1995, TWA's international revenues accounted for approximately 21% of total revenues.

     Competition

     Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by intense competition, consolidation of existing carriers and the advent of numerous low-cost low-fare new entrants. A number of airlines have filed for bankruptcy and/or ceased operations. In addition, several carriers have introduced or announced plans to introduce low-cost, short-haul service, which may result in increased competition to TWA. Airlines offer discount fares, a wide range of schedules, frequent flyer mileage programs and ground and in-flight services as competitive tools to attract passengers and increase market share. Intense price competition has accelerated the efforts of airline managements to reduce costs and improve productivity in order to withstand greater levels of discounting. TWA's services are subject to varying degrees of competition, depending in part on whether such services are operated over domestic or international routes. Because of the relative ease with which U.S. carriers can enter new markets, TWA's domestic services are subject to increases or decreases in competition from other air carriers. Changes in intensity of competition in the deregulated domestic environment cannot be predicted.

     The level of competition in international markets is normally governed by the terms of bilateral agreements between the U.S. and the foreign countries involved. Many of the bilateral agreements permit an unlimited number of carriers to operate between the U.S. and the foreign country. Competition in some international markets is limited to a specified number of carriers and flights on a given route by the terms of the air transport agreements between the U.S. and the foreign country.

     The airline industry is subject to substantial price competition as U.S. airlines are free to determine domestic pricing policies without government regulation. While the DOT retains authority over international fares, which are also subject to the jurisdiction of the governments of the foreign countries being served, the Company generally has substantial discretion with respect to its international pricing policies.

     While DOT authority is now required before any person may operate as an air carrier within or to and from the U.S., the Airline Deregulation Act of 1978 and the International Air Transportation Competition Act of 1979 substantially decreased previous governmental restrictions in this area. In the case of domestic operations, any person who is found to be fit, willing and able may operate as an air carrier between any two points in the U.S. Thus, TWA is able to enter new routes or suspend existing routes within the U.S. without seeking regulatory approval, and other airlines are similarly free to enter or leave TWA's domestic markets.

     Fuel Cost and Availability

     TWA's worldwide aircraft fuel requirements are met by in excess of twenty different suppliers. The Company has contracts with some of these suppliers, the terms of which vary as to price, payment terms, quantities and duration. The Company also makes incremental purchases of fuel based on price and availability. To assure adequate supplies of jet fuel and to provide a measure of control over price, the Company trades fuel, ships fuel and maintains fuel storage facilities to support key locations. Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel. Changes in the price or availability of fuel could materially affect the financial results of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The following table details TWA's fuel consumption and costs for the three years ended December 31, 1995, 1994 and 1993:

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1995       1994       1993
                                                          ------     ------     ------
Gallons consumed (in millions)........................     811.7      852.2      804.2
Total cost (1) (in millions)..........................    $496.3     $477.6     $458.6
Average cost per gallon (cents).......................    $ 0.61     $ 0.56     $ 0.57
Percentage of operating expenses......................     14.4%      13.0%      13.9%

- ---------------

(1) Excludes into-plane fees.

     In August 1993, the United States increased taxes on fuel, including aircraft fuel, by 4.3c per gallon. Airlines were exempted from this tax increase until October 1995. Pending legislation in Congress would continue the exemption through September 30, 1997, subject to termination of the exemption on September 30, 1996 if excise taxes relating to certain aviation trust funds are not extended. These excise taxes expired on December 31, 1995 and had not, as of March 18, 1996, been extended. There can be no assurance that the continuation of the fuel tax exemption will be enacted, or of the terms under and the period for which the exemption will, if enacted, be effective. The additional fuel tax is currently being collected. The expiration of the exemption in October increased the Company's fourth quarter 1995 operating expenses by approximately $7 million. Based on TWA's 1995 fuel consumption levels, non-extension of the fuel tax exemption would increase the Company's future annual operating expenses by an estimated $28 million.

     Additional Capital Requirements

     For a discussion of certain additional capital requirements relevant to the Company's business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources
- -- Capital Resources."

     Travel Agents' Commissions

     Consistent with most other airlines, tickets sold for travel on TWA are sold by travel agents as well as directly by the Company. During 1995, approximately 78% of all tickets sold for travel on TWA were sold by travel agents. In the domestic market, TWA generally pays travel agent commissions at the customary rate of 10% on all domestic fares. In February, 1995, following actions taken by other major carriers, the Company evaluated its travel agent commission structure, and instituted a cap of $50 and $25 per domestic round-trip and one-way tickets, respectively. This and similar actions by other major carriers resulted in litigation by travel agents against such carriers, including TWA. TWA subsequently settled with the travel agents and eliminated the cap. See "Item 3. Legal Proceedings." In the international market, TWA pays 11% on international tickets issued in the U.S. and 9% for tickets issued outside the U.S. Carriers (including TWA) may also pay additional commissions to travel agents as incentive for increased volume or other business directed to the carrier.

     Travel Agency Automation

     More than 90% of all travel agencies in the U.S. obtain their airline travel information through access to computer reservation systems ("CRSs"). CRSs, which are typically owned and operated by airlines, are also used by travel agents to make airline, hotel and car reservations and to issue airline tickets. In February 1990, the Company, Delta Air Lines and Northwest Airlines ("Northwest") formed WORLDSPAN for the purpose of owning and operating the PARS CRS, formerly owned by the Company and Northwest, and the DATAS II CRS, formerly owned by Delta. In 1994, WORLDSPAN completed the process of combining the DATAS II CRS and PARS CRS systems into a single WORLDSPAN system using the PARS CRS software as the platform. Affiliates of TWA, Northwest, Delta and ABACUS Distributions Systems Pte Ltd., a Singapore-based CRS vendor owned by numerous Asian air carriers, own approximately 25%, 32%, 38% and 5% of WORLDSPAN respectively. WORLDSPAN is subject to CRS regulations promulgated by the DOT.

     Management believes that the distribution of its airline products through the WORLDSPAN CRS is a key factor to the success of the Company's future operations. TWA believes that its partial ownership of WORLDSPAN assures it of such distribution. WORLDSPAN also operates the internal reservations system used by both TWA and Northwest.

     Frequent Flight Bonus Program

     TWA initiated its FFB Program in May 1981. Frequent flyer programs like TWA's FFB Program have been adopted by most major air carriers and are considered the number one marketing tool for developing brand loyalty among travelers and accumulating demographic data pertaining to business flyers.

     TWA's FFB Program rewards its members with mileage credit for travel on TWA and for purchasing goods and services offered by various travel and non-travel related businesses that participate in the FFB Program including other airlines. Currently, FFB Program members receive mileage credit for airline travel on Air India, Alaska Airlines, Ladeco Airlines, Philippines Airlines and Trans States. FFB Program members may also receive mileage credit pursuant to exchange agreements maintained by TWA with a variety of entities, including hotels, car rental firms, credit card issuers and long distance telephone service companies.

     TWA accounts for its FFB Program under the incremental cost method, whereby travel awards are valued at the incremental cost of carrying one additional passenger. Such costs are accrued when FFB Program participants accumulate sufficient miles to be entitled to claim award certificates. Incremental costs include unit costs for passenger food, beverages and supplies, fuel, reservations, communications, liability insurance and denied boarding compensation expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for incremental costs. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to TWA for these awards.

     At December 31, 1995, FFB participants had accumulated mileage credits for approximately 660,752 awards, compared with accumulated mileage credits for approximately 614,653 awards at December 31, 1994. Because TWA expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 1995 and 1994 were based on approximately 70% and 67%, respectively, of the accumulated credits. Mileage for FFB participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. The accrued liability at December 31, 1995 was approximately $19.0 million compared to approximately $17.0 million at December 31, 1994.

     TWA's customers redeemed awards for free travel representing approximately 6.0%, 6.3% and 7.4% of TWA's RPMs in 1995, 1994 and 1993, respectively.

EMPLOYEES

     At December 31, 1995, the Company employed approximately 23,268 full-time employees. A majority of TWA's employees are represented by labor organizations according to the respective craft or class in which such employees work. ALPA, the IAM and IFFA are the three principal unions representing approximately 84% of the Company's employees.

     During 1994, the Company entered into the '94 Labor Agreements with ALPA, IAM and IFFA amending then existing labor agreements with each such union to, among other things, (i) eliminate certain raises scheduled to take effect in 1994 and 1995, thereby continuing certain wage and benefit concessions previously granted to the Company pursuant to three-year concession agreements, which were effective September 1, 1992, between the Company and its unions (the "'92 Labor Agreements"), (ii) modify existing work rules and benefit packages, and (iii) eliminate contractual "snapback" provisions contained therein which would have automatically restored wages to pre-concessionary levels for purposes of future contract negotiations. In addition, the Company implemented a number of similar savings initiatives with respect to domestic non-union and management employees, primarily through reducing headcount, altering benefit packages, and eliminating certain planned restorations of previous wage concessions.

     In exchange for the substantial cost savings realizable by the Company as a result of the foregoing, as described in more detail below, TWA has (i) agreed to certain wage increases and productivity payments to its employees, (ii) issued certain equity securities of the Company to its employees, (iii) agreed to make certain future grants of equity securities and to permit such employees an opportunity to purchase certain additional securities at a discount, and (iv) effected certain amendments to the Company's Certificate of Incorporation and By-laws with respect to the election of certain directors and director voting requirements in the event of certain specified corporate actions.

     As part of the '94 Labor Agreements, TWA agreed with its unionized employees to a series of semi-annual 1% wage increases commencing in May 1995 and continuing through August 31, 1997 (the last such wage increase to equal 3% in the case of employees represented by ALPA and IFFA, while in the case of the IAM there is to be a 1% wage increase plus a 2% contribution to the IAM "B Plan."). In addition to such scheduled wage increases, TWA agreed to make certain annual productivity payments to its unionized employees in the event the Company achieves certain operating profit goals set forth in the agreement. If the Company achieves such goals (established at various levels between $50 million and $200 million annually), employees will receive productivity payments in an amount to be determined based upon a sliding scale from 1% to 4% of employees' W-2 wages. Any productivity payments resulting from 1996 operations are required to be converted into wage increases. Similarly, the Company implemented comparable wage increases and productivity incentives to its non-union (including management) employees.

     On August 23, 1995 (the "'95 Effective Date"), TWA issued to certain trusts established for the benefit of its unionized employees shares of a special class of voting preferred stock (the "Employee Preferred Stock") with such stock being issued in three separate series designated the ALPA Preferred Stock, the IAM Preferred Stock and the IFFA Preferred Stock. Except for certain rights with respect to the election of directors, the Employee Preferred Stock has rights substantially identical to the Company's Common Stock, $.01 par value per share (the "Common Stock"). TWA also issued an aggregate of 1,026,694 shares of Common Stock to a trust established for the benefit of TWA's non-unionized employees. The value of shares issued to the Company's non-union employees was intended to reflect the estimated value to the Company of the concessions granted by non-union employees. The equity securities issued on the '95 Effective Date resulted in the employees of the Company initially owning approximately 30% of the then outstanding Common Stock and Common Stock equivalents of the Company.

     In recognition of the fact that as a result of the '95 Reorganization, the percentage of the Company's stock owned by the Company's employees was substantially reduced, the Company adopted as of the '95 Effective Date the ESIP pursuant to which the Company would commencing in 1997 grant to certain trusts established for the benefit of its union and non-union employees certain additional shares of Common Stock and Employee Preferred Stock. Under the ESIP, in any year in which the market price of the Common Stock exceeds certain target prices, the Company has agreed to issue shares in amounts sufficient to increase the aggregate percentage ownership of the employees by the following percentages of the then outstanding shares of Common Stock and Common Stock equivalents: 2.0%
(1997), 1.5% (1998), 1.5% (1999), 1.0% (2000), 1.0% (2001) and 1.0% (2002). The
ESIP also grants to the employee trusts a right to purchase, on a quarterly basis, additional shares ("Stock Purchase Shares") in amounts of up to an aggregate of 2% of the then outstanding Common Stock and Employee Preferred Stock. Stock Purchase Shares may be purchased at 80% of the then market value of the Common Stock. In the event of a merger, consolidation or sale of all or substantially all of the assets of the Company, the ESIP provides for certain limited acceleration rights with respect to the stock grants and employee stock purchase arrangements. In addition to the scheduled grants and purchase rights described above, the ESIP provides for the Company to accelerate grants to be made in 2001 and 2002, if the Company issues additional Common Stock at a price equal to or in excess of $11 per share which results in aggregate proceeds to the Company in excess of $20 million.

     In addition to certain amendments required to effect the recapitalization of the Company, on the '95 Effective Date, TWA further amended its Certificate of Incorporation and By-laws to (i) permit certain employees represented by ALPA, IAM and IFFA to elect four of the Company's 15 directors (the "Employee Directors"), and (ii) provide that certain extraordinary corporate actions, including mergers, sales of all or substantially all of the Company's assets or certain routes or any filing seeking protection under the bankruptcy laws, must be approved by at least six directors, including each of the Employee Directors.

REGULATORY MATTERS

Slot Restrictions

     The Company's ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for takeoffs and landings. At JFK, Chicago's O'Hare International Airport, New York's LaGuardia Airport and Washington National, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including TWA, particularly in light of the increase in the number of airlines operating at such airports. On April 1, 1986, the FAA implemented a final rule relating to allocated slots at the High Density Airports. This rule, as since amended, contains provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. TWA does not anticipate losing any slots as a result of these rules. The higher use rates required by these rules, however, increase the risk that TWA may lose slots in the future because of nonuse and decreases TWA's ability to adjust its flight schedules at the High Density Airports.

     Control over International Routes

     TWA's international certificates are granted by the DOT for indefinite or fixed-term periods, depending on the route. TWA is authorized to provide transatlantic service from major cities in the U.S. to points in Europe, North Africa, the Middle East and Asia. Some of these authorized routes are not currently served by TWA. Many of the European markets served by TWA are "limited entry" markets in which, as a result of agreements between the United States and foreign governments, TWA has traditionally competed with a limited number of other carriers. During the past several years, however, the U.S. government has encouraged competition in international markets and entered into bilateral agreements with various foreign governments that provide for expanded exchanges of routes and traffic rights, reduction of governmental controls over fares and avoidance of limits on capacity and charter services. Competition in international markets has increased dramatically over the past several years as major U.S. carriers have initiated and/or continued to expand their international operations. Foreign flag carriers have continued to expand service and the DOT has indicated its support for further expansion of opportunities of foreign carriers to serve new points in the U.S. For example, in September 1993, the U.S. and Germany signed an interim bilateral aviation agreement which in effect froze capacity in Germany for a period of four years. The U.S. and Germany recently announced agreement on a new, more liberal "open skies" bilateral aviation agreement. It is expected that the new agreement will come into effect during 1996 and lead to, among other things, additional competition on TWA's routes to Frankfurt.

No assurance can be given that TWA will continue to have the advantage of all the "limited entry" markets in which it currently operates or that additional carriers will not be permitted to operate in one or more of these markets or that TWA in general will not face substantial unexpected competition. Competition in the international market is further complicated by the fact that pricing levels on some transatlantic routes are influenced by subsidies that certain foreign carriers receive from their governments and by the presence of smaller, low-cost carriers.

     Certain portions of TWA's transatlantic route authority have been granted on a fixed-term basis. TWA's right to carry local traffic between London and Frankfurt expired in April 1994. In addition, on May 4, 1993, the bilateral air transport agreement between the U.S. and France lapsed. Absent a bilateral agreement, the U.S. and France are operating on a system of comity and reciprocity. Under this regime, carriers are permitted to maintain historical levels of service, but few or no new services are permitted. Cessation of service to any authorized markets from France may cause such underlying authority to terminate. Any reduction in U.S. carrier access to France could have an adverse impact on TWA's transatlantic operations. TWA's route authority between St. Louis and London-Gatwick has expired. TWA has applied for renewal of its St. Louis-Gatwick authority and continues to operate such route pending a determination of its application. While no assurance can be given, TWA believes that the St. Louis-Gatwick authority will be renewed.

     The operations of TWA's international system will require continued approval by the U.S. government as well as permission or authorization from the governments of the respective countries served and compliance with the laws and regulations of those countries. These authorizations, permits and rights vary considerably in their terms, particularly as to the imposition of restrictive conditions on U.S. airlines.

     Other DOT/FAA Regulations

     The DOT has the authority to regulate competitive practices, advertising and other consumer protection matters such as on-time performance, smoking policies, denied boarding, baggage liability and CRSs provided to travel agents. With respect to foreign air transportation, the DOT may approve agreements between air carriers and grant antitrust immunity to those agreements. The DOT must also approve the transfer between U.S. carriers of international route certificates. The Department of Justice has the authority to approve mergers and interlocking relationships.

     Noise Abatement

     The Noise Act provides for a reduction in aircraft noise levels by commercial aircraft. Under the Noise Act, air carriers were permitted to elect to comply with the transitional requirements of the Noise Act at December 31, 1994, either by (i) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2, or (ii) phasing in quieter aircraft, known as Stage 3. Air carriers who elected to comply by phasing out or retrofitting Stage 2 aircraft were required to phase out or retrofit at least 25% of a specified 1990 base level of such aircraft by December 31, 1994. TWA elected to comply with the final Noise Act requirements by adopting the Stage 2 aircraft phase out/retrofit option, and had reduced its specified base level of Stage 2 aircraft by 25% at December 31, 1994. To comply with the 1996 requirement, the Company plans to retrofit, by means of engine hush-kits, 28 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to approximate $49 million. The Company is exploring various financing options to fund the majority of such expenditure, including an extension of the current leases at increased rental rates to finance the expenditure. The Company will be required to reduce its specified base level of Stage 2 aircraft by at least 50% by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999.

     As of December 31, 1995, 87, approximately 46% of TWA's aircraft, met the Stage 3 standards. TWA's ability to comply with the federal requirements within the time specified, or with more restrictive local noise restrictions, by acquiring newer aircraft and by phasing out or retrofitting older aircraft that are not in compliance with the Stage 3 standards, will depend upon its ongoing financial condition, its ability to renegotiate existing leases for such aircraft and its ability to obtain financing to acquire the requisite number of Stage 3 aircraft or retrofit kits. Although TWA has a plan to meet the federal requirements, and has already acquired a number of Stage 3 aircraft while phasing out several Stage 2 aircraft, there can be no assurance that TWA will be able to satisfy all applicable noise level requirements.

     Numerous airports have imposed restrictions such as curfews, airplane noise levels, mandatory flight paths and runway restrictions, which limit the ability of TWA and other carriers to increase services at such airports. Other jurisdictions are considering similar measures. While the Company has historically had the flexibility to schedule around these restrictions, there can be no assurance that the Company will continue to be able to work around these restrictions. The Port Authority of New York and New Jersey is considering a phaseout of Stage 2 aircraft on a more accelerated basis than that of the FAA requirement, a prohibition on additional Stage 2 flights and an expanded nighttime curfew. The FAA and air carriers, including TWA, have stated their opposition to these proposals. At this time, TWA cannot predict whether the proposals will be implemented or, if so, the timing or effect on TWA of any such implementation, which would depend on the extent to which TWA's aircraft then being used in the affected airports meet the Stage 3 requirements as well as the timing of TWA's flights.

     Labor

     The Railway Labor Act (the "RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty on air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA contains detailed procedures which must be exhausted before a lawful work stoppage can occur. Pursuant to the RLA, TWA has collective bargaining agreements with five domestic unions representing five separate employee groups.

     Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to maintenance programs for older aircraft to ensure that the oldest portion of the nation's fleet remains airworthy. The FAA required that these older aircraft undergo extensive structural modifications prior to the later of the accumulation of a designated number of flight cycles or 1994 deadlines established by the various ADs. Most of the Company's aircraft are currently affected by these aging aircraft ADs. The Company monitors its fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA.

     In 1994 and 1995, TWA spent approximately $5.7 million and $2.6 million, respectively, to comply with aging aircraft maintenance requirements. Based on information currently available to TWA and its current fleet plan, TWA estimates that costs associated with complying with these aging aircraft maintenance requirements will aggregate approximately $15.6 million through 2000. These cost estimates assume, among other things, that newer aircraft will replace certain of TWA's existing aircraft and as a result the average age of TWA's fleet will be significantly reduced. There can be no assurance that TWA will be able to implement fully its fleet plan.

     Safety

     TWA is subject to FAA jurisdiction with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA requires the Company to obtain operating, airworthiness and other certificates which are subject to suspensions or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administrative regulations on both federal and state levels apply to all of TWA's ground-based operations.

     Passenger Facilities Charges.

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the FAA, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers and remitted to the airports, are limited to $3.00 per enplanement and to no more than $12.00 per round trip. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

     Environmental

     The Company is subject to regulation under major environmental laws administered by state and federal agencies, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act. In some locations there are also county and sanitary sewer district agencies which regulate the Company. The Company believes that it is in substantial compliance with applicable environmental regulations, See "Item 3. -- Legal Proceedings."

     Foreign Ownership of Shares

     The Federal Aviation Act of 1958 generally prohibits non-U.S. citizens from owning more than 25% of the voting interest in U.S. air carriers, including the Company.

CORPORATE REORGANIZATIONS

Background

     During the early 1990s, the U.S. airline industry, including the Company, experienced unprecedented losses, which were largely attributable to, among other things, the Persian Gulf War (which caused a substantial increase in fuel costs and reduction in travel demand due to concerns over terrorism), recessions in the United States and Europe, and significant industry-wide fare discounting resulting from another U.S. airline's attempt to introduce a new pricing structure into the domestic airline business. In addition, TWA had incurred significant debt as a result of the leveraged acquisition in 1986 of a controlling interest in the Company by Mr. Carl C. Icahn. The substantial losses sustained by the Company during this period, coupled with the Company's excessive debt obligations, made it necessary for TWA to restructure its debt obligations and equity, lower its labor costs and severely reduce its capital outlays.

  '93 Reorganization

     On November 3, 1993 TWA emerged from the '93 Reorganization. During the pendency of the '93 Reorganization, the Company (i) negotiated, effective September 1, 1992, the '92 Labor Agreements providing for, among other things, a 15% reduction in wages and benefits and certain work-rule concessions designed to reduce costs substantially, (ii) obtained confirmation of a reorganization plan which eliminated more than $1 billion of debt and lease obligations, and
(iii) reached a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") with respect to the Company's underfunded pension plan obligations. During the pendency of the '93 Reorganization, Mr. Icahn and certain of his affiliates (the "Icahn Entities") released their claims against and interests in TWA and Mr. Icahn resigned as Chairman of the Board of Directors and as an officer of TWA. The Icahn Entities also agreed to provide up to $200 million of financing to TWA secured by receivables and flight equipment in connection with the '93 Reorganization (the "Icahn Loans").

     '95 Reorganization

     Notwithstanding the reduction in levels of debt and obligations achieved through the '93 Reorganization, the Company emerged from the '93 Reorganization in a too highly leveraged position and, despite progress in increasing revenues and reducing costs, continued to experience significant operating losses. With the hiring of a new management team in 1994, the assumptions underlying the Company's operating plans, upon which its ability to service its post '93 Reorganization obligations depended, were recognized as unrealistic and unachievable. As a consequence, during 1995 the Company proposed and consummated a financial restructuring in order to reduce or satisfy certain of the Company's then current and future financial obligations.

     In the second quarter of 1995, the Company solicited and received sufficient acceptances to effect a proposed "prepackaged" plan of bankruptcy. Therefore, on June 30, 1995, the Company filed the '95 Reorganization, which with certain modifications was confirmed by the United States Bankruptcy Court in St. Louis on August 4, 1995. On the '95 Effective Date, approximately eight weeks after filing the prepackaged

Chapter 11 plan, the '95 Reorganization became effective and the Company emerged from the protection of this second Chapter 11 proceeding. In connection with the '95 Reorganization, the Company (i) exchanged certain of its then outstanding debt securities for a combination of newly issued 12% Preferred Stock, Common Stock, warrants and rights to purchase Common Stock, and debt securities, (ii) converted its then outstanding preferred stock to shares of Common Stock, warrants and rights to purchase Common Stock, (iii) obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases; and (iv) obtained an extension of the term of the approximately $190 million principal amount of the Icahn Loans. The Company also (i) effected a reverse stock split of its then outstanding common stock and exchanged such shares for Common Stock; (ii) raised approximately $52 million through an equity rights offering; (iii) distributed certain warrants to its then current equity holders; and (iv) implemented certain amendments to the Certificate of Incorporation relating to the recapitalization and various corporate governance matters. Pursuant to the '95 Reorganization, the Company, among other things, eliminated additional debt approximating $500 million (approximately $300 million book value). New labor agreements were reached in the second half of 1994, providing for the continuance of wage concessions previously granted and work rule modifications with respect to the Company's union employees, and certain corresponding cost savings were also implemented with respect to the Company's non-union employees. Pursuant to the '95 Reorganization, the Company issued the Employee Preferred Stock to its union employees and Common Stock to its non-union employees, which resulted in the union and non-union employees achieving an ownership of approximately 30% of the voting equity of the Company as of the '95 Effective Date.

     In connection with and as a precondition to the '95 Reorganization, in August and September of 1994, the Company entered into the '94 Labor Agreements, amending existing collective bargaining agreements, with the IAM, ALPA, and IFFA, the three labor unions representing approximately 84% of the Company's employees. The '94 Labor Agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including elimination of so-called snapbacks, i.e., the automatic restoration of wage reductions granted in such agreements at the end of their term to levels that prevailed prior to the concessionary agreement. During 1994 and 1995, the Company also implemented a number of similar cost savings initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and continuing wage reductions which had been scheduled to expire. See "-- Employees."

ITEM 2.  PROPERTIES

     Substantially all of TWA's assets are subject to various liens and security interests. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLIGHT EQUIPMENT

     As of December 31, 1995, TWA's operating fleet consisted of 188 aircraft, of which 49 were owned by TWA and 139 were leased. All aircraft in use are maintained in airworthy condition in accordance with procedures approved by the FAA. The operating aircraft owned by and leased to TWA as of December 31, 1995 are listed below.

                                                                       AVERAGE AGE       SEATS IN
                                                                       OF AIRCRAFT     STANDARD TWA
             TYPE                 OWNED(2)     LEASED     TOTAL(3)     (IN YEARS)      CONFIGURATION
- ------------------------------    --------     ------     --------     -----------     ------------
Douglas DC-9-10...............        --           7           7           29.0              68
Douglas DC-9-30...............        --          36          36           26.0              98
Douglas DC-9-40...............        --           3           3           21.2              98
Douglas DC-9-50...............        --          12          12           18.9             107
Douglas MD-80/83..............        --          48          48            8.5             142
Boeing 727-200(1).............        28          13          41           21.9             146
Boeing 747 (1)................         6           5          11           24.0             434
Boeing 767....................         5          10          15           10.9             195
Lockheed L-1011...............        10           5          15           21.5             254
                                     ---       ------        ---          -----
     Total....................        49         139         188           18.6
                                  =========    ======     ========     ===========

- ---------------

(1) Excludes the following aircraft which are not in the active fleet: eight Boeing 727-100, two Boeing 727-200, one Boeing 747-100 and one Boeing 747-200.

(2) Substantially all TWA's owned flight equipment is pledged to secure its indebtedness.

(3) For information concerning compliance of the above-referenced aircraft with the Noise Act, see "Item 1. Business. Regulatory Matters -- Noise Abatement."

     Beginning in 1996, the Company intends to replace its remaining fifteen L-1011 aircraft with newer and more efficient Boeing 757. In February 1996, TWA executed definitive agreements providing for the lease of up to 10 new Boeing 757 aircraft from a major operating lessor to be delivered in 1996 and 1997 and the purchase of 10 new Boeing 757 aircraft from the manufacturer with deliveries scheduled to commence in February 1997. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional Boeing 757 aircraft from the manufacturer.

     In addition to leasing three new MD-83 aircraft in the late summer and fall of 1995 for initial nine year lease terms, the Company has agreed to lease two additional used MD-83 aircraft also for nine year terms, with leases expected to commence in April 1996. Aggregate annual rentals for these five aircraft will approximate $14 million.

REAL PROPERTY

     TWA utilizes or has rights to utilize airport and terminal facilities located in or near the cities it serves under lease agreements or other arrangements with the governmental authorities exercising control over such facilities.

     At St. Louis, TWA has preferential use rights to 57 gates and 40 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA's domestic-international hub at JFK operates out of two passenger terminal facilities (Terminals A and B). TWA is the lessee at JFK of a total of 27 gates, 102 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA occupies both Terminal A and Terminal B as a holdover tenant pursuant to expired agreements of lease with the Port Authority of New York and New Jersey (the "Port Authority"). Such holdover tenancies are with the consent of the Port Authority pursuant to a Term Sheet dated August 12, 1993 (the "Term Sheet"), which extended

TWA's right to occupy Terminals A and B, provided TWA paid the rent set forth in the Term Sheet, made certain specified financed improvements to Terminals A and B, and was otherwise in compliance with the expired leases. On February 8, 1996, the Port Authority's Board of Commissioners adopted a resolution authorizing the Port Authority to enter into a new five year lease with TWA for both Terminals A and B for a term expiring on March 31, 2001.

     TWA's overhaul base is located on approximately 250 acres of leased property at the Kansas City International Airport, Kansas City, Missouri. The overhaul base is TWA's principal maintenance base where TWA performs major maintenance and repair services for its aircraft fleet. The overhaul base is owned by the City of Kansas City, Missouri and leased to TWA along with other facilities until May 31, 2000. TWA leases office space and other facilities in a number of locations in the U.S. and abroad. In December 1993, pursuant to a sale/leaseback with the City of St. Louis, TWA leased a two-story ground operations building near the St. Louis Airport and an adjacent 165,000 square foot, five-story flight training facility. The lease of these properties is covered under a month-to-month agreement subject to automatic renewal so long as TWA is not in default thereunder, such agreement having a term otherwise expiring December 31, 2005. Such term is subject to early termination in the event of certain events of default, including non-payment of rents, cessation of service, failure to maintain corporate headquarters within the City or County of St. Louis or failure to maintain a reservations office within the City of St. Louis. For a description of certain environmental corrective actions that TWA anticipates will be required at the Overhaul Base, see "Item 3. Legal Proceedings -- Other Actions."

     TWA's corporate headquarters are located at One City Centre, 515 N. Sixth Street, St. Louis, Missouri where TWA has subleased approximately 56,700 square feet through February 28, 1997. Additionally, during 1994, TWA relocated its St. Louis area reservation facility and customer relations department within the City of St. Louis, Missouri.

ITEM 3.  LEGAL PROCEEDINGS

REORGANIZATION PROCEEDINGS

  The '93 Reorganization

     The '93 Reorganization began on January 31, 1992, with the filing by TWA in the United States Bankruptcy Court in Delaware of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On August 12, 1993, the bankruptcy court confirmed the Company's '93 Reorganization plan, which became effective on November 3, 1993. On June 21, 1995, the bankruptcy court found that the bankruptcy estate had been fully administered and entered a final decree closing the '93 Reorganization.

     All claims that were before the bankruptcy court in the '93 Reorganization have been resolved, except for certain claims which are being resolved in non-bankruptcy forums. Some such claims, when resolved, may result in distributions being made, in the case of administrative expense claims, in cash, and in the case of all other claims, in securities and other property held in a disputed claims reserve established in accordance with the '93 Reorganization plan. All such unresolved claims which do not constitute administrative claims, if and to the extent allowed upon final resolution, will be satisfied solely out of securities and other property in the applicable disputed claims reserve. The unresolved claims which constitute administrative expense claims are for postpetition expenses for, among other things, aircraft return condition, unpaid rent and professional fees. TWA has accrued amounts it believes will be adequate to satisfy such claims.

     The '95 Reorganization

     On June 30, 1995, the Company commenced the '95 Reorganization by filing a voluntary petition for Chapter 11 relief, together with its '95 Reorganization plan, in the bankruptcy court. As the Company had "prepackaged" the '95 Reorganization by soliciting and obtaining, before the filing of the petition, the acceptances of all classes of creditors and equity security holders necessary to achieve confirmation of the '95 Reorganization plan, the Company was able to proceed promptly to obtain, on August 4, 1995, the entry of an order by the bankruptcy court approving the Company's solicitation process, and the adequacy of disclosure for the '95 Reorganization plan, as modified, and confirming the '95 Reorganization plan, as modified. On August 23, 1995 the '95 Reorganization plan became effective, and the Company emerged from the protection of the bankruptcy court. On December 28, 1995, the Bankruptcy Court in St. Louis found that the bankruptcy estate had been fully administered and entered a final decree closing the '95 Bankruptcy case.

     Pursuant to the '95 Reorganization and related agreements, the Company eliminated approximately $500 million (approximately $300 million book amount) of indebtedness and lease obligations and canceled outstanding equity securities in exchange for new securities and other consideration, and on the '95 Effective Date issued (i) approximately 17.2 million shares of Common Stock, (ii) approximately 6.4 million shares of Employee Preferred Stock, (iii) equity rights for the purchase of approximately 13.2 million shares of Common Stock,
(iv) warrants for the purchase of approximately 1.7 million shares of Common Stock (exercisable over a seven year period at $14.40 per share), (v) warrants for the purchase of up to 1.15 million shares of Common Stock for nominal consideration, (vi) $170 million in principal amount of the Company's 12% Senior Secured Reset Notes due 1997, (vii) $244.3 million in principal amount of PBGC Notes, (viii) $109 million aggregate liquidation value of 12% Preferred Stock,
(ix) $30 million in Ticket Vouchers, and (x) certain contingent payment rights, which under certain conditions provide for the payment of up to $18 million to holders. The number of shares of Common Stock issued pursuant to the '95 Reorganization were calculated as though a one-for-46.8722 reverse split of the Company's common stock outstanding prior to the '95 Effective Date had been effected.

     Pursuant to the '95 Reorganization, the Company also adopted an amendment to the Certificate of Incorporation to (i) increase the Company's total authorized capital stock to 300 million shares, consisting of 150 million shares of Common Stock, 12,500,000 shares of the Company's cumulative preferred stock (which was retired in connection with the '95 Reorganization) and 137,500,000 shares of additional preferred stock; (ii) authorize the issuance of the Employee Preferred Stock and the 12% Preferred Stock; and (iii) implement various corporate governance matters. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Outstanding Shares and Voting Rights."

OTHER ACTIONS

     On March 22, 1993, the United States District Court for the Northern District of Georgia, Atlanta Division entered into a settlement involving TWA and eight other major airline defendants and the Airline Tariff Publishing Company, an airline-owned fare publishing company, ("ATPC") in a class action lawsuit filed in June 1990 which alleged that the airlines used ATPC to avoid competition to, from or through some 23 specified hub airports. Under the terms of the settlement the airline defendants paid approximately $45 million in cash and issued approximately $396.5 million in discount coupons valid for air travel on any of the defendant airlines. TWA's share of the settlement included the payment of $1 million in cash and the issuance of discount coupons in the amount of $20 million for future travel. The discount coupons issued by TWA and the other settling defendants are interchangeable. While TWA presently does not have any reason to expect that the face amount of the discount coupons that will be redeemed for future travel on TWA will not reasonably approximate the face amount of discount coupons TWA will contribute to the settlement, it is reasonably possible that the actual face amount of discount coupons redeemed by TWA could be substantially different, considering the interchangeability of the discount coupons.

     On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's maintenance base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. It is anticipated that review and approval of the CMS by the MDNR and EPA will take several months.

Upon approval of the CMS, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

     On October 22, 1991, judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). The action commenced in 1987, as subsequently amended, sought damages from TWA in excess of $60 million as a result of TWA's alleged breach of its contract with Travellers for the planning and operation of Getaway Vacations. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the '93 Reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court . Following prolonged litigation with respect to jurisdiction, the United States Supreme Court determined that the matter should be addressed by the bankruptcy court, and in February 1994, the bankruptcy court determined the matter in a manner favorable to TWA. However, a final order has not yet been issued and Travellers has appealed the decision of the bankruptcy court in the matter. Pursuant to the Icahn Loans, amounts received by TWA in connection with the Travellers litigation would be used to repay, in part, certain of the Company's obligations to the Icahn Entities.

     In February 1995, a number of actions were commenced in various federal district courts against TWA and six other major airlines, alleging that such companies conspired and agreed to fix, lower and maintain travel agent commissions on the sale of tickets for domestic air travel in violation of the United States and, in certain instances, state, antitrust laws. On May 9, 1995, TWA announced settlement, subject to court approval, of the referenced actions and reinstated the traditional 10% commission on domestic air fares. A final order has not yet been entered; however, an interim order approving the settlement has been entered. The Company believes the settlement of this case will have a favorable effect on revenues.

     On November 9, 1995, ValuJet Air Lines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. ValuJet has subsequently amended its original complaint and all parties are undertaking legal discovery with respect to the amended complaint. The Company intends to vigorously defend itself in this action and believes all of the allegations contained therein lack merit.

     In addition, based on certain written grievances or complaints filed by ValuJet, the Company has been informed that the United States Department of Justice, Antitrust Division is investigating the circumstances of the slot lease transaction to determine whether an antitrust violation has occurred. The Company is cooperating in this investigation and believes that the slot lease transaction did not violate any antitrust laws.

     On January 10, 1996, a complaint was filed by an individual resident of New York, Joel Gerber, relating to the slot lease transaction (the "New York Action"). Mr. Gerber purports to bring the action on his own behalf as well as on behalf of an unspecified number of purported class members who have traveled or will travel between LaGuardia and Atlanta as of November 1, 1995 claiming damages as the result of alleged antitrust violations and conspiracy to commit same against the Company and Delta. The United States District Court for the Southern District of New York has not certified the New York Action as a class action. The Company will vigorously contest all of the class action allegations as well as all allegations of liability and damages in the New York Action.

     In December 1995, the Company filed a lawsuit in the Circuit Court of St. Louis County, Missouri against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations with regard to the Ticket Agreement as referred to in "Item 1. Business -- '95 Reorganization." The parties negotiated a series of standstill agreements pursuant to which the Company's lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The last extension of such standstill expired on March 20, 1996. On March 20, 1996 the Company reinstated its lawsuit against Karabu, Mr. Icahn and affiliated companies, charging violation of the Ticket Agreement. TWA seeks a declaratory judgment that Mr. Icahn and his affiliates are in default of the Ticket Agreement and also seeks unspecified damages as a result of the unauthorized distribution of TWA tickets through travel agencies to the general public.

     On March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. This is an action brought for damages in the United States District Court for the Southern District of New York. The Company believes it has meritorious defenses to the claims made in this action.

     The Company is also defending a number of other actions which have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of the Company does not believe may reasonably be expected to be materially adverse.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Trans World Airlines, Inc. was held on November 14, 1995. The following matters were considered and acted upon at the Annual Meeting:

     1. Election of five Class II Directors of the Company for terms ending with the 1998 Annual Meeting of Stockholders;

     2. Approval of the Company's 1994 Key Employee Stock Incentive Plan (the "KESIP");

     3. Approval of amendments to and restatement of the Company's Amended and Restated Certificate of Incorporation;

     4. Approval of the Company's 1995 Outside Directors' Stock Ownership and Stock Option Plan (the "Directors' Plan"); and

     5. Ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1995.

     Proxies were solicited concerning the above matters and the following information is furnished with regard to each:

     1. Election of Directors

     The following individuals were elected as Directors at the Annual Meeting:
William F. Compton, Victoria L. Frankovich, Gerald L. Gitner, Myron Kaplan and William O'Driscoll.

     The votes cast in the election of the above-named Directors were as follows:

                                                                       FOR         WITHHELD
                                                                    ----------     --------
William F. Compton..............................................     1,721,765          -0-
Victoria L. Frankovich..........................................       881,880          -0-
Gerald L. Gitner................................................    25,441,624      304,206
Myron Kaplan....................................................    25,452,937      292,893
William O'Driscoll..............................................     3,821,473          -0-

     In addition, the following individuals' terms of office as Directors of TWA continued after such meeting: Eugene P. Conese, Jeffrey H. Erickson, Thomas H. Jacobsen, Jewel Lafontant-Mankarious, James A. Lawrence, Thomas F. Meagher, G. Joseph Reddington, Lawrence K. Roos, and William W. Winpisinger.

     2. The votes cast with regard to approval of the Company's KESIP were as follows:

                          FOR          AGAINST      ABSTAIN
                       ----------     ---------     -------
                       18,587,990     2,130,919     142,037

     3. The votes cast with regard to approval of amendments to and restatement of the Company's Amended and Restated Certificate of Incorporation were as follows:

                          FOR          AGAINST      ABSTAIN
                       ----------     ---------     -------
                       31,228,004       820,919     120,246

     4. The votes cast with regard to approval of the Directors' Plan were as follows:

                          FOR          AGAINST      ABSTAIN
                       ----------     ---------     -------
                       19,351,612     1,334,498     174,860

     5. The votes cast with regard to approval of ratification of the appointment of KPMG Peat Marwick LLP, as independent accountants for the fiscal year ending December 31, 1995 were as follows:

                          FOR          AGAINST      ABSTAIN
                       ----------     ---------     -------
                       31,888,780       197,687      84,481

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

     On August 23, 1995, all of the Company's previously outstanding equity securities were canceled and certificates with respect thereto thereafter evidenced only the right to receive Common Stock and the other consideration specified in the '95 Reorganization. Also pursuant to the '95 Reorganization, holders of certain debt securities of the Company received shares of Common Stock. Information regarding the trading price range of pre-'95 Reorganization common stock is not comparable with data provided for the Common Stock and is not included herein. For information concerning the '95 Reorganization, see "Item 1. Business -- Corporate Reorganizations."

     The Common Stock is listed for trading on the American Stock Exchange. The following table sets forth the range of high and low prices for shares of the Common Stock (as reported in the Wall Street Journal) for the periods indicated:

                             PERIOD                                  HIGH         LOW
- ----------------------------------------------------------------    -------     -------
1995
     Third Quarter (August 23 through September 30).............    $ 8.000     $ 5.313
     Fourth Quarter (October 1 through December 31).............     14.625       6.500
1996
     First Quarter (January 1 through March 22).................     19.750       9.313

     Since 1978, the Company has not paid any cash dividends on any of its common stock. The Company currently plans to retain all earnings to finance its business and to reduce its leverage rather than paying cash dividends on the Common Stock. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of TWA as well as other factors deemed relevant by its Board of Directors, including applicable restrictions in various agreements relating to indebtedness. See Notes 7 and 9 to the Consolidated Financial Statements.

     As of March 22, 1996, there were 36,942,695 shares of the Company's Common stock issued and outstanding and 11,488 holders of record of the Common Stock. There were, on such date 6,425,118 shares of Employee Preferred Stock issued and outstanding.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below relates to periods in the five year period ended December 31, 1995. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements. The consolidated financial data for these periods was derived from the audited consolidated financial statements of the Company.

     During the period from 1992 through 1995, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entries in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date. A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 17 to the Consolidated Financial Statements. For accounting purposes, the '95 Effective Date is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization. Similarly, the Consolidated Financial Statements for the periods prior to the '93 Reorganization are not consistent with periods subsequent to the '93 Reorganization. Accordingly, a vertical black line separates these periods. Earnings per share of the predecessor companies have not been presented as the amounts are not meaningful.

                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                                                     REORGANIZED
                             PRIOR PREDECESSOR COMPANY                           PREDECESSOR COMPANY                   COMPANY
                    --------------------------------------------    ---------------------------------------------    ------------
                                                     TEN MONTHS      TWO MONTHS         YEAR        EIGHT MONTHS     FOUR MONTHS
                      YEAR ENDED DECEMBER 31,          ENDED           ENDED           ENDED            ENDED           ENDED
                    ----------------------------    OCTOBER 31,     DECEMBER 31,    DECEMBER 31,     AUGUST 31,      DECEMBER 31,
                        1991            1992            1993            1993            1994            1995             1995
                    ------------    ------------    ------------    ------------    ------------    -------------    ------------
STATEMENT OF
  OPERATIONS DATA:
Operating
  revenues........   $3,651,380      $3,618,661      $2,633,937      $  520,821      $3,407,702      $ 2,218,355      $1,098,474
Operating income
  (loss)(1).......     (362,090)       (420,432)       (225,729)        (58,251)       (279,494)          14,642          10,446
Loss before income
  taxes and
  extraordinary
  items(2)........         (513)       (314,292)       (362,620)        (88,140)       (432,869)        (338,309)        (32,268)
Provision (credit)
  for income
  taxes...........       10,259           3,361           1,312            (248)            960              (96)          1,370
Loss before
  extraordinary
  items...........      (10,772)       (317,653)       (363,932)        (87,892)       (433,829)        (338,213)        (33,638)
Extraordinary
  items(3)........       45,323              --       1,075,581              --          (2,005)         140,898           3,500
Net income
  (loss)..........       34,551        (317,653)        711,649         (87,892)       (435,834)        (197,315)        (30,138)
Per share
  amounts(4):
    Loss before
     extraordinary
      items.......                                                                                                    $    (1.15)
    Net loss......                                                                                                         (1.05)
Ratio of earnings
  to fixed
  charges(5)......           --              --              --              --              --               --              --

                                                                                                                     REORGANIZED
                                                      PRIOR PREDECESSOR COMPANY          PREDECESSOR COMPANY           COMPANY
                                                     ----------------------------    ----------------------------    ------------
                                                                                     DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                         1991            1992            1993            1994            1995
                                                     ------------    ------------    ------------    ------------    ------------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents........................     $  234,305      $   42,389      $  170,404      $  121,306      $  286,793
Current assets...................................        914,192         576,511         689,149         567,540         710,976
Net working capital (deficiency).................     (1,629,612)       (316,165)       (150,744)     (1,279,457)       (111,570)
Flight equipment, net............................      1,100,601         827,747         660,797         508,625         455,434
Total property and equipment, net................      1,444,829       1,114,345         886,116         693,045         600,066
Intangible assets, net...........................             --              --       1,024,846         921,659       1,275,995
Total assets.....................................      2,682,964       2,132,647       2,941,549       2,495,210       2,850,664
Current maturities of long-term debt and capital
  leases (6).....................................      1,446,523         327,251         108,345       1,149,739         110,401
Liabilities subject to Chapter 11 reorganization
  proceedings (7)................................             --       2,026,895              --              --              --
Long-term debt, less current maturities (6)......             --              --       1,053,644              --         764,031
Long-term obligations under capital leases, less
  current maturities.............................        692,292              --         376,646         339,895         259,630
Shareholders' equity (deficiency)(8).............       (797,899)     (1,149,733)         18,358        (417,476)        302,855

- ---------------

(1) Includes special charges of $1.7 million in the eight months ended August 31, 1995 and $138.8 million in 1994. For a discussion of these and other non-recurring items, see Notes 14 and 18 to the Consolidated Financial Statements.

(2) The eight months ended August 31, 1995 includes charges of $242.2 million related to reorganization items. The ten months ended October 31, 1993 includes a charge of $342.4 million related to the settlement of pension obligations and income of $268.1 million related to reorganization items. The 1992 and 1991 results include non-recurring gains of $254.6 million and $681.7 million, respectively, from the disposition of assets.

(3) The extraordinary item in the four months ended December 31, 1995 was the result of the settlement of a debt of a subsidiary, while the extraordinary item in the eight months ended August 31, 1995 represents the gain on the discharge of indebtedness pursuant to the consummation of the '95 Reorganization. The extraordinary item in 1994 represents the charge for a prepayment premium related to the sale and lease back of four McDonnell Douglas MD-80 aircraft. The extraordinary item in 1993 represents the gain on discharge of indebtedness pursuant to the consummation of the '93 Reorganization. The extraordinary items in 1991 include a net gain of $27.9 million resulting from the early extinguishment of debt and a tax benefit of $17.4 million from the utilization of a portion of the Company's net operating loss carry forward for financial reporting purposes.

(4) No effect has been given to stock options, warrants or potential issuances of additional Employee Preferred Stock as the impact would have been anti-dilutive.

(5) For purposes of determining the ratio of earnings to fixed charges, "earnings" consist of earnings before income taxes, extraordinary items and fixed charges (excluding capitalized interest) and "fixed charges" consist of interest (including capitalized interest) on all debt and that portion of rental expense that management believes to be representative of interest. Earnings were not sufficient to cover "fixed charges" as follows (in millions): for the four months ended December 31, 1995, $32.3; for the eight months ended August 31, 1995, $338.3; for the year ended December 31, 1994, $435.0; for the two months ended December 31, 1993, $88.4; for the ten months ended October 31, 1994, $364.7; and for the years ended December 31, 1992 and 1991, $317.4 and $4.0, respectively.

(6) Long-term debt in 1994 was reclassified to current maturities as a result of certain alleged defaults and payment defaults. See Note 7 to the Consolidated Financial Statements.

(7) For periods after January 31, 1992 and before the '93 Effective Date, certain prepetition liabilities, which were subject to compromise pursuant to the '93 Reorganization, were classified as liabilities subject to Chapter 11 reorganization proceedings, and the accrual of interest was discontinued on prepetition debt that was unsecured or estimated to be undersecured.

(8) No dividends were paid on the Company's outstanding common stock during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the period from 1992 through 1995, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with SOP 90-7 which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date. A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 17 to Consolidated Financial Statements. For accounting purposes, the '95 Effective Date is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization. Similarly, the Consolidated Financial Statements for the periods prior to the '93 Reorganization are not consistent with periods subsequent to the '93 Reorganization.

     As discussed below under "-- Liquidity and Capital Resources," pursuant to the '95 Reorganization and the Company's current business strategy, the Company has improved its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, rescheduling debt payments, recapitalizing the Company's equity securities and certain of its debt, revising the Company's route structure to capitalize further on its dominance in St. Louis, and developing enhanced marketing systems. Pursuant to the '95 Reorganization, the Company eliminated approximately $500 million in face amount (approximately $300 million book value) of debt from its balance sheet. In addition, the maturity of the Icahn Loans was extended from January 8, 1995 to January 8, 2001, and the Company negotiated an aggregate of $91 million of aircraft lease and conditional sale agreement deferrals for various periods of time, with a weighted average life of approximately two years.

     In March 1996 the Company completed the sale of 3,869,000 shares of a newly authorized series of convertible preferred stock, the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock"). The gross proceeds from the sale of the 8% Preferred Stock were approximately $193.5 million and the net proceeds to the Company were approximately $186.2 million, after commissions and expenses. A portion of the net proceeds from the offering will be used to redeem the Company's outstanding 12%

Cumulative Preferred Stock, pursuant to the terms thereof, at an aggregate redemption price of approximately $81.7 million, plus accrued dividends from February 1, 1996 to such redemption date. On March 22, 1996, the Company announced that it had called all of its issued and outstanding 12% Cumulative Redeemable Preferred Stock for redemption on April 26, 1996. The Company intends to use the balance of the net proceeds for general corporate purposes, including but not limited to, capital expenditures and increasing working capital.

     Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately 2.467 shares of Common Stock for each share of 8% Preferred Stock), subject to adjustment. The 8% Preferred Stock may not be redeemed prior to March 15, 1999. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices. The 8% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 8% Convertible Subordinated Debentures due 2006 (the "Debentures") on any dividend payment date beginning on March 15, 1998 at the rate of $50.00 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends, whether or not earned or declared, on the 8% Preferred Stock to the date of exchange have been paid or set aside for payment and certain other conditions are met.

     The offering and sale of the 8% Preferred Stock was made pursuant to Rule 144A of the Securities Act of 1933 and, accordingly, such shares are not currently registered under federal and state securities laws. The Company has agreed to file a shelf registration statement in respect of the 8% Preferred Stock, the Debentures issuable on the exchange thereof and the shares of Common Stock issuable upon the conversion thereof.

GENERAL

     The Company's operating results are significantly affected by both the general and the airline industry economic environment. Small fluctuations in yield per RPM and cost per ASM can have a significant impact on the Company's financial results. During the early 1990s, the Company experienced significant losses, with operating losses totaling $284.0 million in 1993 and $279.5 million in 1994. Factors contributing to these losses included, among other things, adverse publicity associated with the Company's financial difficulties; excessive labor costs; the continuing impact of a relatively weak economy, which resulted in weak air travel demand; and domestic pricing policies of other airlines, which decreased industry revenue yields and generated intense competition.

     The Company's 1995 operating results for the combined eight and four month periods prior to and following the '95 Effective Date demonstrate a significant improvement over 1994. Operating income for 1995 improved $304.6 million to $25.1 million, the Company's first annual operating profit since 1989. The Company's net loss showed similarly dramatic results, improving $208.4 million to a $227.5 million loss for 1995 (including net charges of $155.8 million related to the '95 Reorganization). The operating income and net results for 1995 and 1994 include a number of significant non-recurring and unusual items. Operating income included non-cash earned stock compensation charges of $58.0 million in 1995, a non-recurring charge to compensation in 1994 of $36.3 million, and other special charges of $1.7 million and $138.8 million in 1995 and 1994, respectively. Excluding these items, operating income would have improved approximately $189.2 million in 1995 over 1994. Additionally, net income in 1995 was further affected by charges for reorganization items of $242.2 million and extraordinary gains of $144.4 million from the extinguishment of debt, principally as a result of the '95 Reorganization, as compared to an extraordinary loss of $2.0 million in 1994. Excluding these additional items, net income would have improved by $188.8 million over 1994.

     Operating revenues were $90.9 million lower in 1995 than in 1994, principally as a result of the sale of certain subsidiaries in the prior year, which also favorably affected operating expense comparisons. Employment costs (excluding earned stock compensation) were $164.8 million less in 1995 than in 1994, which included a non-recurring charge of $36.3 million. The reduction was principally the result of savings realized from the '94 Labor Agreements and certain similar agreements with the Company's non-union employees.

     The Company's ability to continue to improve its financial position and meet its financial obligations will depend upon a variety of factors, including: improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, continued operating cost controls, and the Company's ability to attract new capital.

     The '94 Labor Agreements, which substantially reduced the Company's labor costs, will become amendable in the latter half of 1997. While the Company cannot predict the precise wage rates that will be in effect at such time (since such rates will be determined by subsequent events), the wage rates then in effect will likely increase. However, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. See "Item 1. Business-Business Strategy-Strategic Repositioning of the Company." The Company will seek to continue to improve employee productivity and will continue to explore other ways to control and/or reduce operating expenses. Additionally, the Company will seek to continue improving its market share as compared with its competitors by continuing to modify its flight schedule and route structure and by continuing to increase customer preference based on TWA's improved product quality.

     At December 31, 1995, the Company had shareholders' equity of approximately $302.9 million and debt, obligations under capital leases and redeemable preferred stock aggregating approximately $1.2 billion. Like its principal competitors, TWA typically operates with a working capital deficit, which in the case of TWA aggregated $111.6 million at December 31, 1995. On December 31, 1995, the Company had cash and cash equivalents of approximately $286.8 million. However, due to, among other things, the seasonality of its business, payments on its indebtedness and capital expenditures (including payments for hush-kits prior to reimbursement through financing anticipated but not yet consummated) and pre-delivery payments relating to the purchase of certain new Boeing 757 aircraft, the Company anticipates that by March 31, 1996, excluding the net proceeds from the sale of the 8% Preferred Stock received on March 22, 1996, its cash balance would have been reduced to a level significantly below that reported on December 31, 1995.

     As a result of the application of fresh start reporting as of the '95 Effective Date, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). In future periods these intangibles will be evaluated for recoverability based upon estimated future cash flows. If expectations are not substantially achieved, charges to future operations for impairment of those assets may be required and such charges could be material.

     The Company's first quarter operating results have historically been considerably less favorable than for other quarters and typically reflect substantial operating and net losses. For example, for the first quarter of 1995, the Company reported an operating loss of $76.3 million and a net loss of $122.8 million. The Company realized significant improvements in operating income in each of the last two quarters of 1995, and in the first quarter of 1996 anticipates a smaller operating loss than 1995's first quarter operating loss. During the first quarter of 1996, however, the Company is incurring higher maintenance and training expenses due in part to a concentration of maintenance work in such quarter as a result of the Company's maintenance cycle and also to prepare for the introduction of additional aircraft into service during the summer of 1996. In addition, the Company has experienced significant revenue reductions and additional costs as a result of the recent severe winter weather experienced in the Midwest and on the Eastern Seaboard. Consequently, the Company does not expect the improvement in operating results to be as significant for the first quarter of 1996 as has been achieved during the past two quarters. The Company expects to report substantial operating and net losses for the first quarter of 1996.

     There are a number of uncertainties relating to agreements with employees, the resolution of which could result in non-cash charges to future operating results of the Company. Shares granted or purchased at a discount under the ESIP will generally result in a charge equal to the fair value of shares granted and the discount for shares purchased at the time when such shares are earned. If the ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1997 to 2002 would be approximately $60 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at December 31, 1995. The charge for any year, however, could be substantially higher if the market price of the Common Stock exceeds the target price for such year ($11.00,

$12.10, $13.31, $14.64, $16.11 and $17.72 for the years 1997 to 2002).
Additionally, the allocation of approximately 1.1 million shares of Employee Preferred Stock issued to a trust for employees represented by ALPA pursuant to the '95 Reorganization will, when allocated to individual employees so represented, result in a charge equal to the fair market value of the shares on the dates allocated. Finally, the IAM has indicated that it does not agree with the Company's method of computing certain amounts owed to IAM represented employees relating to overtime "bonus" claims under the '92 Labor Agreements (as defined herein). The Company estimates its obligation to be approximately $26.3 million and the IAM has, while not specifying an amount, indicated they believe the amount owed is significantly greater. See Notes 11 and 14 to the Consolidated Financial Statements.

     Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. While numerous uncertainties concerning the level of revenues and expenses always exist, the nature of such uncertainties is constantly changing, and it is not possible to predict the potential impact of any of such uncertainties upon TWA's income from operations. Among the uncertainties that might adversely impact TWA's future earnings are: (i) competitive pricing initiatives; (ii) competitive flights added by competing airlines; (iii) changes in the cost of fuel; (iv) reduced levels of air passenger traffic resulting from war, threat of war, international terrorism and changes in the economy; (v) limitations on the ability of TWA to service certain airports as a result of certain noise abatement practices or regulations imposed on carriers operating at such airports; (vi) current and future regulatory requirements requiring additional capital expenditures with respect to, among other things, noise abatement; and (vii) the possible effect on the Company's yields of a discount ticket program entered into by the Company with an affiliate of Mr. Icahn in connection with the '95 Reorganization, referred to in "-- Liquidity and Capital Resources -- Liquidity."

     The airline industry is both cyclical and seasonal in nature. The demand for air transportation is closely related to general U.S. and worldwide economic conditions. The Company's operating results for any interim period are not necessarily indicative of those for the entire year due to seasonal fluctuations. The second and third quarter results have historically been more favorable for the Company due to increased leisure travel on both domestic and international routes during the spring and summer months.

     TWA believes that the Company's operating results were further impacted by the adverse publicity surrounding its financial condition and bankruptcy proceedings, in particular by the loss of higher-yield business traffic. Furthermore, the substantial increase in transatlantic service provided by other major U.S. carriers has resulted in a more competitive environment over many of the Company's international routes.

     On May 4, 1993, the bilateral air transport agreement between the U.S. and France lapsed. Any reduction in U.S. carrier access could have an adverse impact on TWA's transatlantic operations. Absent a bilateral agreement, the U.S. and France are operating on a system of comity and reciprocity. Under this regime, carriers are permitted to maintain historical levels of service, but few or no new services are permitted. Cessation of service to any authorized markets from France may cause such underlying authority to terminate.

     In September 1993, the U.S. and Germany signed an interim bilateral aviation agreement which in effect freezes capacity in Germany for a period of four years. On February 29, 1996, the U.S. and Germany announced agreement on a new, more liberal "open skies" bilateral aviation agreement. It is expected that the new agreement will come into effect during 1996. It is anticipated that this agreement may lead to additional competition on TWA's routes to Frankfurt.

     TWA's operating strategy contemplates a capacity increase in 1996 of approximately 7% as measured by total ASMs, through, among other things, the acquisition of four additional used Boeing 747s, 12 additional MD-80s/83s and three new Boeing 757s, an increase in seating density across TWA's fleet and more efficient use of existing equipment. This capacity increase is measured net of the capacity decrease resulting from aircraft retirements.

     TWA's passenger traffic data, for scheduled passengers only and excluding TWE, are shown in the table below for the indicated periods(1):

                                                                 1993       1994       1995
                                                                -------    -------    -------
NORTH AMERICA
Passenger revenues ($ millions)...............................  $ 1,996    $ 2,221    $ 2,292
Revenue passenger miles (millions)(2).........................   15,623     17,543     17,902
Available seat miles (millions)(3)............................   25,044     27,963     28,194
Passenger load factor (4).....................................     62.4%      62.7%      63.5%
Passenger yield (cents)(5)....................................    12.78c     12.66c     12.80c
Passenger revenue per available seat mile (cents)(6)..........     7.97c      7.94c      8.13c
INTERNATIONAL
Passenger revenues ($ millions)...............................  $   575    $   597    $   544
Revenue passenger miles (millions)(2).........................    7,041      7,363      7,000
Available seat miles (millions)(3)............................   10,634     11,228      9,719
Passenger load factor(4)......................................     66.2%      65.6%      72.1%
Passenger yield (cents)(5)....................................     8.17c      8.10c      7.78c
Passenger revenue per available seat mile (cents)(6)..........     5.41c      5.31c      5.60c
TOTAL SYSTEM
Passenger revenues ($ millions)...............................  $ 2,571    $ 2,818    $ 2,836
Revenue passenger miles (millions)(2).........................   22,664     24,906     24,902
Available seat miles (millions)(3)............................   35,678     39,191     37,905
Passenger load factor(4)......................................     63.5%      63.5%      65.7%
Passenger yield (cents)(5)....................................    11.35c     11.31c     11.39c
Passenger revenue per available seat mile (cents)(6)..........     7.21c      7.19c      7.48c
Operating cost per available seat mile (cents)(7).............     9.08c      8.45c      8.28c
Average daily utilization per aircraft (hours)(8).............     9.23       9.30       9.45
Aircraft in fleet being operated at end of period.............      186        185        188

- ---------------

(1) Excludes subsidiary companies.

(2) The number of scheduled miles flown by revenue passengers.

(3) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(4) Revenue passenger miles divided by available seat miles.

(5) Passenger revenue per revenue passenger mile.

(6) Passenger revenue divided by available seat miles.

(7) Operating expenses, excluding special charges, earned stock compensation and other nonrecurring charges, divided by available seat miles.

(8) The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995 AND EIGHT MONTHS ENDED AUGUST 31, 1995 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1994

     Total operating revenues of $1,098.5 million and $2,218.4 million for the four months ended December 31, 1995 and the eight months ended August 31, 1995, respectively, were, on a combined basis, $90.9 million (2.7%) less than 1994, primarily because of an $80.5 million decrease in other revenues. This decrease is primarily due to the sale of subsidiary companies in 1994 ($51.9 million), a decrease of $13.0 million in TWA Nippon, Inc. ("Nippon") revenues, and a $12.3 million decrease in TWA Getaway Vacations ("Getaway Vacations") revenue.

     During 1995, passenger revenue remained virtually unchanged from 1994, despite the adverse publicity generated by the '95 Reorganization, and in the four months since emerging from bankruptcy, passenger revenue increased by $48.3 million, a 5.5% improvement over the same period of 1994. System capacity as measured by ASMs was trimmed by 3.2% on a system-wide basis in 1995 versus 1994. International capacity decreased 13.7% due to the termination of flights to several international destinations, while domestic capacity increased slightly (1.1%). During 1995, system traffic volume, as measured by total RPMs, improved slightly (0.1%), the result of a decrease in international traffic by 5.1% and an increase in domestic traffic by 2.3%. TWA's yield per passenger mile for 1995 increased to 11.39 cents from 11.31 cents in 1994 (reflecting a domestic increase to 12.80 cents from 12.66 cents and an international decrease to 7.78 cents from 8.10 cents).

     Operating expenses of $1,088.0 million and $2,203.7 million for the four months ended December 31, 1995 and the eight months ended August 31, 1995, respectively, were, on a combined basis, $395.5 million (10.7%) less than the operating expenses of $3,687.2 million for 1994, representing a net change in the following expense groups.

     Employment costs, excluding non-cash stock compensation costs, for the four months ended December 31, 1995 and the eight months ended August 31, 1995 of $373.0 million and $755.7 million, respectively, were, on a combined basis, $164.8 million (12.7%) less than 1994. The reduction in employment costs reflect a full year of savings realized from the '94 Labor Agreements entered into in August 1994 as the average number of employees was reduced from approximately 25,200 in 1994 to approximately 22,900 in 1995. The four months ended December 31, 1995 included the favorable impacts of changes in estimates which reduced employee benefit costs by approximately $6.2 million. Additionally, 1994 employment costs included a non-recurring contractual benefit accrual of approximately $36.3 million.

     During 1995, the Company distributed shares of stock to employees as part of its financial restructuring which, together with certain other non-cash compensation charges, resulted in an aggregate charge of $58.0 million to operating expense. Additional non-cash compensation charges will be recorded in 1996 and 1997, a substantial portion of which will depend on the market price of the Common Stock at such times. For a further discussion of this charge and future charges related to non-cash compensation, see Notes 10 and 11 to Consolidated Financial Statements.

     Aircraft fuel and oil expense of $161.8 million for the four months ended December 31, 1995 and $296.8 million for the eight months ended August 31, 1995, reflected a combined decrease of $18.9 million from 1994. The combined effect of decreased fuel usage (5.6%), offset by a slight increase in the unit price (1.8%), resulted in a decrease of 4.0% in fuel costs for 1995. The average unit price of fuel was $0.57 per gallon in 1995 compared to $0.56 in 1994. Effective October 1, 1995, an exemption expired related to a federal fuel tax of 4.3 cents per gallon on commercial jet fuel purchased for use in domestic operations. This additional tax increased fuel costs by $7 million in the fourth quarter of 1995. See "Item 1. Business -- Aircraft Fuel".

     Passenger sales commission expense of $80.0 million in the four months ended December 31, 1995 and $186.0 million in the eight months ended August 31, 1995, respectively, together represent a decrease of $22.0 million (7.6%) from 1994. The decrease is primarily due to incentive commissions and a reduction in the commission rate on international tickets. The four months ended December 31, 1995 included the favorable impacts of changes in estimated commissions which reduced commission expense by approximately $6.7 million.

     Aircraft maintenance and repairs expense of $52.0 million and $95.7 million for the four-month and the eight-month periods of 1995, respectively, together represent a slight increase of $2.3 million (1.6%) over 1994.

     Depreciation and amortization decreased $21.6 million (11.8%) to the combined $55.2 million for the four months ended December 31, 1995 and the $106.5 million for the eight months ended August 31, 1995 from $183.3 million in 1994. The decrease is generally due to the normal decline in depreciation as property reaches the end of its estimated economic life, partially offset by an increase in the amortization of intangible assets arising from fresh start reporting on the '95 Effective Date and the sale (and simultaneous leaseback) of five Boeing 727 and two Boeing 747 aircraft in March 1995.

     Operating lease rentals were $96.4 million for the last four months of 1995 and $182.5 million for the first eight months of 1995, a combined increase of $17.6 million (6.7%) over 1994. The increase was principally due to the sale and simultaneous leaseback of five Boeing 727s and two Boeing 747s in March 1995 and the addition of three new MD-83 aircraft in late 1995. The increase was also due to the reclassification of the JFK International Terminal lease from capital to operating ($3.8 million).

     Passenger food and beverage expenses were $34.7 million and $68.1 million for the four months ended December 31, 1995 and the eight months ended August 31, 1995, respectively, a combined decrease of $18.0 million (14.9%) in 1995 compared to 1994. The decrease is primarily due to decreased international traffic and cost savings as a result of the closing of the JFK and Los Angeles dining units in the fourth quarter of 1994.

     Special charges of $1.7 million were recorded in the third quarter of 1995 related to the shut-down of TWE.

     All other operating expenses, excluding special charges, aggregated $232.7 million for the four months ended December 31, 1995 and $454.9 million for the eight months ended August 31, 1995, a combined decrease of $90.9 million (11.7%) compared to 1994. The decrease is primarily the result of the operating subsidiaries sold in 1994 ($34.6 million) and decreases in the operating costs of TWE ($14.2 million) and other subsidiaries ($27.3 million).

     Other charges (credits) were a net charge of $42.7 million for the last four months of 1995 and a net charge of $352.9 million for the first eight months of 1995 compared to a net charge of $153.4 million in 1994. This increase of $242.3 million was primarily due to a $242.2 million non-recurring charge related to the Company's restructuring. Additionally, interest expense declined by $26.2 million and investment income increased by $5.8 million. See also Note 15 to Consolidated Financial Statements.

     In future periods, the amortization or reorganization value in excess of amounts allocable to identifiable assets and certain other non-deductible items will likely result in the Company's effective tax rate for financial reporting periods exceeding statutory rates. See Note 4 to Consolidated Financial Statements.

     As a result of the above, the operating profit of $10.4 million for the four months ended December 31, 1995 and $14.6 million for the eight months ended August 31, 1995 reflected, on a combined basis, a $304.5 million improvement from the operating loss of $279.5 million in 1994. The net loss of $30.1 million for the last four months of 1995 and $197.3 million for the first eight months of 1995 was, on a combined basis, $208.4 million less than the net loss of $435.8 million in 1994.

RESULTS OF OPERATIONS FOR 1994 COMPARED TO THE TWO MONTHS ENDED DECEMBER 31, 1993 AND TEN MONTHS ENDED OCTOBER 31, 1993

     Total operating revenues of $3,407.7 million were $253.0 million greater than the combined total operating revenues of $520.8 million and $2,633.9 million for the two months ended December 31, 1993 and the ten months ended October 31, 1993, respectively. The increase was primarily reflected in TWA passenger revenues which were $246.4 million higher than in 1993, while revenue from Getaway Vacations increased $14.2 million, revenue from freight and mail increased $14.3 million and revenue from contract work decreased $15.5 million.

     Capacity and traffic were significantly higher in 1994 than in 1993 as TWA continued to rebuild capacity following the implementation of cost-saving measures in the fourth quarter of 1992 intended to streamline operations, including flight schedule reductions. System-wide capacity, measured in ASMs, increased by 9.9% as compared to 1993 (representing increases in domestic and international ASMs of 11.7% and 5.6% respectively). Passenger traffic volume carried by TWA in scheduled air transportation during 1994 increased 9.9% as compared to 1993 (representing increases in domestic and international RPMs of 12.3% and 4.6%, respectively). TWA's yield per passenger mile for 1994 decreased to 11.31 cents from 11.35 cents in 1993 (reflecting a domestic decrease to 12.66 cents from 12.78 cents and an international decrease to 8.10 cents from 8.17 cents).

     Operating expenses of $3,687.2 million in 1994 reflect an increase of $248.5 million (7.2%) over the combined operating expenses of $579.1 million and $2,859.7 million for the two months ended December 31, 1993 and the ten months ended October 31, 1993, respectively, representing a net change in the following expense groups.

     After excluding the $36.3 million contractual benefit accrual recorded in 1994, employment costs decreased $9.8 million from the combined employment costs recorded for the two months ended December 31, 1993 and the ten months ended October 31, 1993 of $219.0 million and $1,048.0 million, respectively, primarily due to a decrease in the number of employees on the payroll. The decrease in employees to 22,771 in December 1994 from 26,073 in December 1993 was not fully reflected in the 1994 costs since reductions generally took place late in the year.

     Aircraft fuel and oil expense decreased $18.7 million to $477.6 million in 1994 from a combined expense of $79.6 million for the two months ended December 31, 1993 and $416.7 million for the ten months ended October 31, 1993. The combined effect of increased fuel usage (5.0%) and a decrease in unit price (8.4%) resulted in a decrease of 3.8% in fuel cost for 1994. The average unit price of fuel was $0.56 per gallon in 1994 compared to $0.61 in 1993.

     Passenger sales commission expense of $288.0 million in 1994 was $27.9 million greater than the combined commission expense of $41.6 million in the two months ended December 31, 1993 and $218.5 million in the ten months ended October 31, 1993, respectively. Approximately $10.5 million of the increase can be attributed to an adjustment in the second quarter of 1993 to reduce previously established accruals for incentive commissions which TWA estimated would not be paid. The remaining increase is principally due to the increase in passenger revenue and commissionable sales.

     Aircraft maintenance materials and repairs expense increased $8.5 million to $145.3 million in 1994 from $25.6 million and $111.2 million for the two-month and ten-month periods of 1993, respectively. The increase for 1994 is primarily attributable to adjustments in 1993 for certain excess and repairable parts inventory which had previously been expended which were reestablished with a corresponding reduction to maintenance expense of approximately $24 million in 1993.

     Depreciation and amortization increased $16.7 million to $183.3 million in 1994 over the combined $30.2 million for the two months ended December 31, 1993 and the $136.4 million for the ten months ended October 31, 1993. The increase is attributable to the amortization of intangible assets established in fresh start accounting on the '93 Effective Date, aggregating approximately $42.5 million in 1994 and $7.2 million in the two months ended December 31, 1993, offset primarily by reduced depreciation and amortization of property and equipment arising from asset sales and reductions in the cost basis of various assets in fresh start accounting.

     Operating lease rentals increased $51.3 million to $261.4 million in 1994 versus $36.6 million for the last two months of 1993 and $173.5 million for the first ten months of 1993. Seventeen new aircraft were leased in 1994 while nine Boeing 727s and four L-1011s were returned to lessors.

     Passenger food and beverage expense increased $3.8 million in 1994 to $120.8 million from $18.7 million and $98.3 million for the two months ended December 31, 1993 and the ten months ended October 31, 1993, respectively. The 10% increase in traffic carried, partially offset by reduction in meal service offered, were the primary factors behind this net increase.

     All other operating expenses, excluding special charges, decreased $6.4 million in 1994 to $778.4 million from $127.8 million for the two months ended December 31, 1993 and $657.0 million for the ten months ended October 31, 1993. Special charges totaled $138.8 million in 1994. See Note 14 of the Notes to Consolidated Financial Statements.

     Other charges (credits) were a net charge of $153.4 million in 1994, a $13.4 million decrease over the combined charge of $29.9 million for the last two months of 1993 and a net charge of $136.9 million for the first ten months of 1993. This net favorable change of $13.4 million was the result of several items, including: (i) a nonoperating charge in 1993 of approximately $342.4 million reflecting the settlement of TWA's obligation under certain former TWA pension plans pursuant to the consummation of a settlement agreement among the Company, its principal labor unions, Mr. Icahn, the PBGC and other parties in connection with the '93 Reorganization;
(ii) an unfavorable net change of $268.1 million from 1993 primarily due to fresh start reporting adopted upon the effectiveness of the '93 Reorganization;
(iii) an unfavorable change in interest expense of $72.3 million, which reflects the interest costs for debt securities issued pursuant to the '93 Reorganization and the suspension of interest accruals on prepetition unsecured or undersecured debt in the ten months ended October 31, 1993; and (iv) a favorable net change of $11.4 million in all other charges and credits-net.

     The extraordinary loss of $2.0 million recorded in 1994 was the result of a prepayment premium on the retirement of debt related to the sale and leaseback of four MD-80 aircraft on March 31, 1994. The extraordinary gain recorded in the ten months ended October 31, 1993 included $172.9 million from the cancellation in January 1993 of TWA debt securities held by certain Icahn Entities pursuant to a settlement agreement among the Company, its principal labor unions, Mr. Icahn, the PBGC and other parties in connection with the '93 Reorganization and $902.6 million from the discharge of indebtedness pursuant to the consummation of the '93 Reorganization.

     As a result of the above, the operating loss of $279.5 million for 1994 was $4.5 million less than the operating loss for the combined periods of 1993. The net loss for 1994 was $435.8 million, as compared to net income of $623.8 million for the combined periods of 1993, which included $1,075.6 million in extraordinary gains related to the consummation of the '93 Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

  Liquidity

     The Company's consolidated cash and cash equivalents for the year ended December 31, 1995 increased by $165.5 million to $286.8 million (including approximately $28.0 million in cash and cash equivalents held in its international operations and by its subsidiaries which, based upon various foreign monetary regulations and other factors, might not be immediately available to the Company). The net increase was primarily due to the improvement in cash provided by operations which increased to $212.2 million in 1995, compared to $6.0 million in 1994. This improvement was attributable to improved operating performance and working capital management, including lease deferrals. Net cash used in investing activities was $18.9 million in 1995, compared to net cash provided by investing activities of $55.0 million in 1994. Proceeds from asset sales decreased to $9.3 million in 1995 from $76.2 million in 1994, while capital expenditures increased to $59.5 million from $44.9 million over the same periods. Cash used in financing activities decreased to $27.8 million in 1995 as compared to $110.1 million in 1994, principally as a result of the net proceeds from an equity rights offering (as further discussed below) and the proceeds of debt issued to finance, in part, the acquisition of an aircraft in the fourth quarter of 1995.

     Because of the seasonality of its business, payments on indebtedness and capital expenditures (including payments for hush-kits prior to reimbursement through financing anticipated but not yet consummated) and pre-delivery payments relating to the purchase of certain new Boeing 757 aircraft, the Company anticipates that by March 31, 1996, excluding the net proceeds from the sale of the 8% Preferred Stock received on March 22, 1996, its cash balance would have been reduced to a level significantly below that reported on December 31, 1995.

     In the fourth quarter of 1995, TWA received approximately $55.3 million in gross proceeds from the exercise at $4.1875 per share of 13,206,247 equity rights issued pursuant to the '95 Reorganization. The Company had previously entered into an agreement pursuant to which certain parties agreed to purchase any shares not subscribed for pursuant to the equity rights offering, and the Company paid a fee of approximately $3.4 million in September 1995 in connection therewith.

     Also pursuant to the '95 Reorganization, the Company issued an aggregate number of 600,000 ticket vouchers, each with a face value of $50.00, which may be used for up to 50% discount off the cost of a TWA airline ticket for transportation on TWA ("Ticket Vouchers"). Pursuant to certain agreements, the Company has agreed to repurchase approximately 236,000 of the Ticket Vouchers at an aggregate cost of $8.8 million. Payments in respect of these Ticket Vouchers were approximately $700,000 in 1995 and will be approximately $8.1 million in 1996.

     Concurrent with the Company's restructuring initiatives, the Company undertook aircraft lease payment deferrals to increase liquidity and improve the Company's financial condition. Gross deferrals of lease and conditional sale indebtedness payments aggregated approximately $91.0 million with a weighted average repayment period of approximately two years. The aircraft lease payment deferrals contemplated by the '95 Reorganization generally anticipated six month deferrals with various payback periods, extending in some instances over the remaining life of the lease, and in other cases over a specified period. Cash repayments of lease deferrals, including interest, were approximately $9.5 million in the fourth quarter of 1995 and are expected to approximate $22.4 and $8.3 million in 1996 and 1997, respectively.

     On June 14, 1995, the Company signed an agreement (the "Extension and Consent Agreement") with Karabu Corporation, a Delaware company controlled by Mr. Icahn ("Karabu"), to extend the term of the Icahn Loans from January 8, 1995 to January 8, 2001, to obtain the consent of Karabu and the Icahn Entities to certain modifications to certain promissory notes issued to the PBGC in connection with the '93 Reorganization (the "PBGC Notes") and to obtain agreement with the Icahn Entities to refrain from exercising the right to terminate certain pension plans, covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA on the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. On June 26, 1995, the Company made a $12.6 million interest payment on the Icahn Loans. At December 31, 1995, the outstanding balance of the Icahn Loans was approximately $188 million (excluding approximately $7.5 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and /or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

     On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans as contemplated by the Extension and Consent Agreement, TWA and Karabu entered into an eight-year Karabu Ticket Program Agreement (the "Ticket Agreement"). There are two categories of tickets under the Ticket Agreement: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

     Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. Considering the number of restrictions placed on Karabu's resale of tickets to the public, this agreement is intended to produce net incremental revenue to TWA. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell such tickets through travel agents. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. The Company has informed Karabu that if it does not cease sales through travel agents, the Company will enforce its rights under the Ticket Agreement by legal action. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered threatening to attempt to declare a default on the Icahn Loans on a variety of claims related to his various interpretations of the security documents related to such loans as well as with respect to alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. Mr. Icahn also alleged independent violations of the Icahn Loans, including, among under things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which TWA has retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value with a security trustee and requested the release of the liens on such aircraft. To date, the Trustee has not released such liens. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The last extension of such a standstill expired on March 20, 1996. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis Circuit Court. Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. The Company intends to press its claims vigorously and believes it has meritorious defenses to Mr. Icahn's claims. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the ticket agreement or directly on the Icahn loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company. The Company has instituted legal action against two travel agencies in St. Louis alleging that by selling TWA tickets purchased from Mr. Icahn such defendants have breached certain contractual obligations and duties as agents of TWA pursuant to the Airline Reporting Corporation agreements.

     Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

     The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1995, approximately $2.0 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes.

     The current blended interest rate on the PBGC Notes of 8.19% is subject to an increase in 1998, up to a rate as high as 9.4%, if the price of TWA's Common Stock does not exceed $12 per share for each of 30 consecutive trading days during the 24 month period commencing January 1, 1996 and ending on December 31, 1997.

     The Company elected to pay interest, due August 1, 1995 and February 1, 1996, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest aggregated approximately $10.4 and $10.2 million, respectively, and resulted in the issuance of approximately 1.9 million and 1.1 million shares of Common Stock on the respective dates. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, in shares of Common Stock. If not previously redeemed, other dividend payments due in 1996, for which the Company has not made an election, are on May 1, August 1 and November 1, in the amount of $3.3 million on each date which may be paid in Common Stock or cash.

  Capital Resources

     TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from the sale of assets.

Substantially all of TWA's strategic assets, including its owned aircraft, ground equipment, gates, slots and overhaul facilities, have been pledged to secure various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of applicable financing agreements, generally require payment of the indebtedness secured thereby, which indebtedness in many cases would likely exceed the immediately realizable value of such assets. TWA has relatively few non-strategic assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.

  Commitments

     TWA's capital expenditures for 1996 are currently anticipated to total approximately $120 million, including approximately $75 million for flight equipment related expenditures (e.g., progress payments for aircraft and the purchase of aircraft engines and parts). In February 1996, TWA executed definitive agreements providing for the lease of up to 10 new Boeing 757 aircraft from a major operating lessor to be delivered in 1996 and 1997 and the purchase of 10 new Boeing 757 aircraft from the manufacturer with deliveries to commence in February 1997. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional Boeing 757 aircraft from the manufacturer. The Company has secured financing commitments from engine and airframe manufacturers for approximately $420 million of the aggregate purchase price of the purchased aircraft. The purchase price for the aircraft and related spare parts and equipment is approximately $550 million. The leases with respect to the leased aircraft have an initial term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $51 million per annum over the lease terms after all 10 aircraft have been delivered.

     On December 29, 1995, the Company acquired a used Boeing 767-200 aircraft and concurrently arranged financing for the purchase thereof. The financing for this aircraft is approximately $22.0 million, which is repayable over five years at an interest rate of slightly more than 7% per annum.

     TWA's operating strategy contemplates the acquisition of four additional used Boeing 747s, 10 additional MD-80/83s and three new Boeing 757s during 1996. Agreements have not been signed with respect to all of the Boeing 747 and MD80/83 aircraft, and market conditions could cause the Company to modify its current plans.

     TWA has purchase agreements (collectively, the "AVSA Agreement") for the purchase of 10 A330 aircraft with AVSA, S.A.R.L. ("AVSA"), a subsidiary of Airbus Industries, C.I.E., and has options to acquire an additional 10 aircraft. The current delivery schedule calls for the ten firm aircraft to be delivered during the period from April 1999 to September 2000. Additionally, delivery dates for the option aircraft have been rescheduled to commence in December 1999 and extend through April 2001, subject to TWA's exercise thereof. In connection with the AVSA Agreement, TWA is required to issue promissory notes to AVSA in the aggregate principal amount of approximately $4.3 million in the months of April, May, June, July and September of 1996. The Company intends to seek to negotiate a deferral of this obligation which has previously been deferred twice. However, there can be no assurance that any such deferral will be granted.

     TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement. In the event of cancellation of the AVSA Agreement, prepayments amounting to approximately $14 million would be subject to forfeiture.

     TWA has also entered into agreements (collectively, the "Equipment Agreement") with Rolls-Royce plc ("Rolls Royce") relating to the purchase of Rolls Royce engines, modules, and spare parts at the time of the purchase of, and to support, the A330 aircraft described above. In the event of cancellation of the Equipment Agreement, pre-delivery payments amounting to approximately $3.9 million made by TWA with respect to the Equipment Agreement would be subject to forfeiture.

     During 1995 the Company returned one Lockheed L-1011 and one Boeing 727 to their respective lessors upon termination of the leases. The Company plans to retire six additional L-1011s during 1996, one of which was returned to the lessor in February 1996, and to return five Boeing 727s to their respective lessors upon lease terminations during 1996.

     The Noise Act provides, with certain exceptions, that no person may operate large civilian turbo-jet aircraft in the U.S. after December 31, 1999 that do not comply with Stage 3 noise levels. Stage 3 is an FAA designation for the quietest commercial jet aircraft. TWA has elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase out/retrofit option, which will require that 50% of its base level (December
1990) Stage 2 fleet be phased out/retrofitted by the end of 1996, 75% by the end of 1998 and 100% by the end of 1999. To comply with the 1996 requirement, the Company plans to retrofit, by means of engine hush-kits, 28 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to approximate $49 million. The Company is exploring various financing options to fund the majority of such expenditure, including an extension of the current leases at increased rental rates to finance the expenditure. As of March 22, 1996, the Company has purchased five hush-kits amounting to $8.1 million with internal funds.

     The Company's management currently estimates that it will generate sufficient resources to fund its operations and meet its debt obligations during 1996. While the Company is seeking financing for certain of its planned capital expenditures, a substantial portion of such expenditures are expected to utilize internally generated funds.

  Certain Other Capital Requirements

     Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

     TWA cannot predict whether or to what extent any change in its planned capital expenditures may adversely affect its future ability to operate or its financial condition. In addition, while it has recently acquired a number of additional aircraft, if TWA were to acquire further additional aircraft, as it currently plans to do, it cannot predict how any such acquisitions, together with the related obligations to make rental payments or repay any indebtedness incurred in connection therewith, ultimately may affect its profitability and relative market share.

  Availability of NOLs

     The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $167.0 million at December 31, 1995, which expire in 2008 through 2010 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. As a result of such a change in ownership caused by the '95 Reorganization, utilization of the Company's NOLs will, depending upon certain elections to be made by the Company, be either substantially restricted (to approximately $12 million per year) or reduced (by approximately $45 million) in future periods. Any future ownership change may result in the imposition of a significantly lower annual limitation on the Company's utilization of NOLs and extend the period over which any benefits are realized therefrom. Moreover, if the Company elects to reduce its NOLs rather than to apply the $12 million annual limitation described above, and if another ownership change were to occur during the two-year period following the '95 Reorganization, the annual limitation on the Company's utilization of its existing NOLs would be reduced to zero. The Company believes that no ownership change will occur as a result of the Offering. There can be no assurance, however, that the Offering will not be a contributing factor to an ownership change or that an unrelated ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), will require pro forma disclosures in 1996 of net income and earnings per share as if a new method based on the estimated fair value of employee stock options had been adopted. The Company has not decided if the optional accounting treatment proposed by SFAS No. 123 will be adopted.

FORWARD-LOOKING STATEMENTS

     Certain statements made above relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and in the documents filed by the Company from time to time with the Commission, including registration statements filed under the Securities Act.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements, which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained under the caption "Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Schedules. See Index to Financial Statements and Schedules, which appears on page F-1 hereof.

     Reports on Form 8-K.  The following reports on Form 8-K have been filed:

     (1) A Form 8-K was filed on December 29, 1995. This filing reports the Company's adoption of a Stockholder Rights Plan.

     (2) A Form 8-K was filed on March 20, 1996. This filing reports the Company's offering of the 8% Preferred Stock.

     (3) A Form 8-K was filed on March 21, 1996. This filing reports the Company's litigation with Mr. Icahn.

     Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        NO.
                                                                                        ----
FINANCIAL STATEMENTS:
Independent Auditors' Report..........................................................   F-2
Statements of Consolidated Operations for the Four Months Ended December 31, 1995, the
  Eight Months Ended August 31, 1995, the Year Ended December 31, 1994, the Two Months
  Ended December 31, 1993 and the Ten Months Ended October 31, 1993...................   F-3
Consolidated Balance Sheets, December 31, 1995 and 1994...............................   F-4
Statements of Consolidated Cash Flows for the Four Months Ended December 31, 1995, the
  Eight Months Ended August 31, 1995, the Year Ended December 31, 1994, the Two Months
  Ended December 31, 1993 and the Ten Months Ended October 31, 1993...................   F-6
Consolidated Statements of Shareholders' Equity (Deficiency) for the Four Months Ended
  December 31, 1995, the Eight Months Ended August 31, 1995, the Year Ended December
  31, 1994, the Two Months Ended December 31, 1993 and the Ten Months Ended
  October 31, 1993....................................................................   F-8
Notes to Consolidated Financial Statements............................................   F-9
SCHEDULE:
II Valuation and Qualifying Accounts..................................................   S-1

                               SCHEDULES OMITTED

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trans World Airlines, Inc.

     We have audited the accompanying consolidated balance sheets of Trans World Airlines, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated operations, cash flows and shareholders' equity (deficiency) for the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Airlines, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh start reporting as of September 1, 1995 and November 1, 1993 and, therefore, are not comparable in all respects to the consolidated financial statements for periods prior to such dates.

                                          KPMG PEAT MARWICK LLP

Kansas City, Missouri
March 6, 1996

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
 FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995, THE EIGHT MONTHS ENDED AUGUST 31,
                                     1995,
   THE YEAR ENDED DECEMBER 31, 1994, THE TWO MONTHS ENDED DECEMBER 31, 1993,
                   AND THE TEN MONTHS ENDED OCTOBER 31, 1993
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                               PRIOR
                                                                                                             PREDECESSOR
                                                 REORGANIZED                                                  COMPANY
                                                   COMPANY                 PREDECESSOR COMPANY               ----------
                                                 ------------   ------------------------------------------   TEN MONTHS
                                                 FOUR MONTHS    EIGHT MONTHS       YEAR        TWO MONTHS      ENDED
                                                    ENDED          ENDED          ENDED          ENDED        OCTOBER
                                                 DECEMBER 31,    AUGUST 31,    DECEMBER 31,   DECEMBER 31,      31,
                                                     1995           1995           1994           1993          1993
                                                 ------------   ------------   ------------   ------------   ----------
Operating Revenues:
  Passenger....................................   $  943,077     $1,929,166     $2,875,851      $440,174     $2,193,567
  Freight and mail.............................       48,384         94,784        149,932        26,264        109,360
  All other....................................      107,013        194,405        381,919        54,383        331,010
                                                 ------------   ------------   ------------   ------------   ----------
        Total..................................    1,098,474      2,218,355      3,407,702       520,821      2,633,937
                                                 ------------   ------------   ------------   ------------   ----------
Operating Expenses:
  Salaries, wages and benefits.................      373,041        755,708      1,293,570       219,007      1,048,021
  Earned stock compensation (Note 11)..........        2,192         55,767             --            --             --
  Aircraft fuel and oil........................      161,799        296,833        477,555        79,581        416,717
  Passenger sales commissions..................       80,045        185,981        288,000        41,609        218,492
  Aircraft maintenance materials and repair....       51,998         95,657        145,321        25,633        111,204
  Depreciation and amortization................       55,168        106,474        183,283        30,201        136,379
  Operating lease rentals......................       96,393        182,548        261,365        36,593        173,462
  Passenger food and beverages.................       34,676         68,137        120,804        18,634         98,374
  Special charges (Note 14)....................           --          1,730        138,849            --             --
  All other....................................      232,716        454,878        778,449       127,814        657,017
                                                 ------------   ------------   ------------   ------------   ----------
        Total..................................    1,088,028      2,203,713      3,687,196       579,072      2,859,666
                                                 ------------   ------------   ------------   ------------   ----------
Operating Income (Loss)........................       10,446         14,642       (279,494)      (58,251)      (225,729)
                                                 ------------   ------------   ------------   ------------   ----------
Other Charges (Credits):
  Interest expense (contractual interest of
    $141,967 for the eight months ended August
    31, 1995 and $224,935 for the ten months
    ended October 31, 1993)....................       45,917        123,247        195,352        31,204         91,877
  Interest and investment income (Note 15).....       (7,484)       (10,366)       (12,058)       (2,274)       (16,136)
  Disposition of assets, gains and
    losses -- net
    (Note 13)..................................       (3,330)           206         (1,072)          348          2,617
  Reorganization items (Note 17)...............           --        242,243             --            --       (268,110)
  Pension settlement expense (Note 5)..........           --             --             --            --        342,405
  Other charges and credits -- net (Note 15)...        7,611         (2,379)       (28,847)          611        (15,762)
                                                 ------------   ------------   ------------   ------------   ----------
        Total..................................       42,714        352,951        153,375        29,889        136,891
                                                 ------------   ------------   ------------   ------------   ----------
Loss Before Income Taxes and Extraordinary
  Items........................................      (32,268)      (338,309)      (432,869)      (88,140)      (362,620)
Provision (Credit) For Income Taxes (Note 4)...        1,370            (96)           960          (248)         1,312
                                                 ------------   ------------   ------------   ------------   ----------
Loss Before Extraordinary Items................      (33,638)      (338,213)      (433,829)      (87,892)      (363,932)
Extraordinary Items, net of income taxes (Note
  12)..........................................        3,500        140,898         (2,005)           --      1,075,581
                                                 ------------   ------------   ------------   ------------   ----------
Net Income (Loss)..............................      (30,138)      (197,315)      (435,834)      (87,892)     $ 711,649
                                                                                                             ===========
Preferred Stock Dividend Requirements..........        4,751         11,554         15,000         2,425
                                                 ------------   ------------   ------------   ------------
Loss Applicable to Common Shares...............   $  (34,889)    $ (208,869)    $ (450,834)     $(90,317)
                                                 ============   ============   ============   ============
Per Share Amounts:
  Loss Before Extraordinary Item...............   $    (1.15)
  Extraordinary Item...........................          .10
                                                 ------------
  Net Loss.....................................   $    (1.05)
                                                 ============

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                        REORGANIZED   PREDECESSOR
                                                                          COMPANY       COMPANY
                                                                        -----------   -----------
                                                                           1995          1994
                                                                        -----------   -----------
                                             ASSETS
Current Assets:
  Cash and cash equivalents...........................................  $   286,793   $   121,306
  Receivables, less allowance for doubtful accounts, $13,517 in 1995
     and $14,832 in 1994 (Note 7).....................................      226,451       240,804
  Spare parts, materials and supplies, less allowance for
     obsolescence, $2,201 in 1995 and $20,928 in 1994 (Note 7)........      143,374       156,662
  Prepaid expenses and other..........................................       54,358        48,768
                                                                        -----------   -----------
          Total.......................................................      710,976       567,540
                                                                        -----------   -----------
Property (Notes 7, 8 and 16):
  Property owned, at cost:
     Flight equipment.................................................      298,093       399,924
     Land, buildings and improvements.................................       54,054        74,383
     Other property and equipment.....................................       37,543        48,540
                                                                        -----------   -----------
          Total owned property........................................      389,690       522,847
     Less accumulated depreciation....................................       11,457        95,696
                                                                        -----------   -----------
          Property owned -- net.......................................      378,233       427,151
                                                                        -----------   -----------
  Property held under capital leases, at capitalized value:
     Flight equipment.................................................      172,812       206,652
     Land, buildings and improvements.................................       54,761        96,169
     Other property and equipment.....................................        6,862        10,784
                                                                        -----------   -----------
          Total property held under capital leases....................      234,435       313,605
     Less accumulated amortization....................................       12,602        47,711
                                                                        -----------   -----------
          Property held under capital leases -- net...................      221,833       265,894
                                                                        -----------   -----------
          Total property -- net.......................................      600,066       693,045
                                                                        -----------   -----------
Investments and Other Assets:
  Investments in affiliated companies (Note 3)........................       98,156       107,986
  Other investments and receivables (Note 8)..........................      144,421       180,340
  Routes, gates and slots -- net......................................      450,916       762,174
  Reorganization value in excess of amounts allocable to identifiable
     assets -- net....................................................      825,079       159,485
  Prepayments, deferred charges and other assets......................       21,050        24,640
                                                                        -----------   -----------
          Total.......................................................    1,539,622     1,234,625
                                                                        -----------   -----------
Total.................................................................  $ 2,850,664   $ 2,495,210
                                                                          =========     =========

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                                        REORGANIZED   PREDECESSOR
                                                                          COMPANY       COMPANY
                                                                        -----------   -----------
                                                                           1995          1994
                                                                        -----------   -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
  Current maturities of long-term debt (Note 7).......................  $    67,566   $ 1,102,146
  Current obligations under capital leases (Note 8)...................       42,835        47,593
  Advance ticket sales................................................      209,936       172,044
  Accounts payable, principally trade.................................      121,667       114,638
  Accounts payable to affiliated companies (Note 3)...................        6,104         5,915
  Accrued expenses:
     Employee compensation and vacations earned.......................      101,637       109,715
     Contributions to retirement and pension trusts (Note 5)..........       17,716        20,718
     Interest on debt and capital leases..............................       44,710        68,717
     Taxes............................................................       16,995        16,968
     Other accrued expenses...........................................      193,380       188,543
                                                                        -----------   -----------
          Total.......................................................      822,546     1,846,997
                                                                        -----------   -----------
Long-Term Liabilities and Deferred Credits:
  Long-term debt, less current maturities (Note 7)....................      764,031            --
  Obligations under capital leases, less current obligations (Note
     8)...............................................................      259,630       339,895
  Postretirement benefits, other than pensions (Note 5)...............      461,346       489,216
  Noncurrent pension liabilities (Note 5).............................       21,253        30,059
  Other noncurrent liabilities and deferred credits...................      157,573       206,519
                                                                        -----------   -----------
          Total.......................................................    1,663,833     1,065,689
                                                                        -----------   -----------
Mandatorily Redeemable 12% Preferred Stock, (aggregate liquidation
  preference of $111,179) (Note 9)....................................       61,430            --
                                                                        -----------   -----------
Commitments and Contingent Liabilities
     (Notes 1, 2, 5, 6, 7, 8, 9, 10, 11, 14 and 16)
Shareholders' Equity (Deficiency):
  Employee Preferred Stock, $0.01 liquidation preference; special
     voting rights; 5,277 shares issued and outstanding in 1995.......           53            --
  Common Stock, $0.01 par value; 35,129 shares issued and outstanding
     in 1995..........................................................          351            --
  Cumulative Preferred Stock, $0.01 par value; limited voting; 12,500
     shares issued and outstanding in 1994............................           --           125
  Common Stock, $0.01 par value; 20,000 shares authorized, issued and
     outstanding in 1994..............................................           --           200
  Additional paid-in capital..........................................      332,589       105,925
  Accumulated deficit.................................................      (30,138)     (523,726)
                                                                        -----------   -----------
          Total.......................................................      302,855      (417,476)
                                                                        -----------   -----------
Total.................................................................  $ 2,850,664   $ 2,495,210
                                                                          =========     =========

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
 FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995, THE EIGHT MONTHS ENDED AUGUST 31,
                                     1995,
   THE YEAR ENDED DECEMBER 31, 1994, THE TWO MONTHS ENDED DECEMBER 31, 1993,
                   AND THE TEN MONTHS ENDED OCTOBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                                                                                                       PRIOR
                                                          REORGANIZED              PREDECESSOR COMPANY              PREDECESSOR
                                                            COMPANY      ----------------------------------------     COMPANY
                                                          ------------     EIGHT                                    -----------
                                                          FOUR MONTHS      MONTHS                     TWO MONTHS    TEN MONTHS
                                                             ENDED         ENDED       YEAR ENDED       ENDED          ENDED
                                                          DECEMBER 31,   AUGUST 31,   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                                              1995          1995          1994           1993          1993
                                                          ------------   ----------   ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)......................................   $(30,138)    $ (197,315)   $ (435,834)     $(87,892)    $   711,649
  Adjustments to reconcile to net cash provided (used) by
    operating activities:
    Amounts provided for claims related to the settlement
      of litigation and other matters (Note 15)..........         --             --            --            --          15,000
    Depreciation and amortization........................     55,168        106,474       183,283        30,201         136,379
    Amortization of discount and expense on debt.........      3,063         12,472        18,571         2,453             208
    Interest paid in common stock........................     11,587             --            --            --              --
    Equity in undistributed earnings of affiliates not
      consolidated.......................................     12,169         (2,339)        5,517         2,527          (6,470)
    Non-cash special charges.............................         --             --       119,829            --              --
    Reorganization items.................................         --        242,243            --            --        (294,360)
    Gain on cancellation of debt.........................     (3,500)      (140,898)           --            --      (1,075,581)
    Pension settlement expense...........................         --             --            --            --         342,405
    Employee earned stock compensation...................      2,192         55,767            --            --              --
    (Gains) and losses -- net, on disposition of fixed,
      intangible and noncurrent investment assets........     (3,330)           206        (1,072)          348           2,617
    Change in assets and liabilities, exclusive of
      investing and financing activity transactions:
      Decrease (Increase) in:
        Receivables......................................     69,121        (62,094)       37,628        71,997         (55,234)
        Inventories......................................        510          5,866         1,259         1,817         (16,119)
        Other current assets.............................      6,589         (2,505)          (67)       11,197         (23,618)
        Other noncurrent assets and deferred charges.....     (1,991)         3,163        (3,049)       (5,500)         (2,450)
      Increase (Decrease) in:
        Accounts payable and accrued expenses............    (40,047)       105,084        48,587        20,245          97,793
        Advance ticket sales.............................    (43,706)        81,598       (33,890)      (35,709)         90,422
        Other noncurrent liabilities and deferred
          credits........................................     (5,559)       (27,667)       65,182       (28,500)         36,929
                                                          ------------   ----------   ------------   ------------   -----------
          Net cash provided (used).......................     32,128        180,055         5,944       (16,816)        (40,430)
                                                          ------------   ----------   ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposition of fixed and/or intangible
    assets and sales of subsidiaries.....................      7,069          2,221        76,240         9,847           2,400
  Capital expenditures...................................    (42,973)       (16,554)      (44,897)      (10,407)        (30,218)
  Refund of certain prepaid deposits.....................         --             --            --         8,859              --
  Net decrease in noncurrent investments and receivables
    other than sales included in proceeds above..........     16,397         14,926        23,733        20,193          19,675
  Proceeds from sale of and payments received on note
    receivable...........................................         --             --            --            --         124,733
                                                          ------------   ----------   ------------   ------------   -----------
        Net cash provided (used).........................    (19,507)           593        55,076        28,492         116,590
                                                          ------------   ----------   ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in short-term notes payable...................         --             --            --            --         (75,000)
  Proceeds from long-term debt issued....................     22,100             --         6,213           439         209,931
  Principal payments on long-term debt and capital lease
    obligations..........................................    (39,654)       (62,158)     (116,331)      (15,838)       (161,991)
  Net proceeds from exercise of equity rights, warrants
    and options..........................................     51,930             --            --            --              --
  Proceeds from sale and leaseback of certain aircraft
    and properties.......................................         --             --            --        58,072          24,566
                                                          ------------   ----------   ------------   ------------   -----------
        Net cash provided (used).........................     34,376        (62,158)     (110,118)       42,673          (2,494)
                                                          ------------   ----------   ------------   ------------   -----------
Net increase (decrease) in cash and cash equivalents.....     46,997        118,490       (49,098)       54,349          73,666
Balance at beginning of period...........................    239,796        121,306       170,404       116,055          42,389
                                                          ------------   ----------   ------------   ------------   -----------
Cash and cash equivalents at end of period...............   $286,793     $  239,796    $  121,306      $170,404     $   116,055
                                                          ==========      =========    ==========    ==========      ==========

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
 FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995, THE EIGHT MONTHS ENDED AUGUST 31,
                                     1995,
   THE YEAR ENDED DECEMBER 31, 1994, THE TWO MONTHS ENDED DECEMBER 31, 1993,
                   AND THE TEN MONTHS ENDED OCTOBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                     PRIOR
                                      REORGANIZED                                                 PREDECESSOR
                                        COMPANY                 PREDECESSOR COMPANY                 COMPANY
                                      ------------   ------------------------------------------   -----------
                                      FOUR MONTHS    EIGHT MONTHS       YEAR        TWO MONTHS    TEN MONTHS
                                         ENDED          ENDED          ENDED          ENDED          ENDED
                                      DECEMBER 31,    AUGUST 31,    DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                          1995           1995           1994           1993          1993
                                      ------------   ------------   ------------   ------------   -----------
CASH PAID DURING THE PERIOD FOR:
  Interest..........................    $ 27,318       $ 55,878       $110,287       $ 13,727       $46,075
                                      ==========     ==========     ==========     ==========      ========
  Income taxes......................    $      7       $     39       $     24       $      1             3
                                      ==========     ==========     ==========     ==========      ========
INFORMATION ABOUT NONCASH OPERATING,
  INVESTING AND FINANCING
  ACTIVITIES:
  Property acquired and obligations
     recorded under new capital
     lease transactions except
     sale/leaseback transactions
     included in Cash Flows from
     Financing Activities...........    $     --       $ 12,690       $  7,000       $    738       $   693
                                      ==========     ==========     ==========     ==========      ========

ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
 FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995, THE EIGHT MONTHS ENDED AUGUST 31,
                                     1995,
  THE YEAR ENDED DECEMBER 31, 1994, THE TWO MONTHS ENDED DECEMBER 31, 1993 AND
                     THE TEN MONTHS ENDED OCTOBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                       PREFERRED                          ADDITIONAL                    ADJUSTMENT
                                          AND                EMPLOYEE      PAID-IN                      FOR MINIMUM
                                       PREFERENCE   COMMON   PREFERRED     CAPITAL      ACCUMULATED       PENSION
                                         STOCKS     STOCK      STOCK     (DEFICIENCY)     DEFICIT        LIABILITY       TOTAL
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
PRIOR PREDECESSOR COMPANY:
Balance December 31, 1992............  $  255,735    $259      $  --       $(75,922)    $(1,060,900)     $(268,905)   $(1,149,733)
Eliminate adjustment for minimum
  pension liability and reflect
  cancellation of $14 Preferred Stock
  in connection with pension
  settlement in 1993 (Note 5)........    (151,735)     --         --             --         151,735        268,905        268,905
Net income for the ten months ended
  October 31, 1993...................          --      --         --             --         711,649             --        711,649
Eliminate Prior Predecessor equity
  accounts in connection with fresh
  start reporting....................    (104,000)   (259)        --         75,922          28,337             --             --
Record excess of reorganization value
  over identifiable assets...........          --      --         --             --         169,179             --        169,179
Issuance of common stock and
  preferred stock pursuant to '93
  Reorganization.....................         125     200         --        105,925              --             --        106,250
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
Balance, November 1, 1993............         125     200         --        105,925              --             --        106,250
PREDECESSOR COMPANY:
Net loss for the two months ended
  December 31, 1993..................          --      --         --             --         (87,892)            --        (87,892)
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
Balance, December 31, 1993...........         125     200         --        105,925         (87,892)            --         18,358
Net loss for 1994....................          --      --         --             --        (435,834)            --       (435,834)
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
Balance, December 31, 1994...........         125     200         --        105,925        (523,726)            --       (417,476)
Net loss for the eight months ended
  August 31, 1995....................          --      --         --             --        (197,315)            --       (197,315)
Eliminate Predecessor equity accounts
  in connection with fresh start
  reporting..........................        (125)   (200)        --       (105,925)         35,817             --        (70,433)
Record additional excess of
  reorganization value over
  identifiable assets................          --      --         --             --         685,224             --        685,224
Issuance of Common Stock and Employee
  Preferred Stock pursuant to '95
  Reorganization.....................          --     172         53        269,775              --             --        270,000
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
Balance, August 31, 1995.............          --     172         53        269,775              --             --        270,000
REORGANIZED COMPANY:
Equity rights exercised..............          --     132         --         51,727              --             --         51,859
Interest paid on 12% Notes in Common
  Stock..............................          --      19         --         11,568              --             --         11,587
Options and warrants exercised.......          --      28         --             43              --             --             71
Earned Stock Compensation............          --      --         --          2,046              --             --          2,046
Amortization of the excess of
  redemption value over carrying
  value of Mandatorily Redeemable 12%
  Preferred Stock....................          --      --         --         (2,570)             --             --         (2,570)
Net loss for the four months ended
  December 31, 1995..................          --      --         --             --         (30,138)            --        (30,138)
                                       ----------   ------   ---------   ------------   -----------     -----------   -----------
Balance, December 31, 1995...........  $       --    $351      $  53       $332,589     $   (30,138)     $      --    $   302,855
                                        =========   =======  =======     ==========      ==========     ==========     ==========

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows, and results of operations are as follows:

     (a) Description of Business: Trans World Airlines, Inc. ("TWA" or the "Company") is one of the major airlines in the United States serving many of the principal domestic and transatlantic destinations. TWA's principal domestic routes include service to and from its St. Louis and New York-JFK hubs and between other cities in the U.S., both nonstop and through St. Louis. TWA's domestic routes also provide connections with its international service to and from U.S. cities and certain major cities in Europe and the Middle East (see
Note 19).

     The airline industry is highly competitive and the factors affecting competition are subject to rapid change. Many of the Company's competitors are larger and have significantly greater financial resources. In addition, several carriers have introduced or have announced plans to introduce low-cost, short-haul service, which may result in increased competition to the Company. Internationally, TWA competes in several "limited entry" markets in which, as a result of governmental regulations and agreements with foreign governments, TWA has traditionally competed with a limited number of carriers. No assurance can be given that TWA will continue to have the advantage of all of the "limited entry" markets in which it currently operates or that it will not face substantial additional competition.

     The airline industry has experienced substantial volatility in profitability in recent years as a result of, among other factors, general economic conditions, competitive pricing initiatives, the overall level of capacity operated in the industry and fuel prices. While the financial restructuring completed by TWA in 1995 and actions taken by management have improved the liquidity position and the recent operating results of the Company, TWA continues to be highly leveraged and has and will continue to have significant debt service obligations. TWA presently has no unused credit lines and substantially all of TWA's strategic assets have been pledged to secure indebtedness of the Company.

     (b) Fresh Start Reporting: Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which TWA adopted effective January 31, 1992 and June 30, 1995. The emergence from the 1993 Chapter 11 proceeding (the " '93 Reorganization") on November 3, 1993 (the " '93 Effective Date") and from the 1995 Chapter 11 proceeding (the " '95 Reorganization") on August 23, 1995 (the " '95 Effective Date"), resulted in the creation of new reporting entities without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values (also see Note 17-Fresh Start Reporting). Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to reorganization.

     For periods during the Chapter 11 proceedings, prepetition liabilities which were unsecured or estimated to be undersecured were classified as "Liabilities Subject to Compromise in the Chapter 11 Reorganization Proceedings." The accrual of interest on such liabilities was discontinued for the period from January 31, 1992 to the '93 Effective Date in the case of the '93 Reorganization, and from June 30, 1995 to the '95 Effective Date in the case of the '95 Reorganization.

     (c) Consolidation: The consolidated financial statements include the accounts of TWA and its subsidiaries. All significant inter-company transactions have been eliminated. The results of Worldspan, L.P. ("Worldspan"), a 25% owned affiliate are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits). Certain amounts previously reported have been reclassified to conform with revised classifications.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     (d) Property and Depreciation: Property and equipment owned are depreciated to residual values over their estimated useful service lives on the straight-line method. Property held under capital leases is amortized on the straight-line method over its estimated useful life, limited generally by the lease period. Estimated remaining useful service lives and residual values are reviewed periodically for reasonableness and any necessary change is effected at the beginning of the accounting period in which the revision is adopted. In connection with the application of fresh start reporting, no significant changes in the estimated useful lives of assets have been made.

     Estimated useful service lives in effect for the purpose of computing the provision for depreciation, were:

     Flight equipment (aircraft and engines, including related spares) -- 16 to
     25 years, varying by aircraft   fleet type
     Buildings -- 20 to 50 years
     Other equipment -- 3 to 20 years
     Leasehold improvements -- Estimated useful life limited by the lease period

     Maintenance and repairs, including periodic aircraft overhauls, are expensed in the year incurred; major renewals and betterments of equipment and facilities are capitalized and depreciated over the remaining life of the asset.

     (e) Intangible Assets: Route authorities are amortized on a straight line basis over 30 years (1), gates over the term of the related leases and slots over 20 years. Routes, gates and slots consist of the following amounts at December 31 (amounts in thousands):

                                                                         1995       1994
                                                                       --------   --------
    Routes...........................................................  $276,000   $548,976
    Gates............................................................    86,649    141,310
    Slots............................................................    95,800    110,065
                                                                       --------   --------
                                                                        458,449    800,351
    Accumulated Amortization.........................................     7,533     38,177
                                                                       --------   --------
                                                                       $450,916   $762,174
                                                                       ========   ========

- ---------------

     (1) Prior to January 1, 1995, the Company utilized an estimated useful life for route authorities of 40 years (also see Note 14 -- Special Charges and Other Nonrecurring Items).

     The reorganization value in excess of amounts allocable to identifiable assets is being amortized over a 20 year period on the straight-line method. Accumulated amortization at December 31, 1995 and 1994 was $13,984,000 and $9,693,000, respectively.

     When facts and circumstances suggest that intangible and other long-term assets may be impaired, the Company evaluates their recoverability based upon estimated undiscounted future cash flows over the remaining estimated useful lives. The amount of impairment, if any, is measured based on projected discounted future operating cash flows.

     (f) Foreign Exchange: Foreign currency and amounts receivable and payable in foreign currencies are translated into U.S. dollars at current exchange rates on the date of the financial statements. Revenue and expense transactions are translated at average rates of exchange in a manner that produces approximately the same dollar amounts that would have resulted had the underlying transactions been translated into dollars on the dates they occurred. Exchange gains and losses are included in net income for the period in which the exchange rate changes.

     (g) Inventories: Inventories, valued at standard cost, which approximates actual average unit cost, consist primarily of expendable spare parts used for the maintenance and repair of flight equipment, plus

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES aircraft fuel and other operating supplies. A provision for obsolescence of spare parts is accrued at annual rates which will provide an allowance such that the unused inventory, at the retirement date of the related aircraft fleet, is reflected at the lower of cost or estimated net realizable value. In the ten months ended October 31, 1993, TWA increased the carrying value of certain excess and repairable spare parts, which had been previously expensed in expectation that such inventories would not be utilized in operations, to reflect management's revised estimates as to utilization. The adjustments resulted in a reduction of maintenance expense of approximately $24 million.

     (h) Passenger Revenue Recognition: Passenger ticket sales are recognized as revenue when the transportation service is rendered. At the time of sale a current liability for advance ticket sales is established and subsequently is eliminated either through carriage of the passenger by TWA, through billing from another carrier that renders the service, or by refund to the passenger.

     Under TWA's "Frequent Flight Bonus Program" ("FFB"), frequent travelers may accumulate certain defined unit mileage credits which entitle them to a choice of various awards, including certain free air transportation on TWA at a future date. When the free travel award level is achieved by a frequent traveler, a liability is accrued and TWA's operating expense is charged for the estimated incremental cost which will be incurred by TWA upon the future redemption of the free travel awarded.

     Pursuant to the 1995 Restructuring, TWA issued 600,000 ticket vouchers, each having a face value of $50, which may be used for a discount of up to 50% off the cost of a ticket for transportation on TWA. TWA has entered into agreements, as amended, to purchase for cash from third parties ticket vouchers acquired by such third parties. Pursuant to these agreements, TWA expects to pay $8.1 million in cash in 1996. The ticket vouchers were initially recorded as a liability at their estimated fair value, approximately $26.2 million. The liability will be relieved in future periods as vouchers are redeemed for cash or will be reflected as revenue when the transportation is provided for tickets purchased with vouchers. At December 31, 1995, approximately 396,000 vouchers were outstanding.

     (i) Interest Capitalized: Interest cost associated with funds expended for the acquisition of qualifying assets is capitalized. There was no interest capitalized during 1995. Interest capitalized was $2,133,000 in 1994, and $267,000 and $2,104,000 for the two months ended December 31, 1993 and the ten months ended October 31, 1993, respectively.

     (j) Income Taxes: TWA adopted Statement of Financial Accounting Standards ("SFAS") No. 109, in the first quarter of 1993. This statement requires the use of the liability method to record the deferred income tax consequences of differences between the financial reporting and income tax bases of assets and liabilities.

     (k) Postretirement Benefits Other Than Pensions: SFAS No. 106, requires that the expected cost of providing such benefits be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits. TWA adopted this Standard in the first quarter of 1993 and initially elected to utilize the delayed method of implementation by recognizing the transition obligation over a period of 20 years. In connection with the consummation of the '93 Reorganization, TWA recognized as a liability the remaining unrecognized accumulated postretirement benefit obligation as part of the application of fresh start reporting.

     (l) Deferred Credit-Aircraft Operating Leases: The present value of the excess of contractual rents due under aircraft operating leases over the fair rentals for such aircraft were recorded as a deferred credit as part of the application of fresh start reporting. The deferred credit will be increased through the accrual of interest expense and reduced through a reduction in operating lease rentals over the terms of the respective aircraft leases. At December 31, 1995 and 1994, the unamortized balance of the deferred credit was $41,727,000 and $58,074,000 respectively.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     (m) Environmental Contingencies: TWA is subject to numerous environmental laws and regulations and is subject to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. It is TWA's policy to accrue environmental remediation costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As potential environment liabilities are identified and assessments and remediation proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. The accruals for these liabilities can significantly change due to factors such as the availability of additional information on the nature or extent of the contamination, methods and costs of required remediation and other actions by governmental agencies.

     (n) Mandatorily Redeemable 12% Preferred Stock: The Mandatorily Redeemable 12% Preferred Stock issued in connection with the '95 Reorganization was recorded at its estimated fair value. The carrying amount will be increased in future periods by amortization of the difference between the redemption value and the carrying amount. The interest method is utilized, with such amounts recorded as additional preferred stock dividend requirements. These amounts are currently charged against additional paid in capital due to a deficit in retained earnings.

     (o) Earnings (Loss) Per Share: In computing the loss applicable to common shares for the four months ended December 31, 1995, the net loss has been increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (including amortization of the difference between the carrying amount and the redemption value). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of Common Stock (28.0 million) and Employee Preferred Stock (5.3 million) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Employee Preferred Stock as the impact would have been anti-dilutive. Earnings per share of the predecessor companies are not presented as the amounts are not meaningful.

     (p) Concentration of Credit Risk: TWA does not believe it is subject to any significant concentration of credit risk. At December 31, 1995 most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (47%) or to tickets sold by other airlines (16%) and used by passengers on TWA. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

     (q) Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.  CHAPTER 11 REORGANIZATIONS

     On January 31, 1992, TWA commenced a reorganization case by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware. TWA's subsidiary companies did not file for Chapter 11 protection. On August 12, 1993 the Bankruptcy Court entered an order confirming the '93 Reorganization, which was jointly proposed by TWA and the Official Unsecured Creditors' Committee. The '93 Reorganization became effective on November 3, 1993.

     Pursuant to the '93 Reorganization Plan, on the '93 Effective Date: (i) all prepetition interests in TWA (including TWA's previously existing preferred stock, preference stock and common stock) were cancelled without any consideration being distributed on account of those interests; (ii) nine million shares of newly authorized TWA common stock, representing 45% of TWA's then authorized common stock, were issued to

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES trusts established for the benefit of TWA's domestic unionized and domestic non-unionized and management employees (the "Employee Stock Trusts") in exchange for certain wage, benefit and claim concessions granted pursuant to certain agreements entered into by TWA with its domestic unionized and domestic non-unionized and management employees (the " '92 Labor Agreements"); (iii) 11 million shares of newly authorized common stock, representing 55% of TWA's authorized common stock, were issued to a voting trust established on the '93 Effective Date for the benefit of certain creditors of TWA in partial satisfaction and discharge of their claims, which trust issued 11 million Voting Trust Certificates ("VTCs") evidencing the rights of the VTC holders in the Voting Trust; (iv) 12.5 million shares of newly authorized preferred stock were issued for the benefit of certain creditors of TWA in partial satisfaction and discharge of their claims; (v) new five year notes (the "10% Senior Secured Notes"), new seven year notes (the "8% Senior Secured Notes"), new eight year, 8% secured notes (the "IAM Back Pay Notes"), new equipment trust certificate notes (the "11% ETC Notes") and Aircraft Financing Secured Notes with varying interest rates and maturity dates (the "Aircraft Financing Notes"), the aggregate principal amount of which was approximately $730.6 million, were issued to certain creditors of TWA in full satisfaction and discharge of their claims; (vi) all claims except for certain claims to be reinstated under the '93 Reorganization Plan were discharged; (vii) certain contingent and/or unliquidated claims were settled and (viii) executory contracts and unexpired leases to which TWA was a party were assumed or rejected, in each case on the terms and subject to the conditions set forth in the '93 Reorganization. The '93 Reorganization resulted in the discharge of approximately $1.05 billion of indebtedness.

     Notwithstanding the reductions in levels of debt and obligations achieved through the '93 Reorganization, TWA's operating results and cash flows did not meet the projected levels upon which the '93 Reorganization Plan was formulated, and in 1994 it was determined that a recapitalization of the Company was needed.

     In the second quarter of 1995, the Company solicited and received sufficient acceptances to effect the proposed "prepackaged" plan of bankruptcy. Therefore, on June 30, 1995, the Company filed a prepackaged Chapter 11 plan of reorganization, which with certain modifications was confirmed by the United States Bankruptcy Court for the Eastern District of Missouri on August 4, 1995. On August 23, 1995, approximately eight weeks after filing the prepackaged Chapter 11 plan, the '95 Reorganization became effective and the Company emerged from the protection of this second Chapter 11 proceeding. In connection with the '95 Reorganization, the Company (i) exchanged certain of its then outstanding debt securities for a combination of newly issued Mandatorily Redeemable 12% Preferred Stock, Common Stock, warrants to purchase Common Stock and debt securities, (ii) converted the then outstanding preferred stock of the Company to shares of Common Stock, warrants and equity rights, (iii) obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases and (iv) obtained an extension of the Company's approximately $190 million principal amount of indebtedness to certain entities controlled by Mr. Icahn (the "Icahn Loans"). The Company also (i) effected a reverse stock split of its then outstanding common stock and exchange such shares for Common Stock, (ii) completed an equity rights offering, (iii) distributed certain warrants to its then current equity holders and (iv) implemented certain amendments to the Company's Certificate of Incorporation.

     In connection with and as a precondition to the '95 Reorganization, in August and September of 1994, the Company entered into new three-year labor agreements (the " '94 Labor Agreements"), amending existing collective bargaining agreements with the three labor unions representing approximately 84% of the Company's employees, the IAM, ALPA and IFFA. The '94 Labor Agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including eliminating so called snapbacks, i.e., the automatic restoration of the wage reductions granted in such agreements at the end of their term upon their expiration. During 1994 and 1995, the Company also implemented a number of similar saving initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and eliminating certain planned restorations of wage reductions.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     On June 14, 1995, as one of the transactions contemplated by the extension of the Icahn Loans, TWA and an entity affiliated with Icahn, Karabu Corporation ("Karabu"), entered into an agreement for the sale of airline tickets (the "Ticket Agreement"). The Ticket Agreement, among other things, provides for the sale of two types of tickets: (1) "Domestic Consolidator Tickets" which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first fifteen months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets" and "Matching Tickets" which are not subject to any cap throughout the term of the Ticket Agreement.

     Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share, except for the New York market, which has a 10% market share limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

     The 1995 ticket sales under the Ticket Agreement, which commenced in September 1995, were $16.0 million. Of this amount, $11.5 million is included as passenger revenues for the four months ended December 31, 1995 as the related transportation had been provided.

     The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option and with certain restrictions, be retained by Karabu and the amount so retained shall be credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over to the settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1995, approximately $2.0 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes.

     Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. Considering the number of restrictions placed on Karabu's resale of tickets to the public, this agreement is intended to produce net incremental revenue to TWA. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Agreement, net to TWA, and be exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and in general TWA believes that under the applicable provisions of the Ticket Agreement Karabu may not market or sell such tickets through travel agents. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. The Company has informed Karabu that if it does not cease sales through travel agents, the Company will enforce its rights under the Ticket Agreement by legal action. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and certain affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered threatening to attempt to declare a default on the Icahn Loans. Mr. Icahn alleged that there was a default under the Icahn Loans based on a variety of claims related to his various interpretations of the security documents applicable to such loans as well as with respect to alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. Mr. Icahn has also alleged independent violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which TWA, has retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value with the security trustee and requested the release of the liens on such aircraft. To date, the trustee has not released such aircraft. The parties have negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavor to negotiate a settlement of their differences and respective claims. The latest extension of such a standstill expires on March 20, 1996. Unless a subsequent extension to the standstill is entered into, after that date either party will

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES be free to attempt to enforce their various interpretations of the applicable agreements. It is entirely possible that Mr. Icahn or one of his affiliates may file suit against TWA at any time on or after March 20, 1996. The Company may also file suit against Mr. Icahn. The Company intends to press its claims vigorously and believes it has meritorious defenses to Mr. Icahn's claims. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

3.  INVESTMENTS:

     TWA, through a wholly-owned subsidiary, has a 25% partnership interest in WORLDSPAN, a joint venture among TWA, Delta Airlines, Inc., Northwest Airlines, Inc. ("NWA") and ABACUS Distribution Systems PTE Ltd. WORLDSPAN owns, markets and operates a global computer airline passenger reservation system on behalf of subscriber travel agents and contracting airlines who pay booking fees to WORLDSPAN for such reservation service. Additionally, through another wholly-owned subsidiary, TWA had a 50% partnership interest in PARS Service Partnership ("PSP"), which supplied on-line computer services to its two partners, TWA and NWA, and to WORLDSPAN. TWA accounts for its investments in the partnerships on the equity basis. TWA's share of the combined net earnings
(loss) of the partnerships was approximately $(11,535,000) for the four months ended December 31, 1995, $3,607,000 for the eight months ended August 31, 1995, $(3,616,000) for the year ended December 31, 1994, $(2,636,000) for the two months ended December 31, 1993, and $5,629,000 for the ten months ended October 31, 1993, which is included in Other Charges (Credits) in TWA's Statements of Consolidated Operations. The excess of TWA's carrying value for its investment in WORLDSPAN over its share of the underlying net assets of WORLDSPAN is being amortized over a period of 20 years. At December 31, 1995 and 1994, the unamortized balance of this excess amounted to approximately $33.9 million and $35.8 million, respectively.

     The partnerships provide passenger reservations services, communication facilities and other computer services which are purchased by TWA on a recurring basis. The aggregate cost of the services purchased from the two partnerships, which is included in all other operating expenses in TWA's Statements of Consolidated Operations, is approximately as follows (amounts in thousands):

                                                           COST OF SERVICES PURCHASED BY TWA
                                                           ----------------------------------
                                                           WORLDSPAN       PSP       COMBINED
                                                           ---------     -------     --------
    Four Months Ended December 31, 1995..................   $16,556      $    --     $16,556
    Eight Months Ended August 31, 1995...................   $29,604      $    --     $29,604
    Year Ended December 31, 1994.........................   $43,638      $    --     $43,638
    Two Months Ended December 31, 1993...................   $10,454      $    --     $10,454
    Ten Months Ended October 31, 1993....................   $28,142      $14,632     $42,774

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     Summary financial data for WORLDSPAN is as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1955         1994
                                                                     --------     --------
    Current assets.................................................  $ 84,854     $ 57,425
    Non-current assets.............................................   410,901      470,398
                                                                     --------     --------
              Total assets.........................................  $495,755     $527,823
                                                                     ========     ========
    Current liabilities............................................  $101,219     $101,005
    Non-current liabilities........................................   137,220      137,789
    Partners' equity...............................................   257,316      289,029
                                                                     --------     --------
              Total liabilities and equity.........................  $495,755     $527,823
                                                                     ========     ========

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1955         1994
                                                                     --------     --------
    Revenues.......................................................  $498,138     $441,078
    Costs and expenses.............................................   529,852      455,543
                                                                     --------     --------
              Net income (loss)....................................  $(31,714)    $(14,465)
                                                                     ========     ========

4.  INCOME TAXES:

     Effective January 1, 1993, the Company adopted the liability method of accounting for income taxes required by SFAS No. 109. In connection with the adoption of SFAS No. 109, a valuation allowance was established to eliminate the net deferred tax asset, considering that TWA was operating under Chapter 11 of the Bankruptcy Code. Accordingly, no adjustment to reflect the cumulative effect of adoption of SFAS No. 109 was required. As the result of the application of fresh start reporting in 1993 and 1995, deferred income taxes were recorded to reflect the income tax effects of adjustments to record the estimated fair values of assets and liabilities.

     Income tax liabilities at December 31, 1995 and 1994, included in other noncurrent liabilities, consist of the following (amounts in millions):

                                                                             1995    1994
                                                                             -----   -----
    Current taxes..........................................................  $  --   $  --
    Deferred taxes:
      Federal..............................................................   10.7    15.6
      Other income and franchise taxes.....................................     .3      .4
                                                                             -----   -----
              Total income tax liability...................................  $11.0   $16.0
                                                                             =====   =====

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows (amounts in millions):

                                                                          1995      1994
                                                                         -------   -------
    Deferred tax liabilities:
      Property and spare parts, net....................................  $  24.7   $  32.6
      Routes, gates, and slots, net....................................    178.1     301.1
      Investment in affiliate..........................................     38.8      42.7
                                                                         -------   -------
              Total deferred tax liabilities...........................  $ 241.6   $ 376.4
                                                                         =======   =======
    Deferred tax assets:
      Postretirement benefits, other than pensions.....................  $ 194.6   $ 198.3
      Pension obligations..............................................     83.4     127.3
      Employee compensation and other benefits.........................     60.2      48.0
      Capital leases, net..............................................     56.6      73.9
      Net operating loss carryforwards.................................     66.0      69.0
      Other, net.......................................................     86.7      73.3
                                                                         -------   -------
              Total deferred tax assets................................    547.5     589.8
                                                                         -------   -------
    Net deferred tax asset before valuation allowance..................   (305.9)   (213.4)
    Deferred tax asset valuation allowance.............................    316.9     229.4
                                                                         -------   -------
              Net deferred tax liability...............................  $  11.0   $  16.0
                                                                         =======   =======

     The valuation allowance arises primarily from the amortization of intangibles, representing taxable temporary differences, the reversal of which extends beyond the period in which deductible temporary differences are expected to reverse. The net deferred tax liability, after giving effect to the valuation allowance, arises primarily in years after 2020.

     A summary of the provision (credit) for income taxes is as follows (amounts in thousands):

                                  REORGANIZED                                                   PRIOR
                                    COMPANY                                                  PREDECESSOR
                                  -----------              PREDECESSOR COMPANY                 COMPANY
                                  FOUR MONTHS   ------------------------------------------   -----------
                                     ENDED      EIGHT MONTHS       YEAR        TWO MONTHS    TEN MONTHS
                                   DECEMBER        ENDED          ENDED          ENDED          ENDED
                                      31,        AUGUST 31,    DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                     1995           1995           1994           1993          1993
                                  -----------   ------------   ------------   ------------   -----------
    Current, primarily
      foreign...................    $ 1,370         $(96)          $960          $ (248)       $ 1,312
    Deferred....................         --           --             --              --             --
                                  -----------     ------         ------       ------------   -----------
      Total provision (benefit)
         for income taxes,
         net....................    $ 1,370         $(96)          $960          $ (248)       $ 1,312
                                  =========     ==========     ==========     ==========      ========

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     Income tax expense for the periods presented below differs from the amounts which would result from applying the federal statutory tax rate to pretax income, as follows (amounts in thousands):

                                  REORGANIZED                                                   PRIOR
                                    COMPANY                                                  PREDECESSOR
                                  -----------              PREDECESSOR COMPANY                 COMPANY
                                  FOUR MONTHS   ------------------------------------------   -----------
                                     ENDED      EIGHT MONTHS       YEAR        TWO MONTHS    TEN MONTHS
                                   DECEMBER        ENDED          ENDED          ENDED          ENDED
                                      31,        AUGUST 31,    DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                     1995           1995           1994           1993          1993
                                  -----------   ------------   ------------   ------------   -----------
    Income tax benefit at United
      States statutory rates....   $ (11,294)    $ (118,408)    $ (151,504)     $(30,849)     $ (126,917)
    Amortization of
      reorganization value in
      excess of amounts
      allocable to identifiable
      assets....................       4,894          1,976          2,870           522              --
    Meals and entertainment
      disallowance..............       1,419          2,838          4,663           301           1,504
    Foreign taxes...............       1,370            (96)           960          (248)            812
    Net operating loss not
      benefited and other
      items.....................       4,981        113,594        143,971        30,026         125,913
                                  -----------   ------------   ------------   ------------   -----------
              Income tax expense
                (benefit).......   $   1,370     $      (96)    $      960      $   (248)     $    1,312
                                   =========     ==========     ==========    ==========       =========

     A provision for income tax on the extraordinary gain from the extinguishment of debt in the ten months ended October 31, 1993 and eight months ended August 31, 1995 was not required as such income is excluded from taxation under the Internal Revenue Code of 1986, as amended.

     In May 1993, TWA and the Internal Revenue Service reached an agreement (the "IRS Settlement") to settle both: (i) the IRS' proof of claim in the '93 Reorganization in the amount of approximately $1.4 billion covering prepetition employment and income taxes of TWA, and (ii) the audit of TWA's federal income tax returns through 1992. Pursuant to the IRS Settlement, TWA paid $6 million to the IRS through the application of funds owed to TWA by certain governmental agencies and issued a note in the amount of $19 million payable in quarterly installments over a six year period (also see Note 7-Debt). As a result of the IRS Settlement, TWA increased its tax basis in certain of its assets and will be allowed no benefit of any federal net operating loss or credit carry forward from 1992 or any prior year. Federal income tax losses incurred by TWA subsequent to 1992 may not be carried back to pre-1993 years.

     The Company estimates that it will have, for federal income tax purposes, net operating loss carryforwards ("NOL's") amounting to approximately $167.0 million at December 31, 1995, which expire in 2008 through 2010 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. As a result of such a change in ownership caused by the '95 Reorganization, utilization of the Company's NOLs will, depending upon certain elections to be made by the Company, be either substantially restricted (to approximately $12 million per year) or reduced (by approximately $45 million) in future periods. Any future ownership change may result in the imposition of a significantly lower annual limitation on the Company's utilization of NOLs and extend the period over which any benefits are realized therefrom. Moreover, if the Company elects to reduce its NOLs rather than to apply the $12 million annual limitation described below, and if another ownership change were to occur during the two-year period following the '95 Reorganization, the annual limitation on the Company's utilization of its existing NOLs would be reduced to zero. In addition, the NOLs are subject to examination by the IRS, and, thus, are subject to adjustment or

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead, be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

5.  EMPLOYEE BENEFIT PLANS:

     Substantially all of TWA's employees are covered by noncontributory defined benefit retirement plans. TWA's policy is to fund the defined benefit plans in amounts necessary for compliance with the funding standards established by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     The retirement plans for pilots, flight attendants and dispatchers provide benefits determined from career average earnings, with pilots having minimum benefits after 10 years of service. Employees (other than passenger service employees) represented by the IAM earn retirement plan benefits of stated amounts for each year of service. The Retirement Plan for U.S. Noncontract Employees (including Passenger Service Employees) provides pension benefits that are based on the employee's compensation during the last five years prior to retirement, with compensation subsequent to 1988 frozen at the 1988 pay level. Foreign plans provide benefits that meet or exceed local requirements.

     Normal retirement is age 60 for pilots and flight attendants, and age 65 for nonflight personnel. The age at which employees can receive supplemental benefits for early retirement varies by labor group, but ranges from age 45 to age 64.

     In January 1993, TWA's defined benefit plans covering domestic employees (the "Pension Plans") were frozen and Pichin Corporation, a Delaware corporation formed by the Icahn Entities, assumed sponsorship of the Pension Plans and is now responsible for management and control of the Pension Plans. Pursuant to an agreement (the "Comprehensive Settlement Agreement") among the Company, the Icahn Entities, the Pension Benefit Guarantee Corporation (the "PBGC") and unions representing TWA employees, TWA retains only specified obligations and liabilities in respect of the Pension Plans, which include (i) payment obligations under the PBGC Notes, and (ii) the obligation to continue to act as the benefits administrator responsible for, among other things, determining and administering the payment of Pension Plan benefits (also see Note 7 -- Debt).

     Pichin Corporation is obligated to make the required minimum funding payments to each of the Pension Plans, subject to reduction for any payments made under the PBGC Notes. The PBGC may not terminate the Pension Plans, except under section 4042(a)(2) of ERISA or at the request of Pichin Corporation, so long as the Icahn Entities and Pichin Corporation have complied with all terms of the Comprehensive Settlement Agreement relating to the PBGC. Upon the occurrence of certain significant events (as defined) including, but not limited to, a sale of substantially all of TWA's assets, a merger involving TWA or a liquidation under Chapter 7 under the Bankruptcy Code, and at the request of Pichin Corporation, the Pension Plans will be terminated. After such a termination, the liability of Pichin Corporation and all members of its controlled group will be limited to an obligation to make annual payments of $30 million to the PBGC for a period of eight years. Mr. Icahn advised TWA that Pichin Corporation is entitled to terminate the Pension Plans in a non-standard termination at any time after January 1, 1995.

     In connection with the Comprehensive Settlement Agreement, Mr. Icahn and each of the Icahn Entities surrendered all of the equity and debt securities of TWA and its affiliates owned beneficially or of record by them. Pursuant to the Comprehensive Settlement Agreement, each of the parties to the agreement mutually released the various claims of the other parties to the agreement.

     As a result of the consummation of the Comprehensive Settlement Agreement in the first quarter of 1993, TWA recognized the settlement of its obligation under the Pension Plans through the issuance of the PBGC Notes, which were estimated to have a fair value of approximately $300,000,000. The recognition of

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES the obligation under the PBGC Notes, the elimination of previously recorded pension liabilities and the elimination of the charge to shareholders' equity for additional minimum pension liabilities resulted in a charge against earnings of approximately $342,405,000 in the ten months ended October 31, 1993. Furthermore, TWA recorded in the first quarter of 1993, as an extraordinary item, a gain from the early extinguishment of debt resulting from abandonment of the debt securities held by the Icahn Entities of $172,924,000, representing TWA's net carrying value of such debt securities.

     The net periodic pension expense recorded for TWA's foreign defined benefit retirement plans is presented below (amounts in thousands).

                                                                                                     PRIOR
                                      REORGANIZED                                                 PREDECESSOR
                                        COMPANY                 PREDECESSOR COMPANY                 COMPANY
                                      ------------   ------------------------------------------   -----------
                                      FOUR MONTHS    EIGHT MONTHS       YEAR        TWO MONTHS    TEN MONTHS
                                         ENDED          ENDED          ENDED          ENDED          ENDED
                                      DECEMBER 31,    AUGUST 31,    DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                          1995           1995           1994           1993          1993
                                      ------------   ------------   ------------   ------------   -----------
Service cost........................     $  274         $  493         $1,190         $  383        $ 1,661
Interest cost.......................        583          1,040          3,053            675          3,351
Actual return on assets.............       (100)          (200)          (864)          (191)          (614)
Net amortization and deferral.......         --             --             --             --            (65)
                                      ------------   ------------   ------------   ------------   -----------
          Net pension expense.......     $  757         $1,333         $3,379         $  867        $ 4,333
                                      ==========     ==========     ==========     ==========      ========

     Actuarial assumptions used for determining pension costs were:

                                                                                                 PRIOR
                                  REORGANIZED                                                 PREDECESSOR
                                    COMPANY                 PREDECESSOR COMPANY                 COMPANY
                                  ------------   ------------------------------------------   -----------
                                  FOUR MONTHS    EIGHT MONTHS       YEAR        TWO MONTHS    TEN MONTHS
                                     ENDED          ENDED          ENDED          ENDED          ENDED
                                  DECEMBER 31,    AUGUST 31,    DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                      1995           1995           1994           1993          1993
                                  ------------   ------------   ------------   ------------   -----------
    Discount rate for interest
      cost......................       7.00%          8.50%          8.50%          7.00%          8.25%
    Rate of increase in future
      compensation levels.......       5.50%          5.50%          7.50%          7.50%          7.50%
    Expected long-term rate of
      return on plan assets.....      11.00%         11.00%         11.00%         11.00%         11.00%

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     The funded status (with benefit obligations determined using the current estimated discount rate of 7.0% and 8.5% at December 31, 1995 and 1994 respectively) and amounts recognized in the Consolidated Balance Sheet at December 31, 1995 and 1994, for defined benefit plans covering foreign employees, are as follows (in thousands):

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                        1995                        1994
                                              -------------------------   -------------------------
                                                   PLANS IN WHICH              PLANS IN WHICH
                                              -------------------------   -------------------------
                                                ASSETS      ACCUMULATED     ASSETS      ACCUMULATED
                                                EXCEED       BENEFITS       EXCEED       BENEFITS
                                              ACCUMULATED     EXCEED      ACCUMULATED     EXCEED
                                               BENEFITS       ASSETS       BENEFITS       ASSETS
                                              -----------   -----------   -----------   -----------
    Actuarial present value of benefit
      obligations:
      Vested benefit obligation.............   $  23,986      $13,958      $  22,739      $ 8,329
      Nonvested benefit obligation..........          14        2,338             13        1,693
                                              -----------   -----------   -----------   -----------
      Accumulated benefit obligation........      24,000       16,296         22,752       10,022
      Projected benefit obligation more than
         accumulated benefit obligation.....       1,327        8,273          1,260        5,645
                                              -----------   -----------   -----------   -----------
      Projected benefit obligation..........      25,327       24,569         24,012       15,667
    Plan assets at fair value(a)............      47,814           --         45,537           --
                                              -----------   -----------   -----------   -----------
    Projected benefit obligation more (less)
      than plan assets at fair value........     (22,487)      24,569        (21,525)      15,667
    Unrecognized net gain (loss)............          --          949             --       18,270
                                              -----------   -----------   -----------   -----------
    Pension liability (asset) before
      adjustment............................     (22,487)      25,518        (21,525)      33,937
    Adjustment to reduce pension assets to
      estimated recoverable amount(b).......      18,222           --         17,646           --
                                              -----------   -----------   -----------   -----------
    Pension liability (asset) recognized in
      Consolidated Balance Sheets...........   $  (4,265)     $25,518      $  (3,879)     $33,937
                                               =========    =========      =========    =========

- ---------------

(a) Plan assets are invested in cash equivalents, international stocks, fixed income securities and real estate.
(b) This adjustment represents the amount by which the net pension asset exceeds the amount estimated to be recoverable pursuant to a planned termination of a pension plan covering certain foreign employees. The foreign laws governing the pension plan require the sharing of the surplus funding with employees, through benefit improvements and other means, and accordingly, TWA expects to receive a lesser amount from the reversion of excess plan assets.

     TWA has several defined contribution plans covering most of its employees. Total pension expense for these plans was $14.1 million, $26.8 million, $46.0 million, $7.5 million, and $35.8 million for the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993, respectively. Such defined contribution plans include: (a) trust plans established pursuant to collective bargaining agreements with certain employee groups providing for defined Company contributions generally determined as a percentage, ranging from 2% to 11%, of pay; and (b) a retirement savings plan for noncontract employees to which the Company contributes amounts equal to 25% of voluntary employee after-tax contributions up to a maximum of 10% of the employee's pay. Pursuant to the '92 Labor Agreements, Company contributions were suspended for certain defined contribution plans for the period September 1, 1992 through August 31, 1995. Such suspension has been extended through August 31, 1997. In connection with the Comprehensive Settlement Agreement, TWA agreed to make contributions to defined contribution plans aggregating 2% of eligible wages for 1993 through 1995, and 3.3% thereafter. The Company made the 1994 contribution payment on June 20, 1995. Commencing on July 1, 1995, TWA is required to make such contributions on a monthly basis.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     In addition to providing retirement benefits, TWA provides certain health care and life insurance benefits for retired employees, their spouses and qualified dependents. Substantially all employees may become eligible for these benefits if they reach specific retirement age criteria while still actively employed by TWA.

     Effective January 1, 1993, TWA adopted SFAS No. 106. This standard requires that the expected cost of providing postretirement benefits other than pensions be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits. As permitted under SFAS 106, TWA initially began to recognize the excess of the accumulated postretirement benefit obligation ("APBO") at January 1, 1993 over previously accrued postretirement benefit costs (the transition obligation) of $370 million ratably over a period of 20 years. In connection with the adoption of fresh start reporting in November 1993, TWA recorded a charge of $405.4 million as a reorganization item to reflect as a liability the entire APBO on such date, thereby eliminating the previously unrecognized transition obligation.

     The following table sets forth a reconciliation of the accrued postretirement benefit cost as of December 31, 1995 and 1994 (amounts in millions):

                                                                         DECEMBER      DECEMBER
                                                                            31,           31,
                                                                           1995          1994
                                                                        -----------   -----------
Accumulated postretirement benefit obligation:
  Actives fully eligible..............................................     $ 158         $ 143
  Other actives.......................................................       140           124
  Retirees............................................................       195           196
                                                                        -----------   -----------
          Total APBO..................................................       493           463
Unrecognized cumulative gain..........................................        --            39
                                                                        -----------   -----------
Accrued postretirement benefit cost...................................     $ 493         $ 502
                                                                        =========     =========

     The components of net periodic postretirement benefit cost for the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993 are as follows (amounts in millions):

                                                                                                         PRIOR
                                            REORGANIZED                                               PREDECESSOR
                                              COMPANY                PREDECESSOR COMPANY                COMPANY
                                           -------------  ------------------------------------------  -----------
                                            FOUR MONTHS   EIGHT MONTHS      YEAR        TWO MONTHS    TEN MONTHS
                                               ENDED         ENDED          ENDED          ENDED         ENDED
                                           DECEMBER 31,    AUGUST 31,   DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                               1995           1995          1994           1993          1993
                                           -------------  ------------  -------------  -------------  -----------
Service cost..............................     $ 3.0         $  5.4         $ 9.5          $ 1.8         $ 7.2
Interest cost.............................      11.0           25.5          34.5            5.7          28.2
Amortization of transition obligation.....        --             --            --             --          15.4
                                              ------         ------        ------            ---      -----------
         Total............................     $14.0         $ 30.9         $44.0          $ 7.5         $50.8
                                           =============  ============  =============  =============  ===========

     The discount rate used to determine the APBO was 7.0% at December 31, 1995, 8.5% at December 31, 1994, and 7.0% at December 31, 1993. The discount rate used to determine net periodic postretirement benefit costs was 7.0% for the four months ended December 31, 1995, 8.5% for the eight months ended August 31, 1995, 7.0% for the year ended December 31, 1994 and the two months ended December 31, 1993 and 8.5% for the 10 months ended October 31, 1993. The assumed health care cost trend rate used in measuring the APBO was 9% in 1996 declining by 1% per year to an ultimate rate of 5%. If the assumed health care cost trend rate was increased by 1 percentage point, the APBO at December 31, 1995 would be increased by approximately 8% and 1995 periodic postretirement benefit cost would increase approximately 10%.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

6.  CONTINGENCIES:

     On July 15, 1993, a complaint was filed in the Circuit Court for the City of St. Louis against TWA by five named plaintiffs on behalf of a purported class of approximately 300 similarly situated persons. The complaint alleged that false representations were made to recruits for tuition-based reservation agent training at the Trans World Travel Academy regarding job prospects with TWA in violation of the Missouri Merchandising Practices Act. Plaintiffs seek refunds of tuition and compensatory and punitive damages of at least $10 million. TWA removed the action from the Circuit Court to the United States District Court for the Eastern District of Missouri and plaintiffs have moved to remand it back to the Circuit Court. TWA believes this case will not materially impact the Company.

     During 1992, TWA and several other major airlines agreed to settle certain class action antitrust litigation. Pursuant to the settlement agreement, which was approved by the United States District Court for the Northern District of Georgia in 1994, TWA paid $1 million and, together with five other carriers, issued approximately $400 million in face amount of certificates for discounts of approximately 10% on future domestic air travel on any of the six carriers. TWA will reflect the certificates that are redeemed for travel on TWA as a reduction in revenue as the transportation is provided. While TWA presently does not have any reason to expect that the face amount of the discount coupons that will be redeemed for travel on TWA in the future will not reasonably approximate the face amount of discount coupons that TWA contributed to the settlement, it is reasonably possible that the actual face amount of discount coupons redeemed by TWA could be substantially different, considering the interchangeability of the discount coupons and that the face amount of the discount coupons contributed by all of the participating carriers and distributed to claimants aggregated approximately $400 million. Therefore, while the settlement agreement could have the effect of reducing TWA's future revenues and cash flows from levels that might otherwise be realized, because of the uncertainties as to the face amount of the discount coupons that will ultimately be redeemed by TWA and uncertainties as to the impact that the distribution of discount coupons will have on traffic levels, TWA is unable to reasonably estimate any such effects.

     On October 22, 1991, a judgment in the amount of $12,336,127 was entered against TWA in an action in the New York District Court by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). On November 4, 1991, TWA posted a cash undertaking of $13,693,101, which was charged to expense, for a stay of execution of the judgment pending the appeal. On March 10, 1992, the Company commenced an adversary proceeding against Travellers in the Bankruptcy Court seeking to avoid the cash undertaking on the grounds that it constitutes a preferential transfer or, in the alternative, to find that the cash undertaking constitutes property of the estate. In March 1993, Travellers filed a petition for a writ of certiorari in the United States Supreme Court seeking to require TWA to litigate its claims against Travellers in the New York District Court and not the Bankruptcy Court. The petition was denied by the United States Supreme Court in April 1993. A trial of the adversary proceeding took place in Bankruptcy Court in February 1994 and in December of 1994, the Bankruptcy Court reached a decision in this proceeding which is favorable to the Company. However, the decision has been appealed by Travellers. Pursuant to the Icahn Financing Facilities, amounts received pursuant to these proceedings must be used to repay, in part, TWA's obligations thereunder.

     In June 1985, the U.S. Environmental Protection Agency (the "EPA") conducted a site inspection of TWA's maintenance overhaul base in Kansas City, Missouri and indicated its intention to bring an enforcement proceeding against TWA under the Resource Conservation and Recovery Act of 1976, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. On May 31, 1988, the EPA filed an administrative complaint within its agency seeking civil penalties as well as other relief requiring TWA to take remedial procedures at the overhaul base.

     Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid in 1988 a civil penalty of $100,000 and agreed to implement a schedule of

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent in connection with the hazardous waste management activities identified in the site inspection described above, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. It is anticipated that review and approval of the CMS by the MDNR and the EPA will take several months. Upon approval of the CMS, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7.0 million, a majority of which represents costs associated with long-term groundwater monitoring and operation and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

     Since May 1991, TWA's employees in Israel have claimed that the Company should be required to collateralize its contingent payment of termination indemnities. This matter deals only with collateralization of a contingent payment obligation. The employees have asserted that the amount necessary to collateralize the contingent payment of termination indemnities could be as much as $25 million. The Company denies any obligation to collateralize and asserts that any obligation to collateralize any termination indemnity is not a current obligation.

     In February 1995, a number of actions were commenced in various federal district courts against TWA and six other major airlines alleging that the companies conspired and agreed to fix, lower and maintain travel agent commissions on the sale of tickets for domestic air travel in violation of the United States antitrust laws. Generally the complaints in these actions seek treble damages and injunctive relief on behalf of a nationwide class of travel agents. Certain of these actions also claim violations of various state laws. On May 9, 1995 TWA announced settlement, subject to court approval, of the referenced actions and reinstated the traditional 10 percent commission on domestic air fares. A final court order has not yet been entered; however, there has been entered an interim order approving the settlement.

     On November 9, 1995, ValuJet Air Lines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. ValuJet has subsequently amended its original complaint and all parties are undertaking legal discovery with respect to the amended complaint. The Company intends to vigorously defend itself in this action and believes all of the allegations contained therein lack merit.

     In addition, based on certain written grievances or complaints filed by ValuJet, the Company has been informed that the United States Department of Justice, Antitrust Division is investigating the circumstances of the slot lease transaction to determine whether an antitrust violation has occurred. The Company is cooperating in this investigation and believes that the slot lease transaction did not violate any antitrust laws.

     On January 10, 1996, a complaint was filed by an individual resident of New York, Joel Gerber, relating to the slot lease transaction. Mr. Gerber purports to bring the action on his own behalf as well as on behalf of an unspecified number of purported class members who have or will travel between LaGuardia and Atlanta as of November 1, 1995 claiming damages as the result of alleged antitrust violations and conspiracy to commit same against the Company and Delta. The Court has not certified the New York action as a class action. The

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

Company will vigorously contest all of the class action allegations as well as all allegations of liability and damages in the New York action and will seek a transfer of the New York action to the same federal court where the Atlanta action is pending.

     On September 6, 1995 TWA announced that the operations of its wholly owned subsidiary, Trans World Express, Inc. ("TWE"), would be discontinued on November 6, 1995. TWA has entered into an agreement with an unaffiliated entity, Trans States Airlines, Inc., to provide feeder service into TWA's JFK hub, which commenced on November 7, 1995. TWE is proceeding with an orderly liquidation and has reached agreement with substantially all of its creditors relating to the settlement of obligations and claims. TWA does not currently expect that the liquidation of TWE will have a material adverse impact on the financial position or results of operations of TWA.

7.  DEBT:

     Substantially all of TWA's assets are subject to liens and security interests relating to long-term debt and other agreements.

     Long-term debt (net of unamortized discounts) outstanding at each balance sheet date was (amounts in thousands):

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                   1995            1994
                                                                 --------       ----------
    12% Senior Secured Reset Notes due 1998(a).................  $145,184       $       --
    12% Contingent Payment Rights due 1996(b)..................    11,265               --
    10% Senior Secured Notes due 1998(c).......................        --          171,327
    8% Senior Secured Notes due 2000(c)........................        --          166,602
    8% IAM Backpay Notes(d)....................................    11,037            8,570
    PBGC Notes(e)..............................................   201,164          322,163
    Icahn Loans(f).............................................   187,977          190,000
    Equipment Trust Certificates(g)............................    17,929           26,895
    Various Secured Notes, 4.0% to 12.4%, due 1996-2001(h).....   103,847           67,065
    Installment Purchase Agreements, 10.44% to 10.53%,
      due 1996-2003(i).........................................   111,033          107,363
    IRS Deferral Note(j).......................................    10,937           10,937
    WORLDSPAN Note(k)..........................................    31,224           31,224
                                                                 --------       ----------
              Total long-term debt(1)..........................   831,597        1,102,146
              Less current maturities..........................    67,566        1,102,146
                                                                 --------       ----------
              Long-term debt, less current maturities..........  $764,031       $       --
                                                                 ========        =========

- ---------------

(a) The 12% Senior Secured Reset Notes due 1998 pay interest semi-annually beginning August 1, 1995, with interest payable either in cash or, as to the first four interest payments, at the Company's option, in whole or in part, in Common Stock, subject to certain conditions. The Company elected to pay interest due and payable for the first two periods in Common Stock. The notes are reflected net of unamortized discount of $24.8 million at December 31, 1995, to reflect an effective interest rate of 17.4%. The notes are secured by: (i) a first lien on certain slots, equipment and spare parts; (ii) a lien on the stock of a wholly owned subsidiary which owns TWA's interest in a hangar at Los Angeles International Airport; and
     (iii) a floating first lien on certain of TWA's domestic airport ground equipment.

(b) The Contingent Payment Rights, arising under the terms of the '95 Reorganization, will be paid in 1996 and are secured by the same collateral as the 12% Senior Secured Reset Notes.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

(c) The 10% Senior Secured Notes due 1998 and 8% Senior Secured Notes due 2000 were cancelled as of the '95 Effective Date. The 10% and 8% Senior Secured Notes are reflected net of discounts aggregating approximately $54.0 million and $170.2 million at December 31, 1994, resulting in effective rates of approximately 19.1% and 22.9%, respectively.

(d) The 8% IAM Backpay Notes have a stated principal amount of $22.9 million and are reflected net of unamortized discount of $11.9 million and $12.6 million at December 31, 1995 and 1994 respectively, to reflect an effective interest rate of approximately 25.6%. The notes mature in 2001 and pay interest semi-annually. The notes are secured by a subordinate lien on TWA's interest in WORLDSPAN and a lien on approximately $2.2 million in proceeds from the sale of Midcoast Aviation.

(e) At December 31, 1995 the PBGC Notes, issued in exchange for the 11% PBGC Notes as part of the '95 Reorganization, have a stated principal amount of $244.3 million, and are reflected net of unamortized discount of $43.2 million at December 31, 1995, to reflect an effective interest rate of approximately 11.75%. Interest on the PBGC Notes is payable semi-annually at an average stated rate of 8.19% per annum (subject to an increase in 1998 of up to 9.4% if the trading value of TWA's Common Stock does not exceed certain levels). Principal payments are due in semi-annual installments beginning in 1999 through 2007 subject to acceleration under certain circumstances. The PBGC Notes are non-recourse notes secured by first liens on TWA's international routes and TWA's leasehold interest in the Kansas City maintenance facility and certain fixtures and equipment. The PBGC Notes are subject to various mandatory prepayment provisions in the event of a sale by TWA of collateral securing the PBGC Notes or in the event of a transfer of substantially all of TWA's assets in a sale, merger or otherwise.

(f) The Icahn Loans include a $75 million Asset Based Facility and a $125 million Receivables Facility, which had principal balances of $70.5 million and $117.5 million, respectively, at December 31, 1995. Interest is payable monthly at a rate of prime plus 1.75% per annum. On June 14, 1995, the Company signed an agreement with Karabu to extend the term of the Icahn Loans, from January 8, 1995 to January 8, 2001. Collateral for the Icahn Loans include a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. The notes evidencing the Icahn Loans are security for certain obligations of the Icahn Entities to the PBGC. See Note 2-Chapter 11 Reorganizations.

(g) The Equipment Trust Certificates pay interest semi-annually, beginning March 31, 1994, at a rate of 11% per annum and are subject to mandatory redemptions beginning in April 1994 and continuing until September 1997. The certificates are secured by certain aircraft, engines and other equipment.

(h) Various Secured Notes represent borrowings to finance the purchase or lease of certain flight equipment and other property.

(i) Installment Purchase Agreements represent borrowings to finance the purchase of four Boeing 767-231 aircraft. The borrowings mature in annual installments through 2003, and require interest at rates ranging from 10.44% to 10.53% per annum.

(j) The IRS Deferral Note represents unpaid amounts due under the terms of a settlement reached in 1993 for taxes and interest owed to the IRS (also see Note 4-Income Taxes). The note requires payment of interest quarterly at a rate of 7% per annum and matures in 1999.

(k) The WORLDSPAN Note represents amounts owed to WORLDSPAN, a 25% owned affiliate of TWA, for prior services and advances. The note pays interest at maturity at a rate of prime plus 1% per annum and matures in 1999. The note is secured by a pledge of TWA's partnership interest in Worldspan.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

(l) At December 31, 1995, aggregate principal payments due for long-term debt for the succeeding five years were as follows (amounts in thousands):

                                       YEAR
    --------------------------------------------------------------------------
    1996......................................................................  $ 67,566
    1997......................................................................    68,414
    1998......................................................................   196,176
    1999......................................................................    68,162
    2000......................................................................    52,926

     All long-term debt was classified as current at December 31, 1994 as the result of certain alleged defaults and related cross default provisions contained in substantially all of TWA's debt agreements. TWA discontinued, effective June 30, 1995 and February 1, 1992, the accrual of interest on prepetition debt that was unsecured or estimated to be undersecured through the '95 Effective Date and the '93 Effective Date, respectively. Contractual interest expense for the eight months ended August 31, 1995 was approximately $18.7 million in excess of reported interest expense. Contractual interest expense for the ten months ended October 31, 1993 was approximately $133.1 million in excess of reported interest expense.

     The Company's debt agreements contain various limitations on the payment of dividends on, or the redemption of, common stock or preferred stock. Generally, TWA may not declare or pay cash dividends or other distributions on the Company's Common or Preferred Stock (the "Restricted Payments"), if the aggregate of such Restricted Payments shall exceed the sum of: (i) 50% of the cumulative consolidated net income of the Company, if any, subsequent to the '95 Effective Date, plus (ii) the aggregate net proceeds received by the Company from the issue or sale subsequent to the '95 Effective Date of any common or preferred stock or from the exercise of any options, warrants or rights to purchase any common stock or preferred stock, except for any such proceeds which the Company elects to apply to the concurrent purchase, redemption, retirement or other acquisition of any shares of the Company's common or preferred stock, less (iii) the cumulative consolidated net loss of the Company subsequent to the '95 Effective Date.

8.  LEASES AND RELATED GUARANTEES:

     Eighteen of the aircraft in the Company's fleet at December 31, 1995 were leased under capital leases. The remaining lease periods for these aircraft range from two to eleven years. The Company has options and/or rights of first refusal to purchase or re-lease most of such aircraft at market terms upon termination of the lease. The Company has guaranteed repayment of certain of the debt issued by the owner/lessor to finance some of the aircraft under capital lease to the Company; however, the scheduled rental payments will exceed the principal and interest payments required of the owner/lessor. Aggregate annual rentals in 1996 will be approximately $42.2 million for the 18 aircraft held under capital leases.

     One hundred twenty-one of the aircraft in TWA's fleet at December 31, 1995 were leased under operating leases. Other than five leases on a month-to-month basis, the remaining lease periods range from one month to 16 years. Upon expiration of the current leases, TWA has the option to re-lease most of such aircraft for specific terms and/or rentals with some of the renewal options being subject to fair market rental rates.

     Buildings and facilities leased under capital and operating leases are primarily for airport terminals and air transportation support facilities. Leases of equipment, other than flight equipment, include some of the equipment at airports and maintenance facilities, flight simulators, computers and other properties.

     Pursuant to an agreement between the City of St. Louis and TWA in November 1993 (the "Asset Purchase Agreement"), the City of St. Louis waived a $5.3 million pre-petition claim and provided TWA with two installments of $24.7 million and $40 million pursuant to sale/leaseback transactions involving certain of

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

TWA's assets located at the Lambert-St. Louis Airport and other property and assets located in St. Louis including gates, terminal support facilities at the airport, hangar/St. Louis Ground Operations Center complex, Flight Training Center, and equipment and tenant improvements at these various St. Louis facilities.

     Under the Asset Purchase Agreement, TWA leased back the properties involved under a month-to-month agreement subject to automatic renewal so long as TWA is not in default thereunder, such agreement having a term otherwise expiring December 31, 2005. Such term is subject to early termination in the event of certain events of default, including non-payment of rents, cessation of service, or failure to relocate and maintain its corporate headquarters within the City or County of St. Louis, or relocate and maintain a reservations office within the City of St. Louis. Under the Asset Purchase Agreement, TWA has the right to use 57 gates and terminal support facilities at Lambert-St. Louis Airport. The City has certain rights of redesignation of TWA's gates in the event TWA's flight activity at St. Louis is reduced below a threshold level of 190 daily flight departures during any given monthly period. The related leases are classified as capital leases for financial reporting purposes.

     The Company's acquisition of 11 new aircraft during 1982 and 1983, one Lockheed L-1011 and ten Boeing 767s, created certain tax benefits that were not of immediate value in the Company's federal income tax returns and, therefore, such tax benefits were sold to outside parties under so-called "Safe Harbor Leases" as permitted by IRS regulations. Pursuant to the sales agreements, the Company is required to indemnify the several purchasers if the tax benefits cannot be used because of circumstances within the control of the Company. As of December 31, 1995, the Company's contingent indemnification obligations in connection with the tax benefit transfers were collateralized by bank letters of credit aggregating $11,778,000, for which the Company has posted $11,778,000 in cash collateral to secure its reimbursement obligations and the bank letters of credit. In addition, the Company has pledged $7,596,000 in cash collateral to secure its obligation with respect to four of the tax benefit transfers and has pledged flight equipment having a net book value of $24,871,000 to secure its obligation with respect to two of the tax benefit transfers.

     At December 31, 1995, future minimum lease payments for capital leases and future minimum lease payments, net of sublease rentals of immaterial amounts, for long-term leases, were as follows (amounts in thousands):

                                                                         MINIMUM LEASE
                                                                           PAYMENTS
                                                                     ---------------------
                                                                     CAPITAL    OPERATING
                                 YEAR                                 LEASES      LEASES
    ---------------------------------------------------------------  --------   ----------
    1996...........................................................  $ 68,656   $  222,987
    1997...........................................................    62,357      205,060
    1998...........................................................    55,219      159,902
    1999...........................................................    52,511      131,711
    2000...........................................................    49,249      112,684
    Subsequent.....................................................   132,181      571,247
                                                                     --------   ----------
              Total................................................   420,173   $1,403,591
                                                                                 =========
    Less imputed interest..........................................   117,708
                                                                     --------
    Present value of capital leases................................   302,465
    Less current portion...........................................    42,835
                                                                     --------
    Obligations under capital leases, less current portion.........  $259,630
                                                                     ========

     Included in the Minimum Lease Payments for Operating Leases are estimates of increased rentals to cover lessor financing of "hushkits" for engines on 28 aircraft. The estimated amounts assume an eight year extension of the respective aircraft leases from date of hushkit installation.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     In January 1996, TWA entered into agreements for the lease of ten Boeing 757 aircraft, with delivery of the first aircraft in July 1996 and the final aircraft in July 1997. Estimated future lease payments under the individual leases, which are for an initial lease term of ten years each, are as follows (amounts in thousands):

          1996...........................................................  $  3,740
          1997...........................................................    36,323
          1998...........................................................    45,362
          1999...........................................................    45,902
          2000...........................................................    46,442
          Subsequent.....................................................   295,331
                                                                           --------
                    Total................................................  $473,100
                                                                           ========

9.  MANDATORILY REDEEMABLE 12% PREFERRED STOCK:

     Pursuant to the '95 Reorganization, the Company issued 1,089,991 shares of the 1,510,000 authorized shares of Mandatorily Redeemable 12% Preferred Stock to the holders of the 8% Senior Secured Notes. The Mandatorily Redeemable 12% Preferred Stock has an aggregate redemption value of approximately $109.0 million, and is cumulative, having an initial liquidation preference of $100 per share. Commencing November 1995, dividends accrue at the rate of 12% of the liquidation preference per share per annum, payable quarterly in arrears on the first day of each February, May, August, and November. Subject to certain limitations, the dividend may be paid in Common Stock at the option of the Company, and the Company elected to pay the February 1, 1996 dividend in Common Stock and subsequently issued 317,145 shares. For purposes of determining the number of shares of Common Stock to distribute, such Common Stock is valued at 90% of the fair market value, based upon trading prices for the 20 days prior to the record date for the dividend payment.

     Under the terms of Mandatorily Redeemable 12% Preferred Stock, TWA is generally prohibited from declaring or paying dividends in cash, evidences of indebtedness, property, or other stock of TWA ranking on parity with or senior to the Mandatorily Redeemable 12% Preferred Stock, unless dividends on the Mandatorily Redeemable 12% Preferred Stock are being paid in cash. The dividend, redemption and liquidation rights of the Mandatorily Redeemable 12% Preferred Stock are senior to the Employee Preferred Stock and common stock. If TWA fails to pay dividends in cash or Common Stock for an aggregate of six dividend payment dates, holders of the Mandatorily Redeemable 12% Preferred Stock will have the right to elect one director to serve on the Board of Directors of TWA. The Mandatorily Redeemable 12% Preferred Stock is redeemable on May 1, 2005, subject to a requirement to redeem on May 1, 2002 if the amount of dividends paid in cash do not satisfy certain requirements. Subject to certain conditions, TWA may elect to exchange the Mandatorily Redeemable 12% Preferred Stock for 11% subordinated exchange notes at the rate of $100 principal amount for each $100 of liquidation preference. The Mandatorily Redeemable 12% Preferred Stock is subject to redemption, at the option of TWA, at a redemption price per share equal to 75% of the liquidation value on or before May 1, 1997, and increasing amounts thereafter through the final redemption date.

     TWA Gate Holdings, Inc. ("Gate Holdings"), a wholly owned subsidiary of TWA, has guaranteed the full and complete payment of amounts payable with respect to the liquidation preference, redemption price, and accrued and unpaid dividends of the Mandatorily Redeemable 12% Preferred Stock (or in the event of exchange, the 11% subordinated exchange notes). The Gate Holdings guarantee provides that Gate Holdings will make any payments required with respect to the Mandatorily Redeemable 12% Preferred Stock if TWA shall fail to make such payment. Furthermore, Gate Holdings is required to pay the liquidation preference and any unpaid and accrued dividends on the Mandatorily Redeemable 12% Preferred Stock in the event of a default under the pledge agreement. The Gate Holdings guarantee is secured by a pledge of all of the capital

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES stock of certain of its subsidiaries previously established in the '93 Reorganization, which were assigned TWA's leasehold interest in the gates and related facilities at the various domestic airports served by TWA (other than gates at St. Louis' Lambert Airport), which were in turn subleased to TWA. The Gate Holdings guarantee is further secured by a pledge of TWA's rights to net proceeds of all domestic gates now or hereafter leased by TWA (exclusive of the St. Louis gates) and a capital note, as further described below. Furthermore, Gate Holdings is subject to covenants which limit the creation of further liens and encumbrances on its assets, limiting mergers, consolidations and transfers of assets, prohibiting the issuance of additional shares, limiting dividends and repurchases of its common stock and limiting the incurrence of indebtedness.

     Pursuant to the '95 Reorganization, TWA contributed a note in the principal amount of $25 million in exchange for the assignment by a subsidiary of Gate Holdings of its leasehold interest in certain gates at LaGuardia, JFK and Newark airports to TWA.

     The following tables present consolidating condensed financial statements for the Company, Gate Holdings and its subsidiaries, and other subsidiaries (amounts in millions).

                                                    GATE HOLDINGS
                                                         AND           OTHER
                                            TWA     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   -------------   ------------   ------------   ------------
                                                  AS OF AND FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995
                                           -------------------------------------------------------------------
Operating revenues.......................  $1,051        $15            $ 37          $   (5)        $1,098
Depreciation and amortization............      53          2              --              --             55
Other operating expenses.................     981         15              42              (5)         1,033
                                           ------        ---          ------       ------------   ------------
  Operating income (loss)................      17         (2)             (5)             --             10
Other charges (credits)..................      46         (1)              4              (6)            43
                                           ------        ---          ------       ------------   ------------
  Loss before income taxes and
     extraordinary items.................     (29)        (1)             (9)              6            (33)
Provision for income taxes...............       1         --              --              --              1
                                           ------        ---          ------       ------------   ------------
  Loss before extraordinary items........     (30)        (1)             (9)              6            (34)
Extraordinary items......................      --         --               4              --              4
                                           ------        ---          ------       ------------   ------------
  Net income (loss)......................  $  (30)       $(1)           $ (5)         $    6         $  (30)
                                           ======   =========       =========      =========      =========
Current assets...........................  $  706        $--            $ 32          $  (27)        $  711
Non-current assets.......................   2,186         72             100            (218)         2,140
Current liabilities......................     812         --              38             (27)           823
Long-term liabilities and deferred
  credits................................   1,716         --              10             (62)         1,664
Mandatorily Redeemable 12% Preferred
  Stock..................................      61         --              --              --             61
Shareholders' equity (deficit)...........     303         72              84            (156)           303

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                                        GATE
                                                    HOLDINGS AND      OTHER
                                            TWA     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------   ------------   ------------   ------------   ------------
                                                       FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995
                                           ------------------------------------------------------------------
Operating revenues.......................  $2,111       $ 31           $ 81           $ (5)         $2,218
Depreciation and amortization............      98          7              1             --             106
Other operating expenses.................   1,980         31             91             (5)          2,097
                                           ------     ------         ------            ---       ------------
  Operating income (loss)................      33         (7)           (11)            --              15
Reorganization items.....................     212         30             --             --             242
Other charges (credits)..................     159         --             16            (64)            111
                                           ------     ------         ------            ---       ------------
  Loss before income taxes and
     extraordinary items.................    (338)       (37)           (27)            64            (338)
Provision for income taxes...............      --         --             --             --              --
                                           ------     ------         ------            ---       ------------
  Loss before extraordinary items........    (338)       (37)           (27)            64            (338)
Extraordinary items......................     141         --             --             --             141
                                           ------     ------         ------            ---       ------------
  Net income (loss)......................  $ (197)      $(37)          $(27)          $ 64          $ (197)
                                           ======   ==========     =========      =========      =========

                                                       GATE
                                                   HOLDINGS AND       OTHER
                                           TWA     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          ------   -------------   ------------   ------------   ------------
                                                    AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                          -------------------------------------------------------------------
Operating revenues......................  $3,197       $  44           $227          $  (60)        $3,408
Depreciation and amortization...........     168          10              5              --            183
Other operating expenses................   3,267          44            254             (60)         3,505
                                          ------      ------         ------       ------------   ------------
  Operating income (loss)...............    (238)        (10)           (32)             --           (280)
Other charges (credits).................     196          --             43             (86)           153
                                          ------      ------         ------       ------------   ------------
  Loss before income taxes and
     extraordinary items................    (434)        (10)           (75)             86           (433)
Provision for income taxes..............      --          --              1              --              1
                                          ------      ------         ------       ------------   ------------
  Loss before extraordinary items.......    (434)        (10)           (76)             86           (434)
Extraordinary items.....................      (2)         --             --              --             (2)
                                          ------      ------         ------       ------------   ------------
  Net income (loss).....................  $ (436)      $ (10)          $(76)         $   86         $ (436)
                                          ======   ==========      =========      =========      =========
Current assets..........................  $  553       $  --           $ 40          $  (25)        $  568
Non-current assets......................   1,887          88            155            (202)         1,928
Current liabilities.....................   1,826          --             48             (27)         1,847
Long-term liabilities and deferred
  credits...............................   1,031          --             94             (59)         1,066
Shareholders' equity (deficit)..........    (417)         88             53            (141)          (417)

10.  CAPITAL STOCK:

     The Company has the authority to issue 300 million shares of capital stock, consisting of 150 million shares of Common Stock, 12.5 million shares of cumulative preferred stock and 137.5 million additional shares of preferred stock. On the '95 Effective Date, TWA issued approximately 17.2 million shares of Common Stock, 6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which are attributable to ALPA represented employees, see Note 11), equity rights for the purchase of approximately 13.2 million shares of Common Stock, warrants for the purchase of approximately 1.7 million shares of Common Stock exercisable over a seven year period at $14.40 per share (the "Seven Year Warrants"), warrants for the purchase of up to 1.15 million shares of Common Stock (for nominal

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES consideration), and $109.0 million aggregate liquidation value of Mandatorily Redeemable 12% Preferred Stock.

     Subsequently, TWA issued 2.07 million additional shares of Common Stock to previous holders of TWA's 10% Senior Secured Notes based upon the subsequent trading prices of securities distributed pursuant to the '95 Reorganization. Additionally, TWA distributed 1.887 million additional shares of Common Stock in payment of interest on the 12% Senior Secured Reset Notes.

     The Employee Preferred Stock is the functional equivalent of Common Stock except for an exclusive right to elect a certain number of directors to the Board of Directors and its liquidation preference of $0.01 per share. Employee Preferred Stock does not have redemption rights. Each share will automatically convert into one share of Common Stock upon the withdrawal of such share from the employee stock trust in which such share is held.

     In October 1995, TWA received approximately $55.3 million in gross proceeds from the exercise of 13,206,247 equity rights, representing substantially all of the related proceeds, and issued 13,206,247 shares of Common Stock. The Company paid a fee of approximately $3.4 million in September 1995 to certain standby purchasers of shares covered by the equity rights.

     At December 31, 1995 there were 1,746,874 Seven Year Warrants outstanding. Additionally, 402,525 warrants for the purchase of Common Stock for nominal consideration were outstanding at December 31, 1995.

     The Company has adopted the 1994 Key Employee Stock Incentive Plan (the "KESIP") which provides for the award of incentive and nonqualified stock options for up to 7% of the Company's post-Restructuring Common Stock and Employee Preferred Stock outstanding as of the first vesting date under the KESIP, excluding any Common Stock issued after the '95 Effective Date not related to the '95 Reorganization. Options granted under the KESIP have a five year life and vest at a rate of 34% upon the first anniversary of the award date, 33% upon the second and 33% upon the third anniversary of the award date. At December 31, 1995 options for 2,243,146 shares had been granted under the KESIP at exercise prices ranging from $4.64 to $11.68. Operating results include charges of $0.02 million and $0.02 million for the eight months ended August 31, 1995 and the four months ended December 31, 1995, respectively, to reflect the excess of the market price of the Common Stock on the date of grant over the exercise price, over the vesting period.

     In December 1995, the Company adopted a Shareholders Rights Plan. Each holder of Common Stock or Employee Preferred Stock received a dividend of one right for each share, entitling the holder to buy one one-hundredth of a share of a new series of preferred stock at a purchase price of $47.50. The rights may become exercisable only under certain conditions whereby certain persons (as defined) become the owner of or commence a tender offer for certain specified percentages of TWA's voting stock and may be redeemed by TWA at $0.01 per right prior to such time. In the event the rights become exercisable, holders would be entitled to receive, without payment of a purchase price, additional shares of Common Stock or be entitled to purchase Common Stock having a market value of twice the purchase price.

     Pursuant to the '95 Reorganization, each of the 12.5 million shares of the then existing preferred stock were converted into, and holders received, 0.1024 shares of Common Stock, 0.0512 equity rights and 0.1180 Seven Year Warrants. Additionally, holders of then existing common stock, other than shares held by trusts for employees, received 0.0213 shares of Common Stock, 0.0107 Equity Rights and 0.0246 Seven Year Warrants.

11.  EARNED STOCK COMPENSATION:

     Pursuant to the '94 Labor Agreements, the Company agreed to provide not less than 30% of the Common Stock and Employee Preferred Stock of the Company on a post-restructured basis in exchange for these

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES concessions (as well as in consideration for their prior equity ownership, which was 45% prior to the 1995 Restructuring). On the '95 Effective Date, approximately 4.7 million shares of Employee Preferred Stock and 1.0 million shares of Common Stock were distributed and allocated to employees through employee stock ownership plans for the benefit of union (other than the ALPA represented employees) and noncontract employees, respectively. The distribution of these shares resulted in a charge to operations in the eight months ended August 31, 1995 of $43.2 million, based upon the market price of TWA's Common Stock at the time.

     Additionally, a "Rabbi Trust" was established to receive the distribution of approximately 1.7 million shares of Employee Preferred Stock attributable to ALPA represented employees. The Rabbi Trust will distribute to an employee benefit plan (the "ESOP") one-third of the shares annually beginning August 1995, subject to certain conditions. Accordingly, operating results in the eight months ended August 31, 1995 include a charge of approximately $4.3 million, representing the value of the shares allocated at such time, based upon the market price of TWA's Common Stock. The operating results for the four months ended December 31, 1995 includes a proportionate charge of approximately $2.0 million for the shares to be allocated to ALPA represented employees in 1996, based upon the then current market price of TWA's Common Stock. The charge to earnings for shares to be allocated to ALPA represented employees in the future will be based upon the value of the shares at that time. Accordingly, material changes in this non-cash charge may occur in periods prior to the allocation of the shares and such changes may be unrelated to the Company's operating performance during such periods.

     Operating results for the eight months ended August 31, 1995 include a non-cash charge of approximately $8.0 million, representing the excess of the fair market value of the shares distributed to employees over the purchase price paid for shares which were sold to employees pursuant to the Equity Rights offering.

     Pursuant to the '94 Labor Agreements and the '95 Reorganization, the Company has adopted a seven year employee stock incentive program (the "ESIP") pursuant to which TWA will grant its union and non-union employees additional shares of Employee Preferred Stock and Common Stock (the "Incentive Shares"), respectively, and such employees will be entitled to purchase additional shares of such stock under certain circumstances through an employee stock purchase arrangement. The ESIP has been designed to enable TWA's employees to increase their level of ownership from 30% to 40%, subject to potential dilution from a non-proportionate exercise of the Equity Rights in October 1995 and from any subsequent issuance of Common Stock, of the combined total number of outstanding Common Stock and Employee Preferred Stock over the five year period commencing in July 1997.

     The first stock grant under the ESIP is to be made on July 15, 1997 in an amount that would increase the level of employee ownership by 2% of the combined total number of then outstanding shares of Common Stock and Employee Preferred if the average trading price of the Common Stock over a thirty day period exceeds a target price of $11.00 per share following January 1, 1997 or would be made on any date thereafter if the average trading price of the Common Stock over a thirty day period exceeds such target price. In subsequent years through the end of the seven year term of the ESIP, the increase in the number of shares of Employee Preferred Stock to be granted under this program would be equivalent to 1.5% in 1998, 1.5% in 1999, 1.0% in 2000, 1.0% in 2001 and 1.0% in 2002 of
the combined total number of shares of Common Stock and Employee Preferred Stock outstanding at the time, and the target prices would increase to $12.10 in 1998, $13.31 in 1999, $14.64 in 2000, $16.11 in 2001 and $17.72 in 2002. If TWA issues additional shares of Common Stock with an aggregate value of more than $20 million to third parties for cash or a reduction in debt at a price equal to or greater then $11.00 per share, the last two scheduled installments of the ESIP would be aggregated and these shares allocated equally to the remaining installments in the program other than those which were scheduled to be made in 2001 and 2002. In addition, pursuant to the ESIP, employees would have the right after July 15, 1997, to purchase over the seven year term of the ESIP additional shares of Employee Preferred Stock in amounts up to an aggregate of 2% of the combined total number of outstanding Common Stock and Employee Preferred Stock at a discount of 20% from the market price. The employees' right to

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES purchase additional shares of Employee Preferred Stock would be accelerated and become immediately exercisable if there is a merger, sale or consolidation of TWA (where TWA is not the surviving entity) at a merger, sale or consolidation price equivalent to in excess of $17.72 per share of Common Stock at a 20% discount from the merger, sale or consolidation price relating to such a transaction.

     The ESIP provides for the grant of additional shares under certain circumstances if the percentage of employee ownership should be reduced below specified levels as a result of the issuance of additional Common Stock to third parties. In the event of a merger, sale or consolidation of TWA where TWA is not the surviving entity, the grants are generally accelerated if the target prices are achieved and, under certain circumstances, additional grants will be made.

     The ESIP also provides that if additional shares are distributed following the '95 Effective Date in respect of the '95 Reorganization, employees will be entitled to receive an additional number of shares of Common Stock and Employee Preferred Stock such that the employees will retain the same level of ownership. No shares have as yet been distributed to employees under this provision and discussions are being held with union representatives to determine the appropriate number of shares to be distributed. The Company believes that, based on these discussions, no more than approximately 950,000 additional shares will be distributed. The number of shares of Employee Preferred Stock outstanding at December 31, 1995 does not reflect any such additional shares.

12.  EXTRAORDINARY ITEMS:

     The extraordinary gain recorded in the four months ended December 31, 1995 was due to the cancellation of debt as a result of a settlement between TWE, a subsidiary, and an aircraft lessor. The extraordinary gain recorded in the eight months ended August 31, 1995 was for the discharge of indebtedness pursuant to the Company's '95 Reorganization.

     The extraordinary charge recorded in 1994 was for a prepayment premium of approximately $2,005,000 related to the sale and lease back of four McDonnell Douglas MD-80 aircraft.

     The extraordinary gain recorded in the ten months ended October 31, 1993 included $172,924,000 from the cancellation in January 1993 of TWA debt securities held by certain Icahn Entities pursuant to the Comprehensive Settlement Agreement and $902,657,000 from the discharge of indebtedness pursuant to the consummation of the '93 Reorganization.

13.  DISPOSITION OF ASSETS:

     Disposition of assets resulted in net gains of approximately $3,330,000 and $1,072,000 for the four months ended December 31, 1995 and full year 1994, respectively, and net losses of $206,000, $348,000 and $2,617,000 for the eight months ended August 31, 1995, the two months ended December 31, 1993 and ten months ended October 31, 1993, respectively.

     In November 1995, TWA entered into an agreement to sublease certain of TWA's leased commissary facilities in Los Angeles. As part of this agreement, TWA sold its commissary furnishings and equipment, resulting in a gain of $2.0 million.

     The 1994 net gain included a gain of approximately $1.3 million on the divestiture of three subsidiaries, Midcoast Aviation, Inc., Travel Marketing Services, Inc., and World Marketing Services, Inc.

     On April 30, 1993, affiliates of TWA and NWA sold substantially all the assets and liabilities of PSP to Worldspan (also see Note 3 -- Investments). The sale resulted in a loss of $1.0 million.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

14.  SPECIAL CHARGES AND OTHER NONRECURRING ITEMS:

     The operating income for the eight months ended August 31, 1995, includes a special charge of $1.7 million for shut-down related expenses of TWE.

     The 1994 operating loss includes an aggregate of $175.1 million in costs associated with special charges and nonrecurring items as further described below.

     In the fourth quarter of 1994, TWA recorded a charge of $36.3 million to salaries, wages and benefits to reflect the estimated portion of the obligation earned to date for payments due to employees represented by the IAM for overtime savings in excess of certain targeted levels established in the '92 Labor Agreement. The amount of this liability has been subsequently reduced to $26.3 million because of certain credits allowed pursuant to the '92 Labor Agreement and a further reduction related to an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Reorganization. The payments will be made in three equal annual installments, beginning in 1998. The IAM has subsequently indicated that it does not agree with the Company's method of computing the amount of the obligation and believes that the amount owed is greater, although they have not indicated any specific amount. The Company does not believe that the IAM is correct in their interpretation of the amount of the obligation and that the amount owed is properly reflected in the consolidated financial statements.

     During 1994, TWA undertook several strategic operational initiatives to improve its competitiveness and reduce its cost structure. Special charges recorded in 1994 include the following principal components: (i) approximately $61 million to reflect the write-off of the carrying value of certain international route authorities which were no longer expected to be utilized in connection with the restructuring of such operations, (ii) approximately $34 million to reflect the write-off of pre-delivery payments and related capitalized interest for certain aircraft on order (also see Note 16 -- Aircraft Commitments), (iii) approximately $24 million to reflect the reduction in the carrying value of certain owned aircraft and spare parts which, under the Company's fleet plan, are expected to be retired and sold and (iv) approximately $15 million for furlough pay and severance costs related to reduction in the number of employees.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

15. INTEREST AND INVESTMENT INCOME, OTHER CHARGES AND CREDITS AND REORGANIZATION ITEMS:

                                                                                                    PRIOR
                                    REORGANIZED                                                  PREDECESSOR
                                      COMPANY                  PREDECESSOR COMPANY                 COMPANY
                                    ------------   -------------------------------------------   -----------
                                    FOUR MONTHS    EIGHT MONTHS        YEAR        TWO MONTHS    TEN MONTHS
                                       ENDED           ENDED          ENDED          ENDED          ENDED
                                    DECEMBER 31,    AUGUST 31,     DECEMBER 31,   DECEMBER 31,   OCTOBER 31,
                                        1995           1995            1994           1993          1993
                                    ------------   -------------   ------------   ------------   -----------
                                                             (AMOUNTS IN THOUSANDS)
Interest and Investment Income:
  Interest income on short-term
     investments..................    $ (7,484)      $ (10,366)      $(12,058)      $ (2,274)     $  (17,262)
  Realized and unrealized losses
     on marketable securities.....          --              --             --             --           1,126
                                    ------------   -------------   ------------   ------------   -----------
          Total Interest and
            Investment Income.....    $ (7,484)      $ (10,366)      $(12,058)      $ (2,274)     $  (16,136)
                                    ==========     ===========     ==========     ==========       =========
Reorganization Items:
  Professional fees and expenses
     related to reorganization
     proceedings..................    $     --       $  13,447       $     --       $     --          11,250
  Charge to reflect IRS Settlement
     Agreement (Note 5)...........          --              --             --             --          15,000
  Net charge (credit) arising from
     the adjustment of assets and
     liabilities to fair value on
     the '95 and '93 Effective
     Dates and other
     reorganization costs.........          --         228,796             --             --        (294,360)
                                    ------------   -------------   ------------   ------------   -----------
          Total Reorganization
            Items.................    $     --       $ 242,243       $     --       $     --      $ (268,110)
                                    ==========     ===========     ==========     ==========       =========
Other Charges and Credits:
  Expenses associated with the
     restructuring of debt and
     flight equipment leases......    $  3,000       $  11,000       $ 11,100       $     --      $       --
  Provisions for losses resulting
     from claims and litigation
     judgments against TWA........          26             351            200            352           1,646
  Foreign currency transaction
     (gains) losses -- net........       1,156             384         (1,941)           187           2,711
  Finance charge income earned on
     receivables carried by TWA...      (2,662)         (6,198)        (9,557)        (1,799)         (9,765)
  Equity in (earnings)/losses of
     TWA's investment in
     Worldspan....................      11,535          (3,607)         3,616          2,636          (5,629)
  Miscellaneous other nonoperating
     charges
     (credits) -- net(a)..........      (5,444)         (4,309)       (32,265)          (765)         (4,725)
                                    ------------   -------------   ------------   ------------   -----------
          Total Other Charges and
            Credits...............    $  7,611       $  (2,379)      $(28,847)      $    611      $  (15,762)
                                    ==========     ===========     ==========     ==========       =========

- ---------------

(a) The amount for 1994 includes certain nonrecurring income amounts aggregating approximately $21.1 million relating to the reduction of certain liabilities established on the '93 Effective Date (also see Note
     18 -- Supplemental Financial Information (Unaudited)).

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

16.  AIRCRAFT COMMITMENTS:

     Purchase options, prepayments, deposits and other arrangements concerning future aircraft deliveries to TWA were as follows as of December 31, 1995 (dollar amounts in thousands):

                                               QUANTITY     AMOUNT      BALANCE      APPROXIMATE
                                                  OF          OF        OF FIRM         TOTAL
                  AIRCRAFT TYPE                AIRCRAFT   PREPAYMENT   COMMITMENT   COMMITMENT(A)
    -----------------------------------------  --------   ----------   ----------   --------------
    Firm Orders:
      Airbus A330-300........................     10       $ 12,002    $  988,187     $1,000,189
      Trent Engines..........................                 3,958        34,828         38,746
                                                                       ----------   --------------
                                                                       $1,023,015     $1,038,935
                                                                        =========   ============
    Purchase Options:
      Airbus A330-300........................     10          2,000
                                                          ----------
              Total Prepayments..............              $ 17,960
                                                           ========

     TWA has entered into purchase agreements with AVSA, S.A.R.L. ("AVSA"), a subsidiary of Airbus Industrie, G.I.E., and with Rolls-Royce plc ("RR"), relating to the purchase of certain aircraft and engines, modules and spare parts to support those aircraft.

     The AVSA Agreement, as amended, includes the following provisions: (i) the delivery of ten A330-300 twin-engine wide body aircraft ("firm aircraft") to TWA beginning in 1999; (ii) allows TWA the option to purchase ten additional aircraft ("option aircraft"); (iii) requires TWA to make predelivery payments totaling nineteen percent of the cost of each aircraft due in installments beginning the thirty-sixth month prior to delivery of each aircraft; (iv) requires AVSA to finance, if certain conditions are met, all predelivery payments except the installment due the first day of the thirtieth month prior to delivery.

     As a result of the rescheduling of delivery dates, the requirement to resume issuance of promissory notes was deferred until April 1996, and TWA agreed to make a cash payment on October 1, 1996 in the principal amount of $893,025 plus interest. Additionally, TWA would be required to issue promissory notes to AVSA in the principal amount of approximately $4.3 million in the months of April, May, June, July and September of 1996. TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement. In the event of cancellation of the AVSA Agreement, prepayments amounting to approximately $14 million would be subject to forfeiture.

     During 1990, TWA executed agreements with RR (the "Equipment Agreement") relating to the purchase of RR engines, modules, and spare parts to support the original 20 firm and 20 option AVSA aircraft. In addition, RR agreed to provide product support with respect to the transaction and to purchase certain promissory notes from TWA to help TWA fund predelivery payments due RR and AVSA as well as certain spares from RR. To secure the promissory notes, TWA assigned to RR TWA's rights under the AVSA Agreement and the Equipment Agreement.

     On October 26, 1993 the Equipment Agreement was amended to include the following provisions: (i) the quantities of spare engine equipment to be purchased by TWA was reduced from nine to six units, which reduced the initial predelivery deposit required and estimated aggregate cost to $3.9 million and $39 million, respectively; (ii) requires TWA to pay to RR 30% of the cost of the equipment in installments prior to delivery and the balance of the cost at delivery; (iii) TWA's promissory note dated January 18, 1991, for approximately $26 million was reinstated in a principal amount of approximately $27.4 million, which represented the principal amount of the original note plus interest due on that note; (iv) required TWA to assume a spare parts purchase agreement dated December 31, 1990 and to pay cure payments in the approximate amount of $2.7 million in two equal installments on June 1, 1994 and June 1, 1995; and (v) RR's obligation to purchase additional notes from TWA under the original equipment agreement was eliminated.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

RR will, however, reduce the amount of TWA's promissory note by approximately $1.3 million for any firm order aircraft subsequently cancelled by AVSA. During July 1995, RR consented to the deferral and rescheduling by TWA and AVSA of A330 aircraft delivery dates, which will defer performance by RR under the Equipment Agreement. In the event of cancellation of the Equipment Agreement, predelivery payments amounting to approximately $3.9 million made by TWA with respect to the Equipment Agreement would be subject to forfeiture.

     In February 1996, TWA entered into a purchase agreement (the "Purchase Agreement") with the Boeing Company ("Boeing") to purchase ten Boeing Model 757-231 aircraft. The Company has secured financial commitments for the aircraft from engine and airframe manufacturers for an estimated aggregate amount of $420 million. The Purchase Price for the aircraft and related spare parts and equipment is approximately $550 million. The final purchase price of each aircraft, is subject to certain economic adjustment factors as defined in the Purchase Agreement. The aircraft are scheduled for delivery in 1997, 1998, and 1999. The Company also received the right, subject to certain conditions, to purchase up to 20 additional aircraft from the manufacturer.

     TWA is required to make certain predelivery payments at various dates prior to the delivery of each aircraft. Concurrent with the Purchase Agreement, TWA entered into a separate agreement to obtain financing for a portion of these predelivery payments. Total aircraft predelivery payments required to be paid by TWA, net of the financing obtained, are approximately $25.6 million in 1996 and $20.7 million in 1997.

17.  FRESH START REPORTING:

     Pursuant to SOP 90-7, TWA adopted fresh start reporting which has resulted in the creation of a new reporting entity and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date. For accounting purposes, the '95 Effective Date was deemed to be September 1, 1995. In the fresh start reporting, an aggregate value of $270 million was assigned to TWA's Common Stock and Employee Preferred Stock. These values were established by management with the assistance of its financial advisors. These valuations considered TWA's expected future performance, relevant industry and economic conditions, and analyses and comparisons with comparable companies.

     The reorganization value of TWA has been allocated to the Reorganized Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. Management obtained valuations from independent third parties which, along with other market and related information and analyses, were utilized in assigning fair values to assets and liabilities. A summary of the impact of the '95 Reorganization and the related fresh start adjustments is presented below. The fresh start adjustments resulted in, among other things, the allocation of substantial amounts to reorganization value in excess of amounts allocable to identifiable assets, the amortization of which, while not requiring the use of cash, will significantly affect future operating results.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     A summary of the impact of the '95 Reorganization Plan and the related fresh start adjustments is presented below (amounts in thousands).

                                                                     SEPTEMBER 1, 1995
                                         --------------------------------------------------------------------------
                                         PREDECESSOR       DEBT        FRESH START         OTHER        REORGANIZED
                                           COMPANY     DISCHARGE(A)   ADJUSTMENTS(B)   ADJUSTMENTS(C)     COMPANY
                                         -----------   ------------   --------------   --------------   -----------
Current Assets:
  Cash and cash equivalents............  $   239,796    $        --     $       --        $     --      $  239,796
  Receivables..........................      297,022         (1,449)            --              --         295,573
  Spare parts, materials and
    supplies...........................      146,191             --             --              --         146,191
  Prepaid expenses and other...........       60,947             --             --              --          60,947
                                         -----------   ------------   --------------   --------------   -----------
         Total Current Assets..........      743,956         (1,449)            --              --         742,507
                                         -----------   ------------   --------------   --------------   -----------
Property and Equipment.................      631,087             --        (24,239)             --         606,848
                                         -----------   ------------   --------------   --------------   -----------
Other Assets:
  Investment in affiliated
    companies..........................      110,325             --             --              --         110,325
  Other investments and
    receivables........................      163,715             --             --              --         163,715
  Routes, gates and slots..............      737,171             --       (278,722)             --         458,449
  Reorganization value in excess of
    amounts allocable to identifiable
    assets.............................      153,840             --             --         685,224         839,064
  Other assets.........................       28,531             --         (9,392)             --          19,139
                                         -----------   ------------   --------------   --------------   -----------
         Total Other...................    1,193,582             --       (288,114)        685,224       1,590,692
                                         -----------   ------------   --------------   --------------   -----------
Total..................................  $ 2,568,625    $    (1,449)    $ (312,353)       $685,224      $2,940,047
                                          ==========   ============   ==============   ==============   ===========
Current Liabilities:
  Current maturities of long-term
    debt...............................  $   472,510    $  (404,665)    $       --        $     --      $   67,845
  Current obligations under capital
    leases.............................       42,643             --           (647)             --          41,996
  Advance ticket sales.................      253,642             --             --              --         253,642
  Accounts payable and other accrued
    expenses...........................      518,030         24,466          3,739              --         546,235
                                         -----------   ------------   --------------   --------------   -----------
         Total.........................    1,286,825       (380,199)         3,092              --         909,718
                                         -----------   ------------   --------------   --------------   -----------
Liabilities Subject To Chapter 11
  Reorganization Proceedings...........      748,855       (748,855)            --              --              --
                                         -----------   ------------   --------------   --------------   -----------
Noncurrent Liabilities and Deferred
  Credits:
  Long-term debt, less current
    maturities.........................           --        765,435             --              --         765,435
  Obligations under capital leases,
    less current obligations...........      317,196             --        (42,440)             --         274,756
  Other noncurrent liabilities and
    deferred credits...................      673,428         18,612        (30,762)             --         661,278
                                         -----------   ------------   --------------   --------------   -----------
         Total.........................      990,624        784,047        (73,202)             --       1,701,469
                                         -----------   ------------   --------------   --------------   -----------
Redeemable Preferred Stock.............           --         58,860             --              --          58,860
                                         -----------   ------------   --------------   --------------   -----------
Shareholders' Equity (Deficiency):
  Old Preferred Stock..................          125             --             --            (125)             --
  Old Common Stock.....................          200             --             --            (200)             --
  Employee Preferred Stock.............           --             --             --              53              53
  New Common Stock.....................           --             --             --             172             172
  Additional paid-in capital...........      161,692        143,800             --         (35,717)        269,775
  Accumulated Deficit..................     (619,696)       140,898       (242,243)        721,041              --
                                         -----------   ------------   --------------   --------------   -----------
         Total.........................     (457,679)       284,698       (242,243)        685,224         270,000
                                         -----------   ------------   --------------   --------------   -----------
Total..................................  $ 2,568,625    $    (1,449)    $ (312,353)       $685,224      $2,940,047
                                          ==========   ============   ==============   ==============   ===========

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

- ---------------

(a) To record the discharge of indebtedness pursuant to the '95 Reorganization and reclassification of debt between current and non-current based upon its revised terms. Debt securities, Mandatorily Redeemable 12% Preferred Stock, Ticket Vouchers and Contingent Payment Rights issued pursuant to the '95 Reorganization have been recorded at their estimated fair values. The excess of indebtedness eliminated over the fair value of securities issued in settlement of those claims, approximately $140.9 million, is reflected as an extraordinary item in the eight months ended August 31, 1995.

(b) To record adjustments to reflect assets and liabilities at fair values. The adjustments to record the fair values of assets and liabilities resulted in a nonrecurring charge to reorganization items of approximately $228.8 million in the eight months ended August 31, 1995. Charges to reorganization items were recorded for various fees and expenses related to the consummation of the '95 Reorganization aggregating approximately $13.4 million. Significant elements of the adjustments to record the fair value of assets and liabilities are summarized below:

     -- Adjustments to reflect the fair value of owned property and equipment under capital leases.
     -- Adjustments to reflect the fair value of TWA's international route authorities, take-off and landing time slots and airport gate leaseholds.
     -- Adjustments to record the present value of the liabilities for postretirement medical and life insurance benefits and certain foreign pension plans to reflect the current postretirement benefit obligation and projected benefit obligation, respectively, utilizing current discount rates.
     -- An adjustment to reduce deferred income taxes to reflect the impact of the preceding adjustments.

(c) To record adjustments to reflect the elimination of the remaining deficit in shareholders' equity after the adjustments arising from (a) and (b) above and to reflect the associated reorganization value in excess of amounts allocable to identifiable assets.

     In 1993 TWA applied fresh start reporting, in accordance with SOP 90-7, which resulted in the creation of a new reporting entity and the Company's assets and liabilities being adjusted to reflect fair values on the '93 Effective Date. For accounting purposes, the '93 Effective Date was deemed to be November 1, 1993. In the fresh start reporting, aggregate values of $75 million and $31.25 million were assigned to TWA's newly authorized common stock and newly authorized preferred stock, respectively. These values were established by management with the assistance of its financial advisors. These valuations considered TWA's expected future performance, relevant industry and economic conditions, and analyses and comparisons with comparable companies at that time.

     The reorganization value of TWA was allocated to the Company's assets and liabilities in a manner similar to the purchase method of accounting for a business combination. Management obtained valuations from independent third parties which, along with other market and related information and analyses, were utilized in assigning fair values to assets and liabilities. The excess of the reorganization value over the fair value of identifiable tangible and intangible assets has been reflected in the Company's balance sheet as reorganization value in excess of amounts allocable to identifiable assets.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     A summary of the impact of the '93 Reorganization Plan and the related fresh start adjustments is presented below (amounts in thousands).

                                                                         NOVEMBER 1, 1993
                                            --------------------------------------------------------------------------
                                            PREDECESSOR       DEBT        FRESH START         OTHER        REORGANIZED
                                              COMPANY     DISCHARGE(A)   ADJUSTMENTS(B)   ADJUSTMENTS(C)     COMPANY
                                            -----------   ------------   --------------   --------------   -----------
Current Assets:
  Cash and cash equivalents...............  $    50,518   $     65,537      $     --         $     --      $   116,055
  Receivables.............................      399,735             --            --               --          399,735
  Spare parts, materials and supplies.....      183,884             --            --               --          183,884
  Prepaid expenses and other..............       66,676             --            --               --           66,676
                                            -----------   ------------   --------------   --------------   -----------
         Total Current Assets.............      700,813         65,537            --               --          766,350
                                            -----------   ------------   --------------   --------------   -----------
Property and Equipment....................    1,004,555             --       (69,098)              --          935,457
                                            -----------   ------------   --------------   --------------   -----------
Other Assets:
  Investment in affiliated companies......       67,328             --        46,879               --          114,207
  Other investments and receivables.......      335,361       (143,000)       (5,320)              --          187,041
  Routes, gates and slots.................           --             --       862,875               --          862,875
  Reorganization value in excess of
    amounts allocable to identifiable
    assets................................           --             --            --          169,179          169,179
  Other assets............................       29,652             --       (13,902)              --           15,750
                                            -----------   ------------   --------------   --------------   -----------
         Total Other......................      432,341       (143,000)      890,532          169,179        1,349,052
                                            -----------   ------------   --------------   --------------   -----------
Total.....................................  $ 2,137,709   $    (77,463)     $821,434         $169,179      $ 3,050,859
                                            ============  ============   ============     ============      ==========
Current Liabilities:
  Current maturities of long-term debt....  $   226,215   $   (164,818)     $     --         $     --      $    61,397
  Current obligations under capital
    leases................................        2,724         41,571        (3,586)              --           40,709
  Advance ticket sales....................      241,643             --            --               --          241,643
  Accounts payable and other accrued
    expenses..............................      479,442         13,685        12,240               --          505,367
                                            -----------   ------------   --------------   --------------   -----------
         Total............................      950,024       (109,562)        8,654               --          849,116
                                            -----------   ------------   --------------   --------------   -----------
Liabilities Subject To Chapter 11
  Reorganization Proceedings..............    1,829,419     (1,829,419)           --               --               --
                                            -----------   ------------   --------------   --------------   -----------
Noncurrent Liabilities and Deferred
  Credits:
  Long-term debt, less current
    maturities............................      544,601        525,884            --               --        1,070,485
  Obligations under capital leases, less
    current obligations...................       36,508        360,477       (15,697)              --          381,288
  Other noncurrent liabilities and
    deferred credits......................      143,353             --       500,367               --          643,720
                                            -----------   ------------   --------------   --------------   -----------
         Total............................      724,462        886,361       484,670               --        2,095,493
                                            -----------   ------------   --------------   --------------   -----------
Shareholders' Equity (Deficiency):
  Old preferred stock.....................       99,000             --            --          (99,000)              --
  Old common stock........................          259             --            --             (259)              --
  Preference stock........................        5,000             --            --           (5,000)              --
  New Preferred Stock.....................           --            125            --               --              125
  New Common Stock........................           --            110            90               --              200
  Additional paid-in capital..............      (75,922)        72,265        33,660           75,922          105,925
  Accumulated deficit.....................   (1,394,533)       902,657       294,360          197,516               --
                                            -----------   ------------   --------------   --------------   -----------
         Total............................   (1,366,196)       975,157       328,110          169,179          106,250
                                            -----------   ------------   --------------   --------------   -----------
Total.....................................  $ 2,137,709   $    (77,463)     $821,434         $169,179      $ 3,050,859
                                            ============  ============   ============     ============      ==========

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

- ---------------

(a) To record the discharge of indebtedness pursuant to the '93 Reorganization Plan and reclassification of debt and capital lease obligations between current and non-current based upon their revised terms. Cash and cash equivalents reflect the receipt of approximately $143 million of amounts held in escrow (included in other investments and receivables) and the payment of approximately $102 million to holders of the 15% Senior Secured Notes on the '93 Effective Date. Additionally, the adjustment to cash and cash equivalents reflects the receipt of approximately $25 million in net proceeds from the sale and leaseback of certain assets on the '93 Effective Date. Debt securities issued pursuant to the '93 Reorganization were recorded at their estimated fair value on the '93 Effective Date. The excess of indebtedness eliminated over the fair value of securities issued in settlement of those claims, approximately $902.7 million, is reflected as an extraordinary item in the ten months ended October 31, 1993.

(b) To record adjustments to reflect assets and liabilities at fair values. The adjustments to record the fair values of assets and liabilities resulted in a nonrecurring credit to reorganization items of approximately $339.6 million in the ten months ended October 31, 1993. Charges to reorganization items were recorded for various items related to the consummation of the '93 Reorganization aggregating approximately $45.1 million. Such charges included a charge of $33.8 million relating to the value of nine million shares of common stock contributed to employee trusts on the '93 Effective Date, pursuant to the '93 Reorganization, estimated costs of the relocation of TWA's corporate headquarters to St. Louis of approximately $10.2 million and various other fees and expenses associated with the consummation of the '93 Reorganization. Significant elements of the adjustments to record the fair value of assets and liabilities are summarized below:

     -- Adjustments to reflect the fair value of owned property and equipment under capital leases.
     -- Adjustments to reflect the fair value of TWA's interest in affiliated companies, including Worldspan.
     -- Adjustments to reflect the fair value of TWA's international route authorities, take-off and landing time slots and airport gate leaseholds.
     -- Adjustments to reflect the fair value of capital lease obligations using current rates of interest.
     -- An adjustment of $405.4 million to accrue the accumulated postretirement benefit obligation, including the unamortized transition obligation related to SFAS No. 106.
     -- An adjustment of $14.8 million to record the excess of projected benefit obligations over plan assets of TWA's pension plans covering certain foreign employees and the estimated impact of the pending termination of one of the pension plans.
     -- An adjustment of $66.4 million to record a deferred credit representing the present value of the excess of contractual aircraft rents over current fair market rents during the remaining term of aircraft operating leases.
     -- An adjustment of $16 million to record deferred income taxes.

(c) To record adjustments to reflect the elimination of the remaining deficit in shareholders' equity after the adjustments arising from (a) and (b) above and to reflect the associated excess of reorganization value over amounts allocable to identifiable assets.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

18.  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED):

     Selected consolidated financial data (unaudited) for each quarter within 1995 and 1994 are as follows (amounts in thousands):

                                           FIRST        SECOND        THIRD          FOURTH
                                          QUARTER      QUARTER       QUARTER         QUARTER
                                         ---------     --------     ---------       ---------
    Reorganized Company
    Four Months Ended December 31, 1995
    Operating revenues.................. $      --     $     --     $ 293,890(a)    $ 804,584
                                         =========     ========     =========       =========
    Special charges (note 13)........... $      --     $     --     $      --(a)    $      --
                                         =========     ========     =========       =========
    Operating income.................... $      --     $     --     $   9,308(a)    $   1,138
                                         =========     ========     =========       =========
    Disposition of assets, gains
      (losses)--net..................... $      --     $     --           (50)(a)   $   3,380
                                         =========     ========     =========       =========
    Loss before extraordinary item...... $      --     $     --     $  (2,347)(a)   $ (31,291)
                                         =========     ========     =========       =========
    Extraordinary items................. $      --     $     --     $      --(a)    $   3,500
                                         =========     ========     =========       =========
    Net loss............................ $      --     $     --     $  (2,347)(a)   $ (27,791)
                                         =========     ========     =========       =========
    Per share amounts:
      Loss before extraordinary items... $      --     $     --     $    (.16)(a)   $    (.93)
                                         =========     ========     =========       =========
      Extraordinary item................ $      --     $     --     $      --(a)    $     .09
                                         =========     ========     =========       =========
      Net loss.......................... $      --     $     --     $    (.16)(a)   $    (.84)
                                         =========     ========     =========       =========
    Predecessor Company
    Eight Months Ended August 31, 1995
    Operating revenues.................. $ 692,320      860,506     $ 665,529(b)    $      --
                                         =========     ========     =========       =========
    Special charges (note 13)........... $      --     $     --     $   1,730(b)    $      --
                                         =========     ========     =========       =========
    Operating income (loss)............. $ (76,261)    $ 54,382     $  36,521(b)    $      --
                                         =========     ========     =========       =========
    Reorganization items................ $      --     $     --     $ 242,243(b)    $      --
                                         =========     ========     =========       =========
    Disposition of assets, gains
      (losses)--net..................... $    (271)    $    (67)          132(b)    $      --
                                         =========     ========     =========       =========
    Income (loss) before extraordinary
      item.............................. $(122,795)    $  5,168     $(220,586)(b)   $      --
                                         =========     ========     =========       =========
    Extraordinary items................. $      --     $     --     $ 140,898(b)    $      --
                                         =========     ========     =========       =========
    Net income (loss)................... $(122,795)    $  5,168     $ (79,688)(b)   $      --
                                         =========     ========     =========       =========
    Predecessor Company
    Year Ended December 31, 1994
    Operating revenues.................. $ 760,648     $884,524     $ 990,271       $ 772,259
                                         =========     ========     =========       =========
    Special charges (note 13)........... $      --     $     --     $  13,337       $ 125,512
                                         =========     ========     =========       =========
    Operating income (loss)............. $ (79,523)    $(18,647)    $  34,695       $(216,019)
                                         =========     ========     =========       =========
    Disposition of assets, gains
      (losses) -- net................... $     445     $   (232)    $     435       $     424
                                         =========     ========     =========       =========
    Income (loss) before extraordinary
      item.............................. $(122,437)    $(58,150)    $  (8,012)      $(245,230)
                                         =========     ========     =========       =========
    Extraordinary items................. $  (2,005)    $     --     $      --       $      --
                                         =========     ========     =========       =========
    Net loss............................ $(124,442)    $(58,150)    $  (8,012)      $(245,230)
                                         =========     ========     =========       =========

- ---------------

(a) One month ended September 30, 1995.
(b) Two months ended August 31, 1995.

     The results for each period include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business is highly seasonal with the second and third quarters of the calendar year historically producing substantially better operating results than the first and fourth quarters.

     The results for the fourth quarter of 1995 include several adjustments to operating expenses to reflect changes in estimates, including a reduction in passenger sales commissions of approximately $6.7 million and a reduction in employee benefits and workers compensation costs of $6.2 million.

     The results for the fourth quarter of 1994 include a reduction of non-operating expenses of approximately $21.1 million to reflect reductions of certain liabilities which were estimated on the '93 Effective Date, including obligations for payments of professional fees and expenses, certain priority taxes and other similar obligations. Subsequent negotiations, settlements and Bankruptcy Court orders during 1994 substantially reduced these estimated liabilities.

     The results for the fourth quarter of 1994 also include a charge to operating expenses of approximately $36.3 million to reflect an obligation for payments due employees represented by the IAM (also See Note 14 -- Special Charges and Other Nonrecurring Items).

     The results for the second quarter of 1994 include a reduction of operating expenses of approximately $11.7 million to reflect the receipt by TWA of a refund of certain landing fee charges and other related items from the British government. The refund was received in settlement of TWA's claim for excess charges during the period 1982 to 1989.

19.  FOREIGN OPERATIONS:

     TWA conducts operations in various foreign countries, principally in Europe and the Middle East. Operating revenues from foreign operations were approximately $228.7 million in the four months ended December 31, 1995, $474.4 million in the eight months ended August 31, 1995, $794.1 million in the year ended December 31, 1994, $107.1 million in the two months ended December 31, 1993 and $660.5 million in the ten months ended October 31, 1993.

20.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures with regards to fair values of all financial instruments, whether recognized or not recognized in the balance sheet, subject to certain exceptions. Solely for purposes of complying with this accounting standard, the Company has estimated the fair value of certain of its financial instruments, as further described below. Because no market exists for a significant portion of TWA's financial instruments, fair value estimates provided below are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The discussion of financial instruments below conforms with the presentation in the Consolidated Balance Sheet and relates to the amounts at December 31, 1995 and 1994.

          (a) Cash, cash equivalents and receivables: The carrying amounts of these assets is estimated to approximate fair value due to the generally short maturities of these instruments.

          (b) Other investments and receivables: The carrying amount of these assets are estimated to approximate fair value due to the generally short maturities of the underlying instruments which are, however, classified as long-term assets because TWA's ability to access these amounts is generally restricted by contractual provisions.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

          (c) Accounts payable and other accrued liabilities: The carrying amount of these liabilities are estimated to approximate fair value due to the generally short maturities of these instruments.

          (d) Debt: At December 31, 1995 and December 31, 1994, approximately $145.2 million and $337.9 million, respectively, of the carrying value of TWA's debt was traded publicly. The aggregate market value of such debt was approximately $160.4 million and $194.8 million on those dates, respectively. The Company believes the fair value of the remaining debt which had an aggregate carrying value of approximately $686.4 million and $764.2 million at December 31, 1995 and 1994, respectively, was approximately $644.5 million and $616.0 million on those dates.

          (e) Mandatorily Redeemable 12% Preferred Stock: At December 31, 1995 the carrying value of TWA's Mandatorily Redeemable 12% Preferred Stock was $61.4 million. The aggregate market value of such stock was approximately $74.1 million on this date.

                                                                     SCHEDULE II

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1995,
                    THE EIGHT MONTHS ENDED AUGUST 31, 1995,
                       THE YEAR ENDED DECEMBER 31, 1994,
                    THE TWO MONTHS ENDED DECEMBER 31, 1993,
                   AND THE TEN MONTHS ENDED OCTOBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                                                    COLUMN C
                                                      COLUMN B     ----------                   COLUMN E
                                                    ------------   ADDITIONS                   ----------
                     COLUMN A                        BALANCE AT    CHARGED TO    COLUMN D      BALANCE AT
- --------------------------------------------------  BEGINNING OF    COSTS &     ----------       END OF
                   DESCRIPTION                         PERIOD       EXPENSES    DEDUCTIONS       PERIOD
- --------------------------------------------------  ------------   ----------   ----------     ----------
                                                                   (AMOUNTS IN THOUSANDS)
Four Months ended December 31, 1995
  Reserves deducted from assets to which they
  apply:
     Allowance for doubtful accounts..............    $ 16,155      $    700     $  3,338(a)    $ 13,517
                                                       =======       =======      =======        =======
     Allowance for obsolescence...................    $     --      $  2,308     $    107       $  2,201
                                                       =======       =======      =======        =======
Eight Months ended August 31, 1995
  Reserves deducted from assets to which they
  apply:
     Allowance for doubtful accounts..............    $ 14,832      $  6,781     $  5,458(a)    $ 16,155
                                                       =======       =======      =======        =======
     Allowance for obsolescence...................    $ 20,928      $  4,604     $ 25,532(b)    $     --
                                                       =======       =======      =======        =======
Year ended December 31, 1994
  Reserves deducted from assets to which they
  apply:
     Allowance for doubtful accounts..............    $ 11,159      $ 16,267     $ 12,594(a)    $ 14,832
                                                       =======       =======      =======        =======
     Allowance for obsolescence...................    $  1,470      $ 19,837     $    379       $ 20,928
                                                       =======       =======      =======        =======
Two Months ended December 31, 1993
  Reserves deducted from assets to which they
  apply:
     Allowance for doubtful accounts..............    $ 11,893      $  2,602     $  3,336(a)    $ 11,159
                                                       =======       =======      =======        =======
     Allowance for obsolescence...................    $     --      $  1,482     $     12       $  1,470
                                                       =======       =======      =======        =======
Ten Months ended October 31, 1993
  Reserves deducted from assets to which they
  apply:
     Allowance for doubtful accounts..............    $ 10,361      $ 13,342     $ 11,810(a)    $ 11,893
                                                       =======       =======      =======        =======
     Allowance for obsolescence...................    $ 54,044      $  7,470     $ 61,514(c)    $     --
                                                       =======       =======      =======        =======

- ---------------

(a) Accounts written off, less recoveries.
(b) Includes adjustment to eliminate allowance for obsolescence in the amount of $25,146 in connection with fresh start reporting.
(c) Includes adjustment to eliminate allowance for obsolescence in the amount of $61,252 in connection with fresh start reporting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996
                                            TRANS WORLD AIRLINES, INC.

                                            By:   /s/JEFFREY H. ERICKSON
                                                 Jeffrey H. Erickson
                                                 President and Chief
                                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                      DATE
- ----------------------------------------   -----------------------------------------------------
/s/ JEFFREY H. ERICKSON                    President and Chief Executive          March 29, 1996
Jeffrey H. Erickson                        Officer (Principal Executive
                                           Officer)
/s/ ROBERT A. PEISER                       Executive Vice President -- Finance     March 29, 1996
Robert A. Peiser                           and Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)
WILLIAM F. COMPTON*                        Director                               March 29, 1996
William F. Compton
EUGENE P. CONESE*                          Director                               March 29, 1996
Eugene P. Conese
/s/ JEFFREY H. ERICKSON                    Director                               March 29, 1996
Jeffrey H. Erickson
GERALD L. GITNER*                          Director                               March 29, 1996
Gerald L. Gitner
WILLIAM M. HOFFMAN*                        Director                               March 29, 1996
William M. Hoffman
THOMAS H. JACOBSEN*                        Director                               March 29, 1996
Thomas H. Jacobsen
MYRON KAPLAN*                              Director                               March 29, 1996
Myron Kaplan
JAMES A. LAWRENCE*                         Director                               March 29, 1996
James A. Lawrence
JEWEL LAFONTANT-MANKARIOUS*                Director                               March 29, 1996
Jewel Lafontant-Mankarious
THOMAS F. MEAGHER*                         Chairman of the Board                  March 29, 1996
Thomas F. Meagher
WILLIAM O'DRISCOLL*                        Director                               March 29, 1996
William O'Driscoll

               SIGNATURE                                  TITLE                      DATE
- ----------------------------------------   -----------------------------------------------------
G. JOSEPH REDDINGTON*                      Director                               March 29, 1996
G. Joseph Reddington
LAWRENCE K. ROOS*                          Director                               March 29, 1996
Lawrence K. Roos
WILLIAM W. WINPISINGER*                    Director                               March 29, 1996
William W. Winpisinger
*By:/s/ ROBERT A. PEISER                                                          March 29, 1996
     Robert A. Peiser
     Attorney-in-fact

EXHIBITS.
   *2.1.1     Second Amended Plan of Reorganization, dated May 28, 1993 (Exhibit 28.1 to 6/93
              8-K)
   *2.1.2     Modifications to the Second Amended Plan of Reorganization, dated August 10, 1993;
              Supplemental Modifications to the Second Amended Plan of Reorganization, dated
              August 11, 1993; and Second Supplemental Modifications to the Second Amended Plan
              of Reorganization, dated August 12, 1993 (Exhibit 2.1 to 6/93 10-Q)
   *2.2       Confirmation Order, dated August 12, 1993, with Exhibits A-L attached (Exhibit 2.2 to 6/93
              10-Q)
   *2.3       Final Decree, dated June 21, 1995, related to the '93 Reorganization (Exhibit 2.3 to 6/95 10-Q)
   *2.4       Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Registrant's
              Registration Statement on Form S-4, Registration Number 33-84944, as amended.)
   *2.5       Modifications to Joint Plan of Reorganization, dated July 14, 1995 and
              Supplemental Modifications to Joint Plan of Reorganization dated August 2, 1995
              (Exhibit 2.5 to 6/95 10-Q)
   *2.6       Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of
              Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to
              6/95 10-Q)
   2.7        Final Decree, dated December 28, 1995, related to the '95 Reorganization
   *3(i)      Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc.
              (2)
   *3(ii)     Amended and Restated By-Laws of Trans World Airlines, Inc., effective July 25,
              1995 (Exhibit 3(ii) to 6/95 10-Q)
   3(iii)     Second Amended and Restated Certificate of Incorporation of the Registrant
   *4.1       Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National
              Trust, N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)
   *4.2       IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated
              August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee
              (Exhibit 4.4 to 9/93 10-Q)
   *4.3       IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA
              Trustee (Exhibit 4.5 to 9/93 10-Q)
   *4.4       Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993,
              First Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31, 1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)
   *4.5       ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee (Exhibit
              4.7 to 9/93 10-Q)
   *4.6       Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust,
              N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other
              Employee Trustee (each as defined therein), as amended by the Addendum to
              Stockholders dated November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)
   *4.7       Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial
              Significant Holders (Exhibit 4.9 to 9/93 10 -Q)
   *4.8       Indenture between TWA and Shawmut Bank, National Association, dated November 3,
              1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93
              10-Q)
   *4.9       Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)
   *4.10      Indenture between TWA and American National Bank and Trust Company of Chicago,
              N.A., dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001 (Exhibit
              4.12 to 9/93
              10-Q)
   *4.11      Indenture between TWA and Shawmut Bank Connecticut, National Association, dated
              November 3, 1993 relating to TWA's 11% Senior Secured Notes Due 1997 (Exhibit 4.13
              to 9/93 10-Q)
   *4.12      The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of
              January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)
   *4.13      TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994 (Exhibit
              4.13 to 9/95 10-Q)
   *4.14      TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
              (Exhibit 4.14 to 9/95 10-Q)

EXHIBITS.
   *4.15      TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August
              23, 1995 (Exhibit 4.15 to 9/95 10-Q)
   *10.1.1    Icahn Receivables Facility Loan documents, dated January 5, 1993 (Exhibit
              10(iv)(4) to '92
              10-K)
   *10.1.2    Icahn Asset-Based Facility Loan documents, dated January 5, 1993 (Exhibit
              10(iv)(5) to '92
              10-K)
   *10.2.1    Asset Purchase Agreement, dated as of November 4, 1993, between TWA and St. Louis
              (Exhibit 10.2 to 9/93 10-Q)
   *10.2.2    Equipment Operating Lease Agreement, dated November 4, 1993, between TWA and St.
              Louis (Exhibit 10.2 to 9/93 10-Q)
   *10.2.3    Cargo Use Amendment, dated November 4, 1993 between TWA and St. Louis (Exhibit F to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)
   *10.2.4    Use Amendment 1993, dated November 4, 1993, between TWA and St. Louis (Exhibit E to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)
   *10.3.1    Amendment Number One to the Note Purchase and Security Agreement, dated October
              26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)
   *10.3.2    Amendment Number One to the Equipment Purchase Contract, dated October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)
   *10.4      Amendment Number Two to the AVSA Agreement dated June 1, 1989 between TWA and
              AVSA, dated August 25, 1993 (Exhibit 10.4 to 9/93 10-Q)
   *10.5.1    First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N605TW (Exhibit 10.5 to 9/93 10-Q)
   *10.5.2    First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N603TW (Exhibit 10.5 to 9/93 10-Q)
   *10.5.3    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors,and ITOCHU, as to ITOCHU Amendment No. 1 (Exhibit
              10.5 to 9/93
              10-Q)
   *10.5.4    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU Amendment No. 2 (Exhibit
              10.5 to 9/93
              10-Q)
   *10.6.1    Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement No.
              1, dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N601TW (Exhibit 10.6 to 9/93 10-Q)
   *10.6.2    Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement,
              dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft
              N603TW (Exhibit 10.6 to 9/93 10-Q)
   *10.6.3    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 1 (Exhibit 10.6
              to 9/93 10-Q)
   *10.6.4    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 2 (Exhibit 10.6
              to 9/93 10-Q)
   *10.7.1    Purchase Agreement, dated October 5, 1993, between TWA and Pacific AirCorp 747,
              Inc. with respect to aircraft N93107 and N93108 (Exhibit 10.7 to 9/93 10-Q)
   *10.7.2    Lease Agreement 107, dated October 5, 1993, between Pacific AirCorp 747, Inc. and
              TWA with respect to aircraft N93107 (Exhibit 10.7 to 9/93 10-Q)
   *10.7.3    Lease Agreement 108, dated October 5, 1993, between Pacific AirCorp 747, Inc. and
              TWA with respect to aircraft N93108 (Exhibit 10.7 to 9/93 10-Q)
   *10.8      '92 Labor Agreements (Exhibits 2.1, 2.2 and 2.3 to 9/92 8-K)
   *10.9      Comprehensive Settlement Agreement, dated January 5, 1993 (Exhibit 10(iv)(1) to
              '92 10-K)
   10.9.1     Omnibus Amendment and Supplement to Agreements between TWA and Karabu Corp. dated as of March 28, 1994(1)
   *10.10.1   Orders of the Bankruptcy Court, dated October 29, 1993 and September 8, 1993, respectively, relating to employment and severance of Glenn R. Zander (Exhibit
              10.10 to '93 10-K)
   *10.10.2   Order of the Bankruptcy Court, dated January 12, 1993, designating Glenn R. Zander and Robert H. H. Wilson as Responsible Persons of TWA (Exhibit 10.10 to '93 10-K)

EXHIBITS.
   *10.10.3   Amended Letter Agreement, dated January 7, 1993, between TWA and Glenn R. Zander relating to employment by TWA (Exhibit 10.10 to '93 10-K)
   *10.11     Amended Letter Agreement, dated January 7, 1993, between TWA and Robert H. H.
              Wilson relating to employment by TWA (Exhibit 10.11 to '93 10-K)
   *10.12     Agreement, dated January 6, 1994, between TWA and William R. Howard relating to resignation and termination of employment agreement (Exhibit 10.12 to '93 10-K)
   *10.13     Memorandum of Understanding, dated April 13, 1994, between TWA and Jeffrey H.
              Erickson relating to employment by TWA (Exhibit 10.13 to 3/94 10-Q)
   *10.14     Letter Agreement, dated April 15, 1994, between TWA and Richard P. Magurno relating to employment by TWA (Exhibit 10.14 to 3/94 10-Q)
   *10.15     Letter Agreement, dated June 29, 1994, between TWA and Mark J. Coleman relating to employment by TWA (Exhibit 10.15 to 6/94 10-Q)
   *10.16     Form of Indemnification Agreement between TWA and individual members of the TWA
              Board of Directors relating to indemnification of director (Exhibit 10.16 to 6/94
              10-Q)
   *10.17     Form of Stock Appreciation Right Agreement between TWA and certain executive officers of TWA relating to the grant of certain stock appreciation rights
              (Exhibit 10.17 to 6/94 10-Q)
   *10.18     Letter Agreement, dated August 10, 1994, between TWA and Robert H. H. Wilson
              ("Wilson") relating to a severance agreement between TWA and Wilson (Exhibit 10.18 to 6/94 10-Q)
   10.19      Letter Agreement, dated August 30, 1994, between TWA and Robert A. Peiser relating to employment by TWA(1)
   10.20.1    Purchase Agreement, dated as of December 15, 1993 between TWA and Pacific AirCorp
              DC9, Inc. with respect to aircraft N927L and N928L(1)
   10.20.2    Lease Agreement 927, dated as of December 15, 1993, between Pacific AirCorp DC9,
              Inc. and TWA with respect to aircraft N927L(1)
   10.20.3    Lease Agreement 928, dated as of December 15, 1993, between Pacific AirCorp DC9,
              Inc. and TWA with respect to aircraft N928L(1)
   10.21.1    Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc. dated
              March 31, 1994, with respect to aircraft N950U(1)
   10.21.2    Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc., dated
              March 31, 1994, with respect to aircraft N953U(1)
   10.21.3    Lease Agreement, dated as of March 31, 1994 between Mitsui & Co. (U.S.A.), Inc.
              and TWA with respect to aircraft N950U and N953U(1)
   10.21.4    Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N951U(1)
   10.21.5    Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N952U(1)
   10.21.6    Lease Agreement, dated as of March 31, 1994 between McDonnell Douglas Finance
              Corporation and TWA with respect to aircraft N951U and N952U(1)
   10.22.1    Aircraft Purchase Agreement, dated March 31, 1994, between McDonnell Douglas
              Finance Corporation and TWA with respect to aircraft N306TW (formerly N534AW)(1)
   10.22.2    Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as Mortgagor, and McDonnell Douglas Finance Corporation, as Mortgagee, with respect to N306TW
              (formerly N534AW)(1)
   10.22.3    Chattel Mortgage, dated as of March 31, 1994 by TWA as Mortgagor, in favor of
              McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft
              N306TW (formerly N534AW)(1)
   10.23      Commuter Air Service Agreement dated July 22, 1992, between TWA and Trans World
              Express, Inc.(1)
   10.24      Commuter Air Service Agreement dated October 27, 1993, between TWA and Alpha
              Air(1)
   10.25      Air Service Agreement dated October 1, 1994, between TWA and Trans States
              Airlines, Inc.(1)
   10.26      Consulting Agreement between TWA and Fieldstone, Private Capital Group, L.P. dated
              July 11, 1994(1)
   10.27      Consulting Agreement dated July 15, 1994, between TWA and Simat, Helliesen &
              Eichner, Inc.(1)

EXHIBITS.
   10.28.1    Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and
              Browsh & Associates, Inc.(1)
   10.28.2    Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and
              Travel Marketing Holding Corporation(1)
   10.29.1    Term Sheet dated September 13, 1994 relative to sale of Midcoast Aviation, Inc.
              executed by Midcoast Aviation, Inc. and Sabreliner Corporation(1)
   10.29.2    Acquisition Agreement dated as of October 31, 1994 relative to the sale of
              Midcoast Aviation, Inc. executed by Midcoast Aviation, Inc., and Sabreliner
              Corporation(1)
   *10.29.3   Addendum to Stock Purchase Agreement (identified in 10.29.2) dated October 31,
              1994 (Exhibit 10.29.3 to 9/94 10-Q)
   *10.29.4   Addendum to Stock Purchase Agreement (identified in 10.29.2) dated November 2,
              1994 (Exhibit 10.29.4 to 9/94 10-Q)
   10.30      Acquisition Agreement for sale of Airport Terminal Services, Inc. dated September
              9, 1994, among TWA, Airport Terminal Services, Inc., Richard S. Hawes, III,
              Richard B. Hawes, and Midcoast Aviation, Inc.(1)
   10.31.1    Form of Agreement dated as of August 31, 1994, between TWA and the Air Line Pilots
              Association, International(1)
   10.31.2    Form of Agreement dated as of September 1, 1994, between TWA and the International
              Association of Machinists and Aerospace Workers(1)
   10.31.3    Form of Agreement dated as of September 1, 1994, between TWA and the Independent
              Federation of Flight Attendants(1)
   *10.31.4   Form of Agreement dated as of September 1, 1994, between TWA and the Transport
              Workers Union of America (Exhibit 10.31.4 to 9/94 10-Q)
   10.32.1    Trust Agreement dated as of August 24, 1994 between and among TWA, the
              International Association of Machinists and Aerospace Workers, the Independent
              Federation of Flight Attendants, the Air Line Pilots Association, International,
              United States Trust Company of New York(1)
   10.32.2    Stock Pledge and Intercreditor Agreement dated as of August 24, 1994 among TWA,
              TWA Stock Holding Company, Inc. and United States Trust Company of New York(1)
   10.33.1    Key Employee Stock Incentive Plan(1)
   10.33.2    Form of Option Agreements for options issued pursuant to the 1994 Key Employee
              Stock Incentive Plan(1)
   10.34      Form of Pledge and Security Agreement dated as of August 23, 1995 by TWA Gate
              Holdings, Inc. in favor of First Security Bank of Utah, National Association, as
              trustee for the 12% Senior Preferred Stock(1)
   *10.35     Letter Agreement, dated January 25, 1995 between TWA and Don Monteath relating to employment by TWA and March 9, 1995 letter amending such Agreement (Exhibit 10.35 to '94 10-K)
   *10.36     Letter Agreement, dated March 24, 1995 between TWA and Joseph R. Vilmain relating to employment by TWA (Exhibit 10.36 to 6/95 10-Q)
   *10.37     Extension, Refinancing and Consent Agreement between TWA, Karabu Corp, Pichin
              Corp, and Carl C. Icahn and the "Icahn Entities" dated as of June 14, 1995
              (Exhibit 10.37 to 9/95 10-Q)
   10.37.1    Karabu Ticket Program Agreement between TWA and Karabu Corp. dated as of June 14,
              1995
   *10.38     Trans World Airlines, Inc. Stock Purchase Warrant to Purchase Shares of Common
              Stock, dated August 23, 1995 (Exhibit 10.38 to 9/95 10-Q)
   *10.39     Stand-By Purchase Agreement dated as of August 8, 1995 between Trans World
              Airlines, Inc., M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd. a British Virgin
              Islands Company (Exhibit 10.39 to 9/95 10-Q)
   *10.40     Voucher Purchase Agreement dated as of October 18, 1995 between TWA and M.D. Sass
              Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass
              Re/Enterprise International Ltd. a British Virgin Islands Company (Exhibit 10.40
              to 9/95 10-Q)
   *10.41     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Elliott
              Associates L.P., a Delaware limited partnership (Exhibit 10.41 to 9/95 10-Q)
   *10.42     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              Westgate International L.P., a Cayman Islands limited partnership (Exhibit 10.42 to 9/95 10-Q)

EXHIBITS.
   *10.43     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and United
              Equities (Commodities) Company, a New York general partnership (Exhibit 10.43 to
              9/95 10-Q)
   *10.44     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Grace
              Brothers, Ltd., an Illinois limited partnership (Exhibit 10.44 to 9/95 10-Q)
   *10.45     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and First
              Capital Alliance, L.P., an Illinois limited partnership (Exhibit 10.45 to 9/95
              10-Q)
   *10.46     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Romulus
              Holdings Corp. a Delaware Corporation (Exhibit 10.46 to 9/95 10-Q)
   *10.47     Letter Agreement, dated August 22, 1995 between TWA and Marilyn M. Hoppe relating to employment by TWA (Exhibit 10.47 to 9/95 10-Q)
   10.48      Purchase Agreement, dated February 9, 1996 between The Boeing Company and TWA relating to Boeing Model 757-231 Aircraft (Purchase Agreement Number 1910)
   10.49      Employee Stock Incentive Program dated as of August 23, 1995 by TWA
   11         Statement re Computation of Per Share Earnings
   21         Subsidiaries of TWA
   23.1       Consent of KPMG
   24         Powers of Attorney
   27         Financial Data Schedule (submitted only in electronic format)

- ---------------

*Incorporated by reference

(1) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-4, Registration Number 33-84944.

(2) Incorporated herein by reference to Exhibit 3.1.3 to the Registrant's Registration Statement on Form
     S-4, Registration Number 33-84944.

REPORTS ON FORM 8-K

    Current Report on Form 8-K filed December 29, 1995.

    Current Report on Form 8-K filed March 20, 1996.

    Current Report on Form 8-K filed March 21, 1996.