Form 10-Q
period 1996-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 1996-05-15
CIK 278327

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q
|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
             Class                                        May 1, 1996
      ------------------------                         -----------------
      Common Stock, par value                             36,945,398
      $0.01 per share

In addition, as of May 1, 1996 there were 6,425,118 shares of Employee Preferred Stock outstanding.

- --------------------------------------------------------------------------------

 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  Trans World Airlines, Inc. and Subsidiaries
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                (Amounts in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         ----------------------------------
                                                                                            1996                   1995
                                                                                        Reorganized             Predecessor
                                                                                           Company                Company
                                                                                         -----------            -----------
Operating revenues:
 Passenger                                                                               $  677,932             $  595,429
 Freight and mail                                                                            35,904                 35,240
 All other                                                                                   68,597                 61,651
                                                                                        -----------            -----------
      Total                                                                                 782,433                692,320
                                                                                        -----------            -----------

Operating expenses:
 Salaries, wages and benefits                                                               296,323                281,707
 Earned stock compensation                                                                    4,984                      -
 Aircraft fuel and oil                                                                      129,396                101,790
 Passenger sales commissions                                                                 63,940                 59,629
 Aircraft maintenance materials and repairs                                                  47,758                 35,511
 Depreciation and amortization                                                               39,613                 41,666
 Operating lease rentals                                                                     70,305                 69,503
 Passenger food and beverages                                                                25,541                 23,335
 All other                                                                                  158,764                155,440
                                                                                        -----------            -----------
      Total                                                                                 836,624                768,581
                                                                                        -----------            -----------

Operating loss                                                                              (54,191)               (76,261)
                                                                                        -----------            -----------

Other charges (credits):
 Interest expense                                                                            33,547                 51,937
 Interest and investment income                                                              (6,086)                (3,144)
 Disposition of assets, gains and losses - net                                                  214                    271
 Other charges and credits - net                                                             (7,588)                (2,572)
                                                                                        -----------            -----------
       Total                                                                                 20,087                 46,492
                                                                                        -----------            -----------

Loss before income taxes                                                                    (74,278)              (122,753)
Provision (credit) for income taxes                                                         (37,171)                    42
                                                                                        -----------            -----------

Net loss                                                                                    (37,107)              (122,795)

Preferred stock dividend requirements                                                        23,998                  3,750
                                                                                        -----------            -----------
Loss applicable to common shares                                                         $  (61,105)            $ (126,545)
                                                                                        ===========            ===========

Per share amounts:
 Loss before preferred stock
  dividend requirements                                                                   $    (.98)
 Special preferred stock dividend requirement
  - redemption of 12% Preferred Stock and regular
  preferred stock dividend requirement                                                         (.48)
                                                                                        -----------

Net loss                                                                                 $    (1.46)
                                                                                        ===========

            See notes to condensed consolidated financial statements

               Trans World Airlines, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                             (Amounts in Thousands)



                                     ASSETS

                                                                                                Reorganized Company
                                                                                         ----------------------------------
                                                                                         March 31,             December 31,
                                                                                            1996                   1995
                                                                                        -----------            ------------
                                                                                        (Unaudited)

Current assets:
  Cash and cash equivalents                                                             $  374,715              $  304,340
  Receivables, less allowance for doubtful accounts,
    $14,057 in 1996 and $13,517 in 1995                                                    299,911                 226,451
  Spare parts, materials and supplies, less
    allowance for obsolescence, $3,664 in 1996
    and $2,201 in 1995                                                                     133,692                 143,374
  Prepaid expenses and other                                                                87,790                  54,358
                                                                                       -----------             -----------
              Total                                                                        896,108                 728,523
                                                                                       -----------             -----------

Property:
  Property owned:
    Flight equipment                                                                       321,608                 303,248
    Prepayments on flight equipment                                                         24,791                       -
    Land, buildings and improvements                                                        55,904                  54,722
    Other property and equipment                                                            41,909                  39,032
                                                                                       -----------             -----------
            Total owned property                                                           444,212                 397,002
    Less accumulated depreciation                                                           31,088                  18,769
                                                                                       -----------             -----------
            Property owned - net                                                           413,124                 378,233
                                                                                       -----------             -----------

  Property held under capital leases:
    Flight equipment                                                                       172,812                 172,812
    Land, buildings and improvements                                                        54,761                  54,761
    Other property and equipment                                                             6,838                   6,862
                                                                                       -----------             -----------
            Total property held under capital leases                                       234,411                 234,435
    Less accumulated amortization                                                           22,015                  12,602
                                                                                       -----------             -----------
            Property held under capital leases - net                                       212,396                 221,833
                                                                                       -----------             -----------
              Total property - net                                                         625,520                 600,066
                                                                                       -----------             -----------

Investments and other assets:
  Investments in affiliated companies                                                       99,677                  98,156
  Investments, receivables, and other                                                      193,705                 165,471
  Routes, gates and slots - net                                                            445,267                 450,916
  Reorganization value in excess of amounts allocable
    to identifiable assets - net                                                           814,592                 825,079
                                                                                       -----------             -----------
              Total                                                                      1,553,241               1,539,622
                                                                                       -----------             -----------

Total                                                                                   $3,074,869              $2,868,211
                                                                                       ===========             ===========


            See notes to condensed consolidated financial statements

                  Trans World Airlines, Inc. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                  (Amounts in Thousands Except Share Amounts)


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                                                               Reorganized Company
                                                                                        -----------------------------------
                                                                                         March 31,             December 31,
                                                                                            1996                   1995
                                                                                        -----------            ------------
                                                                                        (Unaudited)
Current liabilities:
  Obligation for 12% Preferred Stock called for
   redemption (Note 4)                                                                  $   83,929             $         -
  Current maturities of long-term debt                                                      70,621                  67,566
  Current obligations under capital leases                                                  41,167                  42,835
  Advance ticket sales                                                                     304,348                 209,936
  Accounts payable, trade and other                                                        148,216                 145,318

  Accrued expenses:
    Employee compensation and benefits                                                     115,015                 119,353
    Interest on debt and capital leases                                                     30,253                  44,710
    Taxes                                                                                   24,544                  16,995
    Other accrued expenses                                                                 198,806                 193,380
                                                                                       -----------             -----------
      Total accrued expenses                                                               368,618                 374,438
                                                                                       -----------             -----------
              Total                                                                      1,016,899                 840,093
                                                                                       -----------             -----------
Long-term liabilities and deferred credits:
  Long-term debt, less current maturities                                                  740,129                 764,031
  Obligations under capital leases,
   less current obligations                                                                250,388                 259,630
  Postretirement benefits other than pensions                                              454,059                 461,346
  Noncurrent pension liabilities                                                            21,130                  21,253
  Other noncurrent liabilities and deferred credits                                        146,631                 157,573
                                                                                       -----------             -----------
              Total                                                                      1,612,337               1,663,833
                                                                                       -----------             -----------

Mandatorily redeemable 12% preferred stock,
 (aggregate liquidation preference of $111,179 in 1995)                                          -                  61,430
                                                                                       -----------             -----------

Shareholders' equity (deficiency):
  8% cumulative convertible exchangeable preferred stock,
   $50 liquidation preference; 3,869 shares issued and
   outstanding                                                                                  39                       -
  Employee preferred stock, $0.01 liquidation preference;
   special voting rights; 5,301 shares issued and
   outstanding                                                                                  53                      53
  Common stock, $0.01 par value, shares issued and
   outstanding: 1996 - 36,943; 1995 - 35,129                                                   369                     351
  Additional paid-in capital                                                               512,417                 332,589
  Accumulated deficit                                                                      (67,245)                (30,138)
                                                                                       -----------             -----------
              Total                                                                        445,633                 302,855
                                                                                       -----------             -----------

Total                                                                                   $3,074,869              $2,868,211
                                                                                       ===========             ===========

            See notes to condensed consolidated financial statements

                  Trans World Airlines, Inc. and Subsidiaries
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                             (Amounts in Thousands)
                                  (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                        -------------------------------
                                                                                           1996                1995
                                                                                        Reorganized         Predecessor
                                                                                         Company              Company
Cash flows from operating activities:                                                   -----------        ------------
  Net loss                                                                              $ (37,107)        $(122,795)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation and amortization                                                         39,613            41,666
     Amortization of discount and expense on debt                                           2,405             5,959
     Interest paid in common stock                                                         11,332                 -
     Equity in undistributed earnings of affiliates
      not consolidated                                                                     (1,521)             (795)
     Net losses on disposition of property
      and noncurrent investment assets                                                        214               271
     Employee earned stock compensation                                                     4,984                 -
  Change in operating assets and liabilities;
       Decrease (increase) in:
         Receivables                                                                      (73,460)          (38,072)
         Inventories                                                                        8,528             6,763
         Prepaid expenses and other current assets                                        (33,432)              202
         Other assets                                                                      (7,197)            5,817
       Increase (decrease) in:
         Accounts payable and accrued expenses                                             (3,151)          110,320
         Advance ticket sales                                                              94,412            44,321
         Benefits, other noncurrent liabilities and deferred
          credits                                                                         (17,918)           (5,084)
                                                                                       ----------        ----------
          Net cash provided (used)                                                        (12,298)           48,573
                                                                                       ----------        ----------

Cash flows from investing activities:
  Proceeds from sale of property                                                              324               942
  Capital expenditures                                                                    (46,687)           (7,547)
  Net decrease (increase) in investments,
    receivables, and other                                                                (21,737)          (16,894)
                                                                                       ----------        ----------
          Net cash used                                                                   (68,100)          (23,499)
                                                                                       ----------        ----------

Cash flows from financing activities:
  Repayment of long-term debt and capital
    lease obligations                                                                     (35,865)          (10,753)
  Net proceeds from sale of preferred stock                                               186,163                 -
  Increase (decrease) in bank overdrafts and other                                            475            (1,840)
                                                                                      -----------        ----------
          Net cash provided (used)                                                        150,773           (12,593)
                                                                                      -----------        ----------

Net increase in cash and cash equivalents                                                  70,375            12,481
Cash and cash equivalents at beginning of period                                          304,340           138,531
                                                                                      -----------        ----------
Cash and cash equivalents at end of period                                              $ 374,715         $ 151,012
                                                                                      ===========        ==========

            See notes to condensed consolidated financial statements

                  Trans World Airlines, Inc. and Subsidiaries
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               For the Three Months Ended March 31, 1996 and 1995
                             (Amounts in Thousands)


                       SUPPLEMENTAL CASH FLOW INFORMATION
                       ----------------------------------

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------------
                                                                                          1996              1995
                                                                                       Reorganized       Predecessor
                                                                                         Company           Company
                                                                                       ------------      -----------
Cash paid during the period for:

  Interest                                                                             $  33,116         $  10,879
                                                                                       ===========       ===========

  Income taxes                                                                         $      35         $      30
                                                                                       ===========       ===========

Noncash operating, investing
 and financing activities:

  Promissory note issued to finance aircraft
   predelivery payments                                                                $   1,523         $       -
                                                                                       ===========       ===========

  Common Stock issued in lieu of cash dividends                                        $   3,255         $       -
                                                                                       ===========       ===========
  Property acquired and obligations recorded
    under new capital transactions                                                     $       -         $   9,928
                                                                                       ===========       ===========



Accounting policy

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




            See notes to condensed consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


         During the period from 1992 through 1995, Trans World Airlines, Inc. ("TWA" or the "Company") underwent two separate Chapter 11 reorganizations, the first in 1992-93 (the "'93 Reorganization") and the second in 1995 (the "'95 Reorganization"). For a detailed discussion of the Company's reorganizations, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In connection with the '95 Reorganization TWA has applied fresh start reporting in accordance with generally accepted accounting principles resulting in the Company's assets and liabilities being adjusted to reflect fair values. Because of the application of fresh start reporting, the consolidated financial statements for periods after the '95 Reorganization are not comparable in all respects to the consolidated financial statements of the Predecessor Company for periods prior to the reorganization. For accounting purposes the inception date of the Reorganized Company is deemed to be September 1, 1995. A vertical black line is shown in the consolidated financial statements to separate the Reorganized Company from the Predecessor Company since they are not comparable.

1.       BASIS OF PRESENTATION:

                 The consolidated financial statements include the accounts of TWA and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 25% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits).

                 The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
         Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The condensed consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair statement of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

                 The airline industry generally, and TWA specifically, has historically experienced seasonal changes between quarterly periods, with the second and third quarters usually out-performing the first and fourth. Accordingly, the results for the three months ended March 31 should not be read as an indicator of future results for the full year.


2.       CONTINGENCIES:

                 There has not been any significant change in the status of the contingencies reflected in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in Part I. Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations and Part II. Other Information -- Item 1. Legal Proceedings.


3.       EARNINGS (LOSS) PER SHARE

                 In computing the loss applicable to common shares for the three months ended March 31, 1996, the net loss has been increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock") (including amortization of the difference between the fair value of the 12% Preferred Stock on the date of issuance and the redemption value plus, with respect to the March 22, 1996 call for the redemption, a special dividend requirement of approximately $20.0 million to reflect the excess of the early redemption price over the carrying value of the 12% Preferred

         Stock), and on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") issued in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the average aggregate number of outstanding shares of Common Stock (36.3 million) and Employee Preferred Stock (5.5 million; including 0.2 million shares which have been earned but not yet allocated to employees) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock.
         No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock as the impact would have been anti-dilutive. Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.


4.       PREFERRED STOCK:

                 In March 1996, the Company completed an offering, pursuant to Rule 144A of the Securities Act of 1933 (the "Act"), of 3,869,000 shares of its 8% Preferred Stock, with a liquidation preference of $50 per share. Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately
         2.467 shares of Common Stock for each share of 8% Preferred Stock), subject to adjustment. The 8% Preferred Stock has not been registered under the Act at this time; however, pursuant to the registration rights agreement between the Company and the initial purchasers of the 8% Preferred Stock, the Company is obligated to register resales of the 8% Preferred Stock, the Debentures (as defined below), and the underlying shares of Common Stock issuable upon conversion thereof by August 19, 1996. In addition, the Company must use its best efforts to keep the shelf registration effective until March 22, 1999.

                 The 8% Preferred Stock may not be redeemed prior to March 15, 1999. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices.

                 The 8% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 8%

         Convertible Subordinated Debentures Due 2006 (the "Debentures") on any dividend payment date beginning March 15, 1998 at the rate of $50 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends, whether or not earned or declared, on the 8% Preferred Stock to the date of exchange have been paid or set aside for payment and certain other conditions are met.

                 On March 22, 1996, the Company announced a call for redemption on April 26, 1996 (the "Redemption Date") of all of its issued and outstanding 12% Preferred Stock. Such shares were redeemed at a redemption price (the "Redemption Price") per share equal to $75.00, plus accrued dividends to and including the Redemption Date, of $2.8667 per share. On April 26, 1996, the Company paid an aggregate of $84.9 million in redemption of the 12% Preferred Stock.

5.       ACCOUNTING FOR STOCK-BASED COMPENSATION

         On January 1, 1996, TWA adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). TWA elected to continue to apply the intrinsic value based method for recognizing compensation expense for stock-based employee compensation plans. Therefore the adoption of SFAS 123 had no impact on the Company's results of operations or financial position.

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

         Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to risks, uncertainties, and assumptions that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Some of, although not all, the uncertainties that might adversely impact TWA's future results of operations are described below.


                                    GENERAL

         The airline industry is both cyclical and seasonal in nature. The demand for air transportation is closely related to general U.S. and worldwide economic conditions. The Company's operating results are also significantly affected by competitive factors in the airline industry. Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital;
(iii) increases in operating costs; (iv) insufficient levels of air passenger traffic; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures and (vii) the possible reduction of yield due to a discount ticket program entered into by the Company with an affiliate of Mr. Carl C. Icahn in connection with the '95 Reorganization.

           The Company's operating results for any interim period are not necessarily indicative of those for the entire year due to seasonal fluctuations. First and fourth quarter operating results have historically been considerably less favorable than for other quarters and typically reflect operating and net losses. The second and third quarter results have historically been more favorable for the Company and others in the airline industry due to increased leisure travel during the spring and summer months.

         TWA has no unused credit lines and must satisfy substantially all of its working capital and capital expenditure requirements from cash provided by operating activities or from external capital sources. TWA has relatively few non-strategic assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.

         The Company's ability to continue to improve its financial position and meet its financial obligations will depend upon a variety of factors, including: improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, continued operating cost controls, and the Company's ability to attract new capital. No assurance can be given that the Company will be successful in generating the operating results required for future viability.



                             RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

         The Company's operating loss of $54.2 million and net loss of $37.1 million for the three months ended March 31, 1996 showed improved results when compared to the $76.3 million operating loss and $122.8 million net loss experienced for the first quarter of 1995. This improvement was the result of a $90.1 million (13.0%) increase in operating revenues, offset by a $68.0 million (8.9%) increase in operating expenses, while net non-operating charges (primarily interest expense) decreased by $26.4 million (56.8%).

         The operating loss of $54.2 million for the quarter ended March 31, 1996 was $22.1 million less than the operating loss of $76.3 million in 1995. The net loss of $37.1 million for the first quarter of 1996 was an $85.7 million improvement over TWA's net loss of $122.8 million for the first quarter of 1995. A portion of this improvement in results was attributable to a tax benefit of $37.2 million recorded in the first quarter of 1996 as compared to tax expense of $42,000 recorded in the first quarter of 1995. As the Company presently expects that its full year 1996 results will require a provision for income taxes, the tax benefit recorded in the first quarter reflects management's estimate of the annual effective tax rate. The amortization of excess reorganization value and certain other items which are not deductible for income tax purposes are expected to result in an effective tax rate for financial reporting purposes that is significantly greater than the current U.S. corporate statutory rate of 35 percent in 1996.

         Operating revenues of $782.4 million for the first quarter of 1996 were $90.1 million (13.0%) more than the comparable 1995 period, primarily because of an $82.5 million increase in passenger revenues; a $2.5 million increase in contract revenue and a $2.9 million increase in Getaway tour revenues.

         Capacity and traffic increased in the first quarter of 1996 from the comparable period of 1995 despite the severe winter weather experienced in the Midwest and Eastern seaboard during the period. System capacity, as measured by total available seat miles (ASM's), increased by 6.1% during the first quarter of 1996 (reflecting a decrease in international capacity of 2.1% and an increase in domestic capacity of 8.4%). Passenger traffic volume, as measured by revenue passenger miles (RPM's) in scheduled service, during the first quarter of 1996 increased 8.9% compared to the same period of 1995. International traffic increased by 2.6% and domestic traffic increased by 10.9%. Passenger load factor for the quarter ended March 31, 1996 was 63.6% compared to 61.8% in the same period of 1995. The breakeven passenger load factor for the first quarter of 1996 declined to 68.6% as compared to 71.6% in 1995.

         TWA's yield per passenger mile for the first quarter of 1996 increased by 6.0% over the comparable 1995 period to 11.59 cents from 10.93 cents (reflecting a domestic increase of 5.2% to 12.90 cents from 12.26 cents and an international increase of 5.8% to 7.10 cents from 6.71 cents.)

         Operating expenses of $836.6 million in the first quarter of 1996 increased $68.0 million (8.9%) compared to the first quarter of 1995, representing a net change in the following expenses:

         . Employment costs for the first quarter of 1996 were $14.6 million (5.2%) more than 1995 primarily due to an increase in the average number of employees and costs incurred for training new pilots and flight attendants. The Company had an average of 23,461 employees in the first quarter of 1996 compared to 22,560 in the first quarter of 1995.

         . The Company is required to distribute shares of stock on behalf of employees as a part of the '95 Reorganization and recorded non-cash compensation charges of $5.0 million in the first quarter of 1996.

         . Aircraft fuel and oil for the first quarter of 1996 were $27.6 million higher than costs in the first quarter of 1995. The increase is primarily due to the additional 4.3% federal fuel tax in effect since the October 1995 expiration of the airline industries' exemption from payment of this tax which resulted in an increase in costs of $7.0 million; a 15% increase in the general cost of fuel resulted in an increase in costs of $14.8 million and a 5% increase in consumption related to increased system capacity resulted in an increase in costs of $5.1 million.

         . Passenger sales commission expense was $4.3 million (7.2%) higher in the first quarter of 1996 compared to the same period of 1995 principally due to increases in passenger revenue. The rate of increase in passenger sales commission expense was lower than that of passenger revenues primarily as a result of lower incentive commission expenses.

         . Aircraft maintenance materials and repairs expense increased $12.2 million (34.5%) in the first quarter of 1996 compared to the same period of 1995 primarily as a result of a 6.1% increase in capacity as measured by total available seat miles, increased customer repair work and accelerated maintenance work to prepare for the arrival of additional aircraft during the peak summer months.

         . Depreciation and amortization decreased $2.0 million (4.9%) in the first quarter of 1996 compared to the same period of 1995, generally due to a decrease in depreciation as certain property reached the end of its depreciable life, offset by an increase in amortization of intangibles due to fresh start reporting.

         . Passenger food and beverage expense increased $2.2 million (9.5%) in the first quarter of 1996 as compared to the same period of 1995 primarily as a result of increased system passenger traffic.

         . All other operating expenses were $3.3 million (2.1%) higher in the first quarter of 1996 as compared to the same period of 1995 primarily because of the increase in capacity and passenger traffic.

         Other charges (credits) were a net charge of $20.1 million in the first three months of 1996 compared to $46.5 million during the same period of 1995. This favorable change of $26.4 million was primarily due to an $18.4 million decrease in interest expense, resulting from the '95 Reorganization, and an increase in investment income of $2.9 million, resulting from higher levels of invested funds. Additionally, the 1996 period included a $2.5 million credit to reflect a litigation claim settlement while the 1995 period included a $3.0 million charge for restructuring expenses.



                        LIQUIDITY AND CAPITAL RESOURCES

         The following is a discussion of the significant factors affecting TWA's liquidity and capital resources.


  LIQUIDITY

         The Company's consolidated cash and cash equivalents for the three months ended March 31, 1996 increased from December 31, 1995, by $70.4 million to $374.7 million. Despite the improvement in operating results, net cash used by operating activities was $12.3 million for the first quarter of 1996 as compared to the first quarter of 1995, when operating activities provided cash of $48.6 million. This unfavorable change was primarily the result of the withholding of lease and other payments during the first quarter of 1995, undertaken in connection with the '95 Reorganization. Net investing activities used $44.6 million more cash in the first quarter of 1996 due to increased capital expenditures and noncurrent investments and receivables. Financing activities provided $150.8 million cash in 1996 while using $12.6 million cash during the same period of 1995, an increase of $163.4 million.

         The net increase in cash provided by financing activities was primarily due to the sale of 3,869,000 shares of 8% Preferred Stock. The gross proceeds from the sale of the 8% Preferred Stock were $193.5 million and the net proceeds to the Company were $186.2 million, after commissions and expenses. A portion of the net proceeds from the offering were used to redeem the Company's outstanding 12% Cumulative Preferred Stock on April 26, 1996 for $84.9 million.

         TWA had a working capital deficiency of $120.8 million at March 31, 1996, which was an increase of $9.2 million from the deficiency at December 31, 1995 of $111.6 million.

         Pursuant to the '95 Reorganization, the Company issued 600,000 ticket vouchers, each with a face value of $50.00, which may be used for up to 50% discount off the cost of a TWA airline ticket for transportation on TWA ("Ticket Vouchers"). Pursuant to certain agreements, the Company agreed to repurchase 236,000 Ticket Vouchers at an aggregate cost of $8.4 million. Approximately $1.2 million of Ticket Vouchers were repurchased by March 31, 1996; the remaining Ticket Vouchers are expected to be repurchased in the second quarter of 1996.

         The Company elected to pay interest, due February 1, 1996, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest, including the premium required for non-cash settlement, aggregated approximately $11.3 million, and resulted in the issuance of approximately
1.1 million shares of Common Stock. The Company may elect to satisfy interest due in August 1996 and February 1997 in cash or through the issuance of additional shares of Common Stock. Interest due after February 1997 must be paid in cash. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, in shares of Common Stock. As explained previously, the 12% Preferred Stock was redeemed in full on April 26, 1996.


  CONTINGENCIES

         On June 14, 1995, in consideration of, among other things, the extension of the $188 million principal amount asset and receivables based loans from Karabu Corporation, a company controlled by Mr. Icahn ("Karabu"), to the Company (the "Icahn Loans"), TWA and Karabu entered into an eight-year Karabu Ticket Program Agreement (the "Ticket Agreement"). There are two categories of tickets under the Ticket Agreement: (1) "Domestic Consolidator Tickets", which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and
(2) "System Tickets", which are not subject to any cap throughout the term of the Ticket Agreement. Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share, except for the New York market, which has a 10% market share limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

         The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on certain promissory notes issued to the Pension Benefit Guaranty Corporation in satisfaction of the Company's underfunded pension plan obligations (the "PBGC Notes"). At March 31, 1996, approximately $12.0 million had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes.

         Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. $43.6 million of System Tickets have been sold as of March 31, 1996 while no Domestic Consolidator Tickets have been sold. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax.

         No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell such tickets through travel agents. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. The Company informed Karabu that if it did not cease sales through travel agents, the Company would enforce its rights under the Ticket Agreement by legal action. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered, threatening to declare a default on the Icahn Loans on a variety of claims related to his various interpretations of the security documents related to such loans as well as with respect to alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. Mr. Icahn also alleged independent violations of the Icahn Loans, including, among under things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which TWA has removed from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value with a security trustee and requested the release of the liens on such aircraft. To date, the Trustee has not released such liens.

         The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The last extension of such a standstill expired on March 20, 1996. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County, Missouri Circuit Court. Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. The Company intends to press its claims vigorously and believes it has meritorious defenses to Mr. Icahn's claims. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which would result in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.


   COMMITMENTS

         In February 1996, TWA executed definitive agreements providing for the operating lease of up to 10 new Boeing 757 aircraft to be delivered in 1996 and 1997. The leased aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average $51 million per annum over the lease terms after all 10 aircraft have been delivered. The Company also entered into an agreement in February 1996, with The Boeing Company ("Boeing"), for the purchase of 10 new Boeing 757 aircraft with deliveries in February 1997 through May 1999. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional Boeing 757 aircraft. The estimated purchase price for the firm order aircraft and related spare parts and equipment is $550 million including an estimate for the price escalation factor. The Company has secured financing commitments from engine and airframe manufacturers for approximately $420 million of the estimated purchase price.

         TWA has entered into operating leases for two MD-83 aircraft that were delivered in April 1996 and a financed purchase of one Boeing 747-200 aircraft to be delivered prior to June 15, 1996. TWA's operating strategy also contemplates the purchase or lease of other used Boeing 747s and MD-80/83s during 1996 in addition to the Boeing 757s described previously. Agreements have not been signed with respect to all of the aircraft and the Company's ability to obtain aircraft at acceptable financing terms is not certain. Market conditions or the inability to obtain acceptable financing could cause the Company to modify its current plans. If TWA acquires additional aircraft, it cannot predict how any such acquisitions, together with the related obligations to make rental payments or repay any indebtedness incurred in connection therewith, ultimately may affect its profitability and relative market share.

         To comply with the 1996 requirement under Federal noise laws and regulations, the Company plans to retrofit, by means of engine hush-kits, 28 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to be $49 million. The Company is exploring various financing options to fund the majority of such expenditure, including an extension of the current leases at increased rental rates. As of March 31, 1996, the Company had purchased eight hush-kits for $13.6 million with internal funds.

         TWA has purchase agreements (collectively, the "AVSA Agreement") for the purchase of 10 A330 aircraft with AVSA, S.A.R.L. ("AVSA"), a subsidiary of Airbus Industries, C.I.E., and has options to acquire an additional 10 aircraft. The current delivery schedule calls for the ten firm aircraft to be delivered during the period from April 1999 to September 2000. Additionally, delivery dates for the option aircraft have been rescheduled to commence in December 1999 and extend through April 2001, subject to TWA's exercise thereof. Based on an assumed 5% annual price escalation, the Company estimates the aggregate costs of the firm orders to be approximately $1 billion. In connection with the AVSA Agreement, TWA is required to issue promissory notes to AVSA, to finance purchase deposits, in the aggregate principal amount of $21.4 million over the months of April, May, June, July and September of 1996; however, AVSA and TWA have agreed to a deferral of this obligation which has previously been deferred twice. TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement.

         TWA has also entered into agreements (collectively, the "Equipment Agreement") with Rolls-Royce plc ("Rolls Royce") relating to the purchase of Rolls Royce engines, modules, and spare parts at the time of the purchase of, and to support, the A330 aircraft described above. TWA's promissory note to Rolls Royce, in the principal amount of $27.4 million, could be subject to prepayment in the event of cancellation of the Equipment Agreement.


  AVAILABILITY OF NOLS

         The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $167.0 million at December 31, 1995, which expire in 2008 through 2010 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more
than 50% change in ownership during certain periods.   As a result of such a
change in ownership caused by the '95 Reorganization, utilization of the Company's NOLs will, depending upon certain elections to be made by the Company, be either substantially restricted (to approximately $12 million per year) or reduced (by approximately $45 million) in future periods. Any future ownership change may result in the imposition of a significantly lower annual limitation on the Company's utilization of NOLs and extend the period over which any benefits are realized therefrom. Moreover, if the Company elects to reduce its NOLs rather than to apply the estimated $12 million annual limitation described above, and if another ownership change were to occur during the two-year period following the '95 Reorganization, the annual limitation on the Company's utilization of its existing NOLs would be reduced to zero. In addition, the NOLs are subject to examination by the IRS, and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

                           PART II. OTHER INFORMATION



ITEM 1.   Legal Proceedings

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

     On November 9, 1995, ValuJet Air Lines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction, and the Company and Delta consummated the lease of the slots. ValuJet has subsequently amended its original complaint and all parties are undertaking legal discovery with respect to the amended complaint. The Company intends to vigorously defend itself in this action and believes all of the allegations contained therein lack merit. The Company and Delta have filed motions for summary judgment which could be dispositive of the case. The Court has not ruled on the motions.

     In addition, based on certain written grievances or complaints filed by ValuJet, the Company has been informed that the United States Department of Justice, Antitrust Division, is investigating the circumstances of the slot lease transaction to determine whether an antitrust violation has occurred. The Company is cooperating in this investigation and believes that the slot lease transaction did not violate any antitrust laws.

     On January 10, 1996, a complaint was filed by an individual resident of New York, Joel Gerber, relating to the slot lease transaction (the "Gerber Action"). Mr. Gerber purports to bring the action on his own behalf as well as on behalf of an unspecified number of purported class members who have traveled or will travel between LaGuardia and Atlanta as of November 1, 1995, claiming damages as the result of alleged antitrust violations and conspiracy to commit same against the Company and Delta. On or about April 11, 1996, the Gerber Action was transferred to the United States District Court in Atlanta where the ValuJet case is pending and has been assigned to the same judge presiding in the ValuJet matter. Mr. Gerber is required to file a motion seeking class certification by May 15, 1996. The Company will vigorously contest all of the class action allegations as well as all allegations of liability and damages in the Gerber Action.

     In December 1995, the Company filed a lawsuit in the Circuit Court of St. Louis County, Missouri against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations with regard to the Ticket Agreement as referred to in "Part I. Financial Information --Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." The parties negotiated a series of standstill agreements pursuant to which the Company's lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The last extension of such standstill expired on March 20, 1996. On March 20, 1996, the Company reinstated its lawsuit against Karabu, Mr. Icahn and affiliated companies, charging violation of the Ticket Agreement. TWA seeks a declaratory judgment that Mr. Icahn and his affiliates are in default of the Ticket Agreement and also seeks unspecified damages as a result of the unauthorized distribution of TWA tickets through travel agencies to the general public.

     On March 20, 1996, TWA was named as a defendant in a complaint (the "Icahn Complaint") filed in the United States District Court for the Southern District of New York by Global Discount Travel Services LLC ("Global"), Global Travel Services, Inc. and Karabu, each affiliates of Mr. Carl C. Icahn (the "Icahn Entities"), alleging, among other things, that the Company has violated certain federal antitrust laws, breached the Ticket Agreement between the Company and the Icahn Entities and interfered with certain existing and prospective commercial relations of the Icahn Entities. The Icahn Complaint is based upon an interpretation by Mr. Icahn and the Icahn Entities that the Ticket Agreement permits the sale of tickets thereunder to the general public through travel agents and upon certain actions taken by the Company to mitigate the adverse effects of the Icahn Entities' ongoing marketing and sales of tickets to the general public through travel agents. The Icahn Complaint seeks injunctive relief and actual and punitive monetary damages, as well as the Icahn Entities' costs of litigation. The Company believes it has meritorious defenses to the allegations contained in the Icahn Complaint and intends to vigorously defend itself against such allegations.

     Also on March 20, 1996, the Company filed a petition (the "TWA Petition") in the Circuit Court of the City of St. Louis, State of Missouri, against Icahn, Karabu, Global, Global Travel Services, Inc. and ACF Industries, Incorporated, each of the entities being affiliates of Icahn (collectively, the "Icahn Defendants"), alleging the Icahn Defendants are violating the Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships as the result of, among other things, the Icahn Defendants continuing marketing and sale of tickets purchased under the Ticket Agreement to the general public through travel agents in violation of the Ticket Agreement. The Petition seeks a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and seeks liquidated, compensatory and punitive damages, as well as the Company's costs and attorneys fees. The Company believes the allegations contained in the TWA Petition are meritorious.

     In addition, TWA sought from the United States Bankruptcy Court in Delaware (in which the Company's '93 Reorganization was administered) a temporary restraining order and a preliminary and permanent injunction against Karabu, Global and State Street Bank and Trust Company of Connecticut, N.A., as Security Trustee. The purpose of the relief requested was to prevent Mr. Icahn or Karabu from issuing or causing to be issued under the Icahn Loans any default notice based upon Icahn's interpretation of the loan documents which he contends gives Karabu a right of prior approval of any changes to TWA's maintenance program with respect to certain of its flight equipment. The Delaware bankruptcy court, which had retained jurisdiction from the '93

Reorganization case for the purpose of, among other things, interpreting certain documents issued in connection with that case and the plan of reorganization, denied TWA's request on March 22, 1996 for a temporary restraining order, but has specifically set trial on the permanent injunction for July 16, 1996. Icahn has also alleged other violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which have been retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Icahn and the Icahn Entities, the Company has deposited an amount equal to the appraised fair market value of such aircraft with the Security Trustee and requested the release of the liens on such aircraft. To date the Security Trustee has not released such liens. The Company believes that no default exists under the Icahn Security Agreement. There can be no assurance that the Delaware bankruptcy court will ultimately grant the relief sought by the Company, or that the Company's position with respect to any other claims of Icahn or the Icahn Entities will ultimately be held to be correct. An Event of Default (as defined in the Icahn Security Agreement) under the Icahn Security Agreement would constitute a default under the instruments governing the Company's outstanding debt and leases of certain of the Company's flight equipment.

     The Company is also defending a number of other actions which have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of the Company does not believe may reasonably be expected to be materially adverse.


ITEM 2.  Changes in Securities

     Pursuant to an Offering Memorandum dated March 18, 1996 (the "Offering Memorandum"), in March 1996, the Company issued and sold an aggregate of 3,869,000 shares of the 8% Preferred Stock in transactions exempt from the registration requirements of the Act, to persons reasonably believed by PaineWebber and Alex. Brown & Sons Incorporated, as initial purchasers (the "Initial Purchasers") of the 8% Preferred Stock, to be "qualified institutional buyers" (as defined by Rule 144A under the Act), or in transactions complying with the provisions of Regulation S under the Act.

     Dividends on the Preferred Stock are cumulative from the date of original issuance and payable quarterly in arrears commencing June 15, 1996 at an annual rate of 8% (equivalent to $4.00 per share per annum). As described in the Offering Memorandum, with respect to the payment of dividends and amounts payable upon any liquidation, dissolution or winding up ("Liquidation") of the Company, the 8% Preferred Stock ranks senior to the Common Stock, the Company's Series A Preferred Stock (if issued), and the Company's Employee Preferred Stock, and on a parity with all other preferred stock and any other class or series of stock of the Company, the terms of which expressly provide that it ranks on a parity with the 8% Preferred Stock. Additionally, no class or series of stock may be created that is senior to the 8% Preferred Stock with respect to the payment of dividends and amounts payable upon any Liquidation of the Company without the approval of the holders of at least a majority of shares of the 8% Preferred Stock then outstanding. Therefore, unless full cumulative dividends on the 8% Preferred Stock have been paid and funds set aside, and all Liquidated Damages (as defined in the Registration Rights Agreement dated March 22, 1996 among the Company and the Initial Purchasers), if any, are paid, dividends (other than dividends paid solely in shares of Common Stock or other stock ranking junior to the 8% Preferred Stock as to dividends and liquidation preference to the 8% Preferred Stock and rights to acquire the foregoing) may not be paid or declared and set aside for payment and other distributions may not be made upon the Common Stock or on any other stock of the Company ranking junior to or on a parity with the 8% Preferred Stock as to dividends and liquidation preference nor may any Common Stock or any other stock of the Company ranking junior to or on a parity with the 8% Preferred Stock as to dividends and liquidation preference be redeemed, purchased, or otherwise acquired for any consideration by the Company (except for repurchases from employees under employee benefit plans in effect on the date of the Offering Memorandum and by conversion into or exchange for stock of the Company ranking junior to the 8% Preferred Stock as to dividends and liquidation preference).

     Each share of the 8% Preferred Stock may be converted at any time at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 (equivalent to approximately 2.467 shares of Common Stock for each share of the 8% Preferred Stock), subject to adjustment. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, by the Company at designated redemption prices. In addition, the 8% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 8% Convertible Subordinated Debentures due 2006 (the "Debentures") on any dividend payment date beginning on March 15, 1998 at the rate of $50.00 principal amount of Debentures for each share of the 8% Preferred Stock then outstanding.

     The Company is required to file with the Securities and Exchange Commission within 90 days of the date of original issuance of the 8% Preferred Stock, a registration statement to register resales of the 8% Preferred Stock, the Debentures and the underlying shares of Common Stock issuable upon conversion thereof. In addition, the Company must use its reasonable best efforts to cause such registration statement to become effective within 150 days from the date of original issuance of the 8% Preferred Stock and to keep such registration statement effective for three years from the date of original issuance of the 8% Preferred Stock.

     On March 22, 1996, the Company announced that it would redeem all of its issued and outstanding 12% Preferred Stock on April 26, 1996 at the Redemption Price. On April 26, 1996, the Company paid an aggregate of approximately $84.9 million in redemption of the 12% Preferred Stock.

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

         *2.3 Final Decree, dated June 21, 1995, related to the '93 Reorganization (Exhibit 2.3 to 6/95 10-Q)

          2.4 Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Registrant's Registration Statement on Form S-4, Registration Number 33-84944, as amended.)

         *2.5 Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to 6/95 10-Q)

         *2.6 Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)

         *2.7 Final Decree, dated December 28, 1995, related to the '95 Reorganization (Exhibit 2.7 to '95 10-K)

          3(i) Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc.
                     (1)

         *3(ii) Amended and Restated By-Laws of Trans World Airlines, Inc., effective July 25, 1995 (Exhibit 3(ii) to 6/95 10-Q)

         *3(iii) Second Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3(ii) to 12/95 10-K)

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

         *10.1.1 Icahn Receivables Facility Loan documents, dated January 5, 1993 (Exhibit 10(iv)(4) to '92 10-K)

         *10.1.2 Icahn Asset-Based Facility Loan documents, dated January 5, 1993 (Exhibit 10(iv)(5) to '92 10-K)

         *10.2.1 Asset Purchase Agreement, dated as of November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

         *10.2.2 Equipment Operating Lease Agreement, dated November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

         *10.2.3 Cargo Use Amendment, dated November 4, 1993, between TWA and St. Louis (Exhibit F to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)

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

         *10.4 Amendment Number Two to the AVSA Agreement dated June 1, 1989, between TWA and AVSA, dated August 25, 1993 (Exhibit
                     10.4 to 9/93 10-Q)

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

         *10.9 Comprehensive Settlement Agreement, dated January 5, 1993 (Exhibit 10(iv)(2) to '92 10-K)

          10.9.1 Omnibus Amendment and Supplement to Agreements between TWA and Karabu Corp. dated as of March 28, 1994(2)

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

         *10.15      Letter Agreement, dated June 29, 1994, between TWA and Mark
                     J. Coleman relating to employment by TWA (Exhibit 10.15 to 6/94 10-Q)

         *10.16 Form of Indemnification Agreement between TWA and individual members of the TWA Board of Directors relating to indemnification of director (Exhibit 10.16 to 6/94 10-Q)

         *10.17 Form of Stock Appreciation Right Agreement between TWA and certain executive officers of TWA relating to the grant of certain stock appreciation rights (Exhibit 10.17 to 6/94 10-Q)

         *10.18 Letter Agreement, dated August 10, 1994, between TWA and Robert H. Wilson ("Wilson") relating to a severance agreement between TWA and Wilson (Exhibit 10.18 to 6/94 10-Q)

          10.19 Letter Agreement, dated August 30, 1994, between TWA and Robert A. Peiser relating to employment by TWA(2)

          10.20.1 Purchase Agreement, dated as of December 15, 1993 between TWA and Pacific AirCorp DC9, Inc. with respect to aircraft N927L and N928L(2)

          10.20.2 Lease Agreement 927, dated as of December 15, 1993, between Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N927L(2)

          10.20.3 Lease Agreement 928, dated as of December 15, 1993, between Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N928L(2)

          10.21.1 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc. dated March 31, 1994, with respect to aircraft N950U(2)

          10.21.2 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc., dated March 31, 1994, with respect to aircraft N953U(2)

          10.21.3 Lease Agreement, dated as of March 31, 1994, between Mitsui & Co. (U.S.A.), Inc. and TWA with respect to aircraft N950U and N953U(2)

          10.21.4 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N951U(2)

          10.21.5 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N952U(2)

          10.21.6 Lease Agreement, dated as of March 31, 1994, between McDonnell Douglas Finance Corporation and TWA with respect to aircraft N951U and N952U(2)

          10.22.1 Aircraft Purchase Agreement, dated March 31, 1994, between McDonnell Douglas Finance Corporation and TWA with respect to aircraft N306TW (formerly N534AW)(2)

          10.22.2 Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as Mortgagor, and McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft N306TW (formerly N534AW)(2)

          10.22.3 Chattel Mortgage, dated as of March 31, 1994 by TWA as Mortgagor, in favor of McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft N306TW (formerly N534AW)(2)

          10.23 Commuter Air Service Agreement dated July 22, 1992, between TWA and Trans World Express, Inc.(2)

          10.24 Commuter Air Service Agreement dated October 27, 1993, between TWA and Alpha Air(2)

          10.25 Air Service Agreement dated October 1, 1994, between TWA and Trans States Airlines, Inc.(2)

          10.26 Consulting Agreement between TWA and Fieldstone, Private Capital Group, L.P. dated July 11, 1994(2)

          10.27 Consulting Agreement dated July 15, 1994, between TWA and Simat, Helliesen & Eichner, Inc.(2)

          10.28.1 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Browsh & Associates, Inc.(2)

          10.28.2 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Travel Marketing Holding Corporation(2)

          10.29.1 Term Sheet dated September 13, 1994 relative to sale of Midcoast Aviation, Inc. executed by Midcoast Aviation, Inc. and Sabreliner Corporation(2)

          10.29.2 Acquisition Agreement dated as of October 31, 1994 relative to the sale of Midcoast Aviation, Inc. executed by Midcoast Aviation, Inc. and Sabreliner Corporation(2)

         *10.29.3 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated October 31, 1994 (Exhibit 10.29.3 to 9/94
                     10-Q)

         *10.29.4 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated November 2, 1994 (Exhibit 10.29.4 to 9/94
                     10-Q)

          10.30 Acquisition Agreement for sale of Airport Terminal Services, Inc. dated September 9, 1994, among TWA, Airport Terminal Services, Inc., Richard S. Hawes, III, Richard B. Hawes, and Midcoast Aviation, Inc.(2)

          10.31.1 Form of Agreement dated as of August 31, 1994, between TWA and the Air Line Pilots Association, International(2)

          10.31.2 Form of Agreement dated as of September 1, 1994, between TWA and the International Association of Machinists and Aerospace Workers(2)

          10.31.3 Form of Agreement dated as of September 1, 1994, between TWA and the Independent Federation of Flight Attendants(2)

         *10.31.4 Form of Agreement dated as of September 1, 1994, between TWA and the Transport Workers Union of America (Exhibit
                     10.31.4 to 9/94 10-Q)

          10.32.1 Trust Agreement dated as of August 24, 1994, between and among TWA, the International Association of Machinists and Aerospace Workers, the Independent Federation of Flight Attendants, the Air Line Pilots Association, International, United States Trust Company of New York(2)

          10.32.2 Stock Pledge and Intercreditor Agreement dated as of August 24, 1994 among TWA, TWA Stock Holding Company, Inc. and United States Trust Company of New York(2)

          10.33.1    Key Employee Stock Incentive Plan(2)

          10.33.2 Form of Option Agreements for options issued pursuant to the 1994 Key Employee Stock Incentive Plan(2)

          10.34 Form of Pledge and Security Agreement dated as of August 23, 1995 by TWA Gate Holdings, Inc. in favor of First Security Bank of Utah, National Association, as trustee for the 12% Senior Preferred Stock(2)

         *10.35 Letter Agreement, dated January 25, 1995, between TWA and Don Monteath relating to employment by TWA and March 9, 1995 letter amending such Agreement (Exhibit 10.35 to '94 10-K)

         *10.36 Letter Agreement, dated March 24, 1995, between TWA and Joseph R. Vilmain relating to employment by TWA (Exhibit
                     10.36 to 6/95 10-Q)

         *10.37 Extension, Refinancing and Consent Agreement between TWA, Karabu Corp., Pichin Corp., and Carl C. Icahn and the "Icahn Entities" dated as of June 14, 1995 (Exhibit 10.37 to 9/95 10-Q)

         *10.37.1 Karabu Ticket Program Agreement between TWA and Karabu Corp. dated as of June 14, 1995 (Exhibit 10.37.1 to '95 10-K)

         *10.38 Trans World Airlines, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, dated August 23, 1995 (Exhibit 10.38 to 9/95 10-Q)

         *10.39 Stand-By Purchase Agreement dated as of August 8, 1995, between Trans World Airlines, Inc., M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd., a British Virgin Islands Company (Exhibit 10.39 to 9/95 10-Q)

         *10.40 Voucher Purchase Agreement dated as of October 18, 1995, between TWA and M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd., a British Virgin Islands Company (Exhibit 10.40 to 9/95 10-Q)

         *10.41 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and Elliott Associates L.P., a Delaware limited partnership (Exhibit 10.41 to 9/95 10-Q)

         *10.42 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and Westgate International L.P., a Cayman Islands limited partnership (Exhibit 10.42 to 9/95 10-Q)

         *10.43 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and United Equities (Commodities) Company, a New York general partnership (Exhibit 10.43 to 9/95 10-Q)

         *10.44 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and Grace Brothers, Ltd., an Illinois limited partnership (Exhibit 10.44 to 9/95 10-Q)

         *10.45 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and First Capital Alliance, L.P., an Illinois limited partnership (Exhibit 10.45 to 9/95 10-Q)

         *10.46 Equity Rights Put Agreement dated as of September 15, 1995, between TWA and Romulus Holdings Corp., a Delaware Corporation (Exhibit 10.46 to 9/95 10-Q)

         *10.47 Letter Agreement, dated August 22, 1995, between TWA and Marilyn M. Hoppe relating to employment by TWA (Exhibit
                     10.47 to 9/95 10-Q)

         *10.48 Purchase Agreement, dated February 9, 1996, between The Boeing Company and TWA relating to Boeing Model 757-231 Aircraft (Purchase Agreement Number 1910) (Exhibit 10.48 to '95 10-K)

         *10.49 Employee Stock Incentive Program dated as of August 23, 1995 by TWA (Exhibit 10.49 to '95 10-K)

          11         Statement re Computation of Per Share Earnings

          27         Financial Data Schedule (submitted only in electronic
                     format)
         __________

          * Incorporated by reference

         (1) Incorporated herein by reference to Exhibit 3.1.3 to the Company's Registration Statement on Form S-4, Registration Number 33-84944 filed with the Securities and Exchange Commission on October 11, 1994, as amended (the "Registration Statement").

         (2) Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement.


 (b)    Reports on Form 8-K

         (1) Current Report on Form 8-K filed December 29, 1995. This filing reports the Company's adoption of a Stockholder Rights Plan.
         (2) Current Report on Form 8-K filed March 20, 1996. This filing reports the Company's offering of the 8% Preferred Stock.
         (3) Current Report on Form 8-K filed March 21, 1996. This filing reports the Company's litigation with Mr. Icahn.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANS WORLD AIRLINES, INC.

Dated:  May 15, 1996
                                       By:   /s/ Robert A. Peiser
                                           -----------------------------------
                                           Executive Vice President - Finance
                                           and Chief Financial Officer
                                           (duly authorized officer
                                           of registrant and principal
                                           financial officer)