Form 10-Q/A
period 1996-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 1996-05-28
CIK 278327

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-Q/A NO. 1
|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

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


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                         ----------------------------------
                                                                                            1996                   1995
                                                                                        Reorganized             Predecessor
                                                                                           Company                Company
                                                                                         -----------            -----------
Operating revenues:
 Passenger                                                                               $  677,932             $  595,429
 Freight and mail                                                                            35,904                 35,240
 All other                                                                                   68,597                 61,651
                                                                                        -----------            -----------
      Total                                                                                 782,433                692,320
                                                                                        -----------            -----------

Operating expenses:
 Salaries, wages and benefits                                                               296,323                281,707
 Earned stock compensation                                                                    4,984                      -
 Aircraft fuel and oil                                                                      129,396                101,790
 Passenger sales commissions                                                                 63,940                 59,629
 Aircraft maintenance materials and repairs                                                  47,758                 35,511
 Depreciation and amortization                                                               39,613                 41,666
 Operating lease rentals                                                                     70,305                 69,503
 Passenger food and beverages                                                                25,541                 23,335
 All other                                                                                  158,764                155,440
                                                                                        -----------            -----------
      Total                                                                                 836,624                768,581
                                                                                        -----------            -----------

Operating loss                                                                              (54,191)               (76,261)
                                                                                        -----------            -----------

Other charges (credits):
 Interest expense                                                                            33,547                 51,937
 Interest and investment income                                                              (6,086)                (3,144)
 Disposition of assets, gains and losses - net                                                  214                    271
 Other charges and credits - net                                                             (7,588)                (2,572)
                                                                                        -----------            -----------
       Total                                                                                 20,087                 46,492
                                                                                        -----------            -----------

Loss before income taxes                                                                    (74,278)              (122,753)
Provision (credit) for income taxes                                                         (37,171)                    42
                                                                                        -----------            -----------

Net loss                                                                                    (37,107)              (122,795)

Preferred stock dividend requirements                                                        23,998                  3,750
                                                                                        -----------            -----------
Loss applicable to common shares                                                         $  (61,105)            $ (126,545)
                                                                                        ===========            ===========

Per share amounts:
 Loss before special preferred stock
  dividend requirements                                                                   $    (.98)
 Special preferred stock dividend requirement
  - redemption of 12% Preferred Stock                                                          (.48)
                                                                                        -----------

Net loss                                                                                 $    (1.46)
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

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRANS WORLD AIRLINES, INC.

Dated:  May 24, 1996
                                       By:   /s/ Jody A. Ruth
                                           -----------------------------------
                                           Vice President and Corporate
                                           Controller (duly authorized
                                           representative of registrant)