Form 10-K/A
period 1995-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 1996-07-02
CIK 278327

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                              FORM 10-K/A No. 1


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

                                  SIGNATURE


        Pursuant to the requirements of the Securites Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRANS WORLD AIRLINES, INC.

Dated: July 2, 1996
                                           By: /s/ Jody A. Ruth
                                              -----------------------
                                              Vice President and Controller
                                              (duly authorized representative
                                              of registrant)

10.48           Purchase Agreement, dated February 9, 1996 between The Boeing
                Company and TWA relating to Boeing Model 757-231 Aircraft
                (Purchase Agreement Number 1910)

- ---------------

REPORTS ON FORM 8-K

        Current Report on Form 8-K filed December 29, 1995.

        Current Report on Form 8-K filed March 20, 1995.

        Current Report on Form 8-K filed March 21, 1995.