Form 10-Q/A
period 1996-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1996-08-16
CIK 278327

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q/A

                                      NO. 1

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7815

                          TRANS WORLD AIRLINES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     43-1145889
- -------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                ONE CITY CENTRE
                              515 N. SIXTH STREET
                           ST. LOUIS, MISSOURI 63101
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (314) 589-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                   -----------------------------------------

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AS OF
                   CLASS                            AUGUST 1, 1996
          ------------------------                 -----------------
          Common Stock, par value                     38,794,820
          $0.01 per share

    In addition, as of August 1, 1996 there were 6,400,006 shares of Employee Preferred Stock outstanding.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements made in this Form 10-Q relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each of them is therefore subject to risks, uncertainties, and assumptions that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Some of the uncertainties that might adversely impact TWA's future results of operations include, but are not limited to, those described below.

    During the early 1990s, the Company experienced significant losses. Factors contributing to these losses included, among other things, excess financial leverage; adverse publicity associated with the Company's financial difficulties; excessive labor costs; the continuing impact of a relatively weak economy, which resulted in weak air travel demand; and domestic pricing policies of other airlines, which decreased industry revenue yields and generated intense competition.

    As a result of these losses, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with SOP 90-7, which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the effective date of the '95 Reorganization. A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 17 to the 1995 Consolidated Financial Statements. For accounting purposes, the effective date of the '95 Reorganization is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization.

    As discussed below under ``--Liquidity and Capital Resources,'' pursuant to the '95 Reorganization and the Company's current business strategy, the Company has improved its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, rescheduling debt payments, recapitalizing the Company's equity securities and certain of its debt, revising the Company's route structure to capitalize further on its strength in St. Louis and developing enhanced marketing systems. Pursuant to the '95 Reorganization, the Company eliminated approximately $500 million in face amount (approximately $300 million book value) of debt from its balance sheet. In addition, the maturity of the Icahn Loans was extended from January 8, 1995 to January 8, 2001, and the Company negotiated an aggregate of $91 million of aircraft lease and conditional sale agreement deferrals for various periods of time, with a weighted average life of approximately two years.

GENERAL

    The airline industry is cyclical in nature. The demand for air transportation is closely related to general U.S. and worldwide economic conditions. The Company's operating results are also significantly affected by competitive factors in the airline industry. Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures and (vii) the possible reduction in yield due to a discount ticket program entered into by the Company with Karabu Corporation (``Karabu''), a Delaware corporation controlled by Mr. Carl C. Icahn, in connection with the '95 Reorganization. See ``--Liquidity and Capital Resources--Contingencies.''

    On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. TWA is unable to predict the amount of claims, if any, relating to the crash which may ultimately be made against the Company and how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, TWA believes that the resolution of any claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 800. Due to, among other things,

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           TRANS WORLD AIRLINES, INC.

Dated: August 16, 1996                     By:        /s/ JODY A. RUTH
                                              ---------------------------------
                                                        Jody A. Ruth
                                                Vice President and Controller