Form 10-Q/A
period 1996-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1996-08-16
CIK 278327

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q/A

                                      NO. 2

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

    On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. TWA is unable to predict the amount of claims, if any, relating to the crash which may ultimately be made against the Company and how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, TWA believes that the resolution of any claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to predict the extent of any adverse effect on its revenues, yields or results of operations which may result from the public perception of the crash of Flight 800. Due to, among other things, management's need to devote its attention to providing assistance to the families of passengers and crew members of Flight 800, as well as cooperating in the investigation of the crash, the Company has decided to delay its proposed offering of 8,000,000 shares of Common Stock pursuant to a Registration Statement on Form S-3 (Reg. No. 333-05691) previously filed with the Commission on June 11, 1996.

    The Company's operating results for any interim period are not necessarily indicative of those for the entire year due to seasonal fluctuations. First and fourth quarter operating results typically reflect operating and net losses, while second and third quarter results have historically been more favorable for the Company and others in the airline industry due to increased leisure travel during the spring and summer months.

    TWA has no unused credit lines and must satisfy substantially all of its working capital and capital expenditure requirements from cash provided by operating activities or from external capital sources or from the sale of assets. TWA has relatively few non-strategic assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.

    During 1994, the Company entered into labor agreements with the three unions which together represent a majority of the Company's employees (the ``'94 Labor Agreements'') and which substantially reduced the Company's labor costs. The '94 Labor Agreements will become amendable in the latter half of 1997. While the Company cannot predict the precise wage rates that will be in effect at such time (since such rates will be determined by subsequent events), the wage rates then in effect will likely increase. However, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity and will continue to explore other ways to control and/or reduce operating expenses. Additionally, the Company will seek to continue improving its market share as compared with its competitors by continuing to modify its flight schedule and route structure and by continuing to increase customer preference based on TWA's improved product quality.

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

    TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                                                                                       SIX MONTHS ENDED
                                                                      YEAR ENDED DECEMBER 31,              JUNE 30,
                                                                  ------------------------------      ------------------
                                                                   1993        1994        1995        1995        1996
                                                                  ------      ------      ------      ------      ------
TOTAL SYSTEM
Revenue passenger miles (millions)<F2>.........................   22,664      24,906      24,902      11,610      12,879
Available seat miles (millions)<F3>............................   35,678      39,191      37,905      18,007      19,258
Passenger load factor <F4>.....................................     63.5%       63.5%       65.7%       64.5%       66.9%
Passenger yield (cents)<F5>....................................    11.35cent   11.31cent   11.39cent   11.38cent   11.78cent
Passenger revenue per available seat mile (cents)<F6>..........     7.21cent    7.19cent    7.48cent    7.34cent    7.88cent
Operating cost per available seat mile (cents)<F7>.............     8.89cent    8.27cent    8.12cent    8.34cent    8.76cent
Average daily utilization per aircraft (hours)<F8>.............     9.23        9.30        9.45        9.28        9.78
Aircraft in fleet being operated at end of period..............      186         185         188         184         187

- --------

<F1> Excludes subsidiary companies.

<F2> The number of scheduled miles flown by revenue passengers.

<F3> The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

<F4> Revenue passenger miles divided by available seat miles.


<F5> Passenger revenue per revenue passenger mile.

<F6> Passenger revenue divided by available seat miles.

<F7> Operating expenses, excluding special charges, earned stock compensation and other nonrecurring charges, divided by available seat miles.

<F8> The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

    Total operating revenues of $965.8 million for the second quarter of 1996 were $105.3 million or 12.2% more than the comparable 1995 period, primarily because of a $93.3 million or 12.5% increase in passenger revenue and an $8.1 million increase in contract revenue.

    Capacity and traffic increased in the second quarter of 1996 from the comparable period of 1995. System capacity as measured by Available Seat Miles (``ASMs'') increased by 8.0% during the second quarter of 1996 as compared to the same period of 1995 reflecting increases in both international and domestic capacity. Passenger traffic volume, as measured by total Revenue Passenger Miles (``RPMs'') in scheduled service, increased 12.7% as compared to the same period of 1995. Passenger load factor for the quarter ended June 30, 1996 was 69.8% compared to 66.9% in the same period of 1995. TWA's yield per passenger mile for the second quarter of 1996 increased by 1.4% over the comparable 1995 period to 11.93 cents from 11.76 cents.

    Operating expenses of $903.8 million in the second quarter of 1996 were $97.7 million or 12.1% more than the operating expenses of $806.1 million in the second quarter of 1995, due primarily to the following changes:

    * Salaries, wages and benefits of $309.4 million for the second quarter of 1996 were $28.6 million or 10.2% more than the second quarter of 1995, primarily due to an increase in the average number of employees. The Company had 24,554 employees at June 30, 1996 as compared to 22,574 at June 30, 1995.

    * Aircraft fuel and oil expense of $141.1 million was $29.5 million higher than in the second quarter of 1995, primarily due to increases in the amount of fuel used due to an increase in ASMs and utilization, an increase in the price of fuel, and the expiration in October 1995 of the airlines' exemption from paying fuel taxes of 4.3 cents per gallon.

    * Aircraft maintenance materials and repairs of $57.2 million in the second quarter of 1996 represented an increase of $17.0 million or 42.3% compared to the second quarter of 1995, primarily as a result of a 8.0% increase in capacity as measured by total ASMs, increased repair work performed by the Company for other air carriers and third parties, and maintenance work to prepare the fleet for the peak summer months.

    * Operating lease rentals of $74.5 million in the second quarter of 1996 were $6.3 million or 9.2% more than the second quarter of 1995, primarily due to a net addition of 4 leased aircraft from the prior year.

    * All other operating expenses of $181.4 million in the second quarter of 1996 increased by $15.3 million or 9.2% over the second quarter of 1995 primarily because of the increase in capacity and passenger traffic.

    As a result of the above, operating income of $62.0 million for the second quarter of 1996 was $7.6 million greater than the operating income of $54.4 million for the second quarter of 1995.

    Other charges (credits) were a net charge of $16.0 million in the second quarter of 1996 as compared to $49.3 million in the second quarter of 1995. This favorable change of $33.4 million was primarily due to a $23.9 million decrease in interest expense resulting from the '95 Reorganization, and an increase in other credits--net of $7.5 million, primarily as a result of $4 million in restructuring expenses in the second quarter of 1995 and a $3.1 million improvement in the company's share of the earnings of Worldspan.

    A tax provision of $20.8 million was recorded in the second quarter 1996 as compared to a tax credit of $117,000 recorded in the second quarter of 1995. The Company presently expects that its full year 1996 results will require a provision for income taxes. Accordingly, the tax provision recorded in the second quarter, together with the tax benefit recorded in the first quarter, reflects management's current estimate of the annual effective tax rate. The amortization of excess reorganization value and certain other items which are not deductible for income tax purposes are expected to result in an effective tax rate for financial reporting purposes in 1996 that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

    Net income of $25.3 million for the second quarter of 1996 was an improvement of $20.1 million over net income of $5.2 million for the second quarter of 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

    Total operating revenues of $1,748.2 million for the six months ended June 30, 1996 were $195.4 million or 12.6% more than the comparable 1995 period, primarily because of a $175.8 million or 13.1% increase in passenger revenue and a $10.6 million increase in contract revenue.

    Capacity and traffic increased in the six months ended June 30, 1996 from the comparable period of 1995. System capacity as measured by ASMs increased by 7.0% during the six months ended June 30, 1996 as compared to the same period of 1995 reflecting increases in both international and domestic capacity. Passenger traffic volume, as measured by total RPMs in scheduled service, increased 10.9% as compared to the same period of 1995. Passenger load factor for the six months ended June 30, 1996 was 66.9% compared to 64.5% in the same period of 1995. TWA's yield per passenger mile for the six months ended June 30, 1996 increased by 3.5% over the comparable 1995 period to 11.78 cents from
11.38 cents.

    Operating expenses of $1,740.4 million for the six months ended June 30, 1996 were $165.7 million or 10.5% more than the operating expenses of $1,574.7 million in the same period of 1995, due primarily to the following changes:

    * Salaries, wages and benefits of $605.8 million for the six months ended June 30, 1996 were $43.2 million or 7.7% more than the same period in 1995, primarily due to an increase in the average number of employees. The Company had 24,554 employees at June 30, 1996 as compared to 22,574 at June 30, 1995.

    * Earned stock compensation of $5.0 million for the six months ended June 30, 1996 represents the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. Additional non-cash charges may be recorded in 1996 and will be recorded in 1997, depending on the market price of the Common Stock.

    * Aircraft fuel and oil expense of $270.5 million was $57.2 million higher than in the corresponding period of 1995, primarily due to an increase in the volume of fuel used due to an increase in utilization and ASMs, an increase in the average cost of fuel and the expiration of the airlines' exemption effective October 1, 1995 from paying fuel taxes.

    * Aircraft maintenance materials and repairs of $105 million for the six months ended June 30, 1996 represented an increase of $29.2 million or 38.6% compared to the comparable period in 1995, primarily as a result of a 6.9% increase in capacity as measured by total ASMs, increased repair work performed by the Company for other air carriers and third parties, and maintenance work to prepare the fleet for the peak summer months.

    * Operating lease rentals of $144.8 million for the six months ended June 30, 1996 were $7.1 million or 5.2% more than the corresponding period in 1995, primarily due to a net increase in leased aircraft of 4 planes.

    * All other operating expenses of $340.1 million for the six months ended June 30, 1996 increased by $18.6 million or 5.8% over the corresponding period in 1995 primarily because of the increase in capacity and passenger traffic.

    As a result of the above, operating income of $7.8 million for the six months ended June 30, 1996 improved $29.7 million from the operating loss of $21.9 million for the six months ended June 30, 1995.

    Other charges (credits) were a net charge of $36.1 million for the six months ended June 30, 1996 as compared to $95.8 million in the corresponding period in 1995. This favorable change of $59.8 million was primarily due to a $42.3 million decrease in interest expense resulting from the '95 Reorganization, an increase in interest and investment income of $4.6 million due primarily to an increase in the funds available for investment, and an increase in other credits--net of $12.5 million, primarily as a result of $7 million in restructuring expenses in the first half of 1995, a $3.8 million improvement in the company's share of the earnings of Worldspan and, $2.5 million credit to reflect a litigation settlement in the first quarter of 1996.

    A tax credit of $16.4 million was recorded for the six months ended June 30, 1996 as compared to a tax credit of $75,000 recorded in the corresponding period of 1995. As the Company presently expects that its full year 1996 results will require a provision for income taxes, the tax credit recorded for the six months ended June 30 reflects management's current estimate of the annual effective tax rate. The amortization of excess reorganization value and certain other items which are not deductible for income tax purposes are expected to result in an effective tax rate for financial reporting purposes in 1996 that is significantly greater than the current U.S. corporate statutory rate of 35 percent.

    Net loss of $11.8 million for the six months ended June 30, 1996 was an improvement of $105.8 million over the net loss of $117.6 million for the corresponding period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources.

  Liquidity

    The Company's consolidated cash and cash equivalents at June 30, 1996 of $304.4 million was approximately the same as the December 31, 1995 balance of $304.3 million. Net cash provided from operating activities was $92.0 million for the six months ended June 30, 1996 while $94.7 million was provided in the comparable 1995 period. Net investing activities used $88.3 million more cash for the six months ended June 30, 1996 than the comparable 1995 period due primarily to increased capital expenditures and noncurrent investments and receivables. Net financing activities provided $24.0 million of cash in 1996 while using $44.4 million of cash in 1995, an increase of $68.4 million.

    The net increase in cash provided by financing activities was primarily due to the sale of 3,869,000 shares of 8% Preferred Stock for net proceeds to the Company of $186.2 million. On April 26, 1996, $84.9 million of such net proceeds were used to redeem the Company's 12% Preferred Stock.

    Like its principal competitors, TWA typically operates with a working capital deficiency, which was $177.8 million at June 30, 1996, an increase of $66.2 million from the deficiency at December 31, 1995 of $111.6 million.

    Pursuant to the '95 Reorganization, the Company issued 600,000 ticket vouchers, each with a face value of $50.00, which may be used for a discount of up to 50% off the cost of a TWA airline ticket for transportation on TWA (``Ticket Vouchers''). Pursuant to certain agreements, the Company repurchased 236,000 Ticket Vouchers at an aggregate cost of $8.4 million in late 1995 and the first half of 1996.

    The Company elected to pay interest, due February 1, 1996, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest, including the premium required for non-cash settlement, aggregated approximately $11.3 million, and resulted in the issuance of approximately 1.1 million shares of Common Stock. The Company has elected to pay interest due in August 1996 in cash and may elect to pay interest due in February 1997 in cash or through the issuance of additional shares of Common Stock. Interest due after February 1997 must be paid in cash. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, or 317,145 shares of Common Stock. As discussed above, the 12% Preferred Stock was redeemed in full on April 26, 1996.

  Contingencies

    On June 14, 1995, the Company signed an agreement (the ``Extension and Consent Agreement'') with Karabu pursuant to which the term of the financing of up to $200 million provided to TWA by Karabu in connection with the '93 Reorganization (``the Icahn Loans'') was extended from January 8, 1995 to January 8, 2001. Karabu and certain other affiliates of Mr. Icahn (the ``Icahn Entities'') consented to certain modifications to certain promissory notes issued to a settlement trust on behalf of the Pension Benefit and Guaranty Corporation (the ``PBGC'') in connection with the '93 Reorganization (the ``PBGC Notes'') and the Icahn Entities agreed to refrain from exercising the right during 1995 to terminate certain pension plans covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA on the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. At June 30, 1996, the outstanding balance of the Icahn Loans was approximately $162 million (excluding approximately $6.7 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

    On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the eight-year Ticket Agreement. There are two categories of tickets under the Ticket Agreement: (1) ``Domestic Consolidator Tickets'', which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) ``System Tickets,'' which are not subject to any cap throughout the term of the Ticket Agreement. Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share, except for the New York market, which has a 10% market share limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax.

    Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on certain promissory notes issued to the PBGC in satisfaction of the PBGC Notes. As of June 30, 1996, $77.8 million of System Tickets (representing proceeds of $40.8 million to TWA) had been sold by the Icahn Entities while no Domestic Consolidator Tickets had been sold. Approximately $27.3 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes.

    No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell such tickets through travel agents. Karabu, however, has been marketing tickets through travel agents to the general public. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. The Company informed Karabu that if it did not cease sales through travel agents, the Company would enforce its rights under the Ticket Agreement by legal action. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered, threatening to attempt to declare a default on the Icahn Loans on a variety of claims related to his various interpretations of a security agreement under which the receivables and certain flight equipment securing the Icahn Loans are pledged (the ``Karabu Security Agreement'') as well as with respect to alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company would result in a cross-default under the Icahn Loans. Mr. Icahn also alleged independent violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, in accordance with the terms of the Karabu Security Agreement, certain aircraft which TWA has retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value with the State Street Bank and Trust Company of Connecticut, N.A., as security trustee under the Karabu Security Agreement (the ``Security Trustee''), and requested the release of the liens on such aircraft. To date, the Security Trustee has not released such liens. In addition, Mr. Icahn has asserted that the approval of the Security Trustee is required for any modification to the FAA-approved maintenance program affecting aircraft pledged as security under the Karabu Security Agreement. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The final extension of such a standstill expired on March 20, 1996.

    On March 20, 1996, TWA was named as a defendant in a complaint (the ``Icahn Complaint'') filed by the Icahn Entities; in addition, the Company filed a petition (the ``TWA Petition'') commencing a lawsuit against Mr. Icahn, Karabu and certain other entities affiliated with Mr. Icahn (the ``Icahn Defendants''). The Company intends to press its claims under the TWA Petition vigorously and believes it has meritorious defenses to the claims asserted in the Icahn Complaint. If Karabu's interpretation of the Ticket Agreement regarding sales of discount tickets by the Icahn Defendants to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which would result in an acceleration of the Icahn Loans would result in a cross-default to substantially all of the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

    On June 6, 1996, Karabu forwarded a letter to TWA advising the Company of Karabu's possible intention to instruct the PBGC to require the Security Trustee to give a 30 day default notice to TWA in respect of certain alleged instances of non-compliance by TWA with the provisions of the Karabu Security Agreement relating to, among other things, four Boeing 727-100 aircraft which are no longer being flown by TWA in active service and changes by TWA to the FAA-approved scheduled maintenance of such aircraft and other aircraft pledged under the Karabu Security Agreement without obtaining approval of the Security Trustee. Karabu also forwarded with such letter a draft of a proposed complaint which it threatened to file for a declaratory judgment that Karabu would be entitled to instruct the PBGC to require the Security Trustee to give TWA such notice of default. The complaint was filed in a New York state court and was served on TWA on June 28, 1996, and was voluntarily dismissed with prejudice on July 18, 1996.

    On June 26, 1996, Karabu formally requested the PBGC to instruct the Security Trustee to give TWA a notice of default under the Karabu Security Agreement. On June 27, 1996, the PBGC declined to so instruct the Security Trustee, advising Karabu that the PBGC did not believe TWA was in default and, even if a default were determined to exist, any such default would be technical only and Karabu would not be harmed by such a default.

    On June 28, 1996, Karabu brought an action against the PBGC in the United States District Court for the Southern District of New York, seeking a declaratory judgment for the purpose of determining Karabu's rights with respect to the Karabu Security Agreement.

    The impact of future ticket sales by Icahn Affiliates on the Company's results of operations, being dependent upon, among other things, the timing thereof, cannot be predicted at this time.

  Commitments

    At June 30, 1996, TWA's 1996 capital expenditures were anticipated to total approximately $120 million, including approximately $75 million for flight equipment related expenditures (e.g., progress payments for aircraft and the purchase of aircraft engines and parts). In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new Boeing 757 aircraft to be delivered in 1996 and 1997, with deliveries commencing in July 1996. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $51 million per annum over the lease terms after all 10 aircraft have been delivered. These aircraft have an initial lease term of 10 years. The Company took delivery of the first Boeing 757 aircraft on July 22, 1996. The Company also entered into an agreement in February 1996 with Boeing for the purchase of 10 new Boeing 757 aircraft with deliveries in February 1997 through May 1999. Under this agreement, the Company also acquired the right, subject to certain conditions, to purchase up to 20 additional Boeing 757 aircraft. The estimated purchase price for the firm order aircraft and related spare parts and equipment is $550 million including an estimate for the price escalation factor. The Company has secured financing commitments from the engine and airframe manufacturers for approximately $420 million of the purchase price of the aircraft and related spare parts and equipment.

    In July, 1996, the Company announced an agreement to acquire five new McDonnell Douglas MD-83s. The long-term leasing arrangement provides for delivery of the aircraft in the second half of 1997. In addition TWA has the option to acquire up to ten additional leased MD-83s for delivery between June 1998 and April 1999.

    TWA's operating strategy contemplates a capacity increase in 1996 of approximately 7% as measured by total ASMs, through, among other things, (i) the acquisition of four additional used Boeing 747s (including two that were delivered through July 8, 1996), 12 additional new or used MD-80s/83s (including two that were delivered in April 1996) and three new Boeing 757s,
(ii) an increase in seating density across TWA's fleet and (iii) more efficient use of existing equipment. This capacity increase is measured net of the capacity decrease resulting from aircraft retirements. Agreements have not been entered into with respect to all of such additional MD-80/83 aircraft, and the Company's ability to obtain aircraft on acceptable financing terms is not certain. Market conditions or the inability to obtain acceptable financing could cause the Company to modify its current plans. No assurance can be given that if TWA acquires additional aircraft, any such acquisitions, together with the related obligations to make rental payments or repay any indebtedness incurred in connection therewith, will ultimately be profitable and positively affect the Company's relative market share.

    To comply with the December 31, 1996 interim requirement under the Noise Act, the Company plans to retrofit, by means of engine hush-kits, 28 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to be $49 million. The Company is exploring various financing options to fund the majority of such expenditure, including an extension of the current leases at increased rental rates. As of June 30, 1996, the Company had purchased thirteen hush-kits for $22.1 million with internal funds. There is another agreement providing for the financing of the huskitting of an additional 14 DC-9-30 and DC-9-50 aircraft currently leased by TWA. The aggregate cost of such hushkits would approximate $27 million.

    TWA has purchase agreements (collectively, the ``AVSA Agreement'') for the purchase of 10 A330 aircraft with AVSA, S.A.R.L. (``AVSA''), a subsidiary of Airbus Industries G.I.E., and has options to acquire an additional 10 aircraft. The current delivery schedule calls for the 10 firm aircraft to be delivered during the period from April 1999 to September 2000. Additionally, delivery dates for the option aircraft have been rescheduled to commence in December 1999 and extend through April 2001, subject to TWA's exercise thereof. Based on an assumed 5% annual price escalation, the Company estimates the aggregate costs of the firm orders to be approximately $1 billion. In connection with the AVSA Agreement, TWA is required to issue promissory notes to AVSA, to finance purchase deposits, in the aggregate principal amount of $21.4 million over the months of April, May, June, July and September of 1996; however, AVSA and TWA have agreed to a deferral of this obligation until October 1996, which obligation has previously been deferred twice. If not further deferred, the Company would also be required to make certain cash predelivery payments, beginning in October of 1996 aggregating approximately $29.8 million in the fourth quarter of 1996. TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement.

    TWA has also entered into agreements (collectively, the ``Equipment Agreement'') with Rolls-Royce plc (``Rolls Royce'') relating to the purchase of Rolls Royce engines, modules, and spare parts at the time of the purchase of, and to support, the A330 aircraft described above. TWA's promissory note to Rolls Royce, in the principal amount of $27.4 million, could be subject to prepayment in the event of cancellation of the Equipment Agreement.

    The Company's management currently estimates that it will generate sufficient resources to fund its operations and meet its debt obligations during 1996. While the Company is seeking financing for certain of its planned capital expenditures, a substantial portion of such expenditures are expected to utilize internally generated funds.

  Availability of NOLs

    Based on recent analyses, the Company presently estimates that it has, for federal income tax purposes, net operating loss carryforwards (``NOLs'') amounting to approximately $400 million, which expire in 2008 through 2010 if not utilized before then to offset taxable income. The determination of the amount of such NOLs involves numerous complex issues which may be subject to differing interpretations. Such NOLs are subject to examination by the Internal Revenue Service (the ``IRS''), and, thus, are subject to adjustment or dissallowance resulting from any such IRS examination. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. As a result of such a change in ownership caused by the '95 Reorganization, utilization of the Company's NOLs will, depending upon certain elections to be made by the Company, be either substantially restricted (to aproximately $14 million per year) or reduced (by approximately $45 million) in future periods. Any future ownership change may result in the imposition of a significantly lower annual limitation on the Company's utilization of NOLs and extend the period over which any benefits are realized therefrom. Moreover, if the Company elects to reduce its NOLs rather than to apply the estimated $14 million anual limitation described above, and if another ownership change were to occur during the two-year period following the '95 Reorganization, the annual limitation on the Company's utilization of its existing NOLs would be reduced to zero. There can be no assurance that an ownership change will not occur in the future. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

  Impact of Recently Issued Accounting Standards

    On January 1, 1996, TWA adopted Statement of Financial Accounting Standards No. 123, ``Accounting for Stock-Based Compensation (``SFAS No. 123''). TWA elected to continue to apply the intrinsic value based method for recognizing compensation expense for stock-based employee compensation plans. Therefore, the adoption of SFAS 123 had no impact on the Company's results of operations or financial position.

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