Form 10-Q
period 1996-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1996-11-14
CIK 278327

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-7815

                          TRANS WORLD AIRLINES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                               43-1145889
-------------------------------       ------------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AS OF
                   CLASS                           NOVEMBER 1, 1996
          -----------------------                 -----------------
          Common Stock, par value
          $0.01 per share                             41,277,734

    In addition, as of November 1, 1996 there were 6,287,290 shares of Employee Preferred Stock outstanding.

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                  FOR THE TWO MONTHS ENDED AUGUST 31, 1995,
                    THE ONE MONTH ENDED SEPTEMBER 30, 1995,
                 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               PREDECESSOR
                                                                 COMPANY            REORGANIZED COMPANY
                                                               -----------    -------------------------------
                                                               TWO MONTHS       ONE MONTH       THREE MONTHS
                                                                  ENDED           ENDED             ENDED
                                                               AUGUST 31,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1995            1995              1996
                                                               -----------    -------------     -------------
Operating revenues:
    Passenger..............................................     $588,038         $250,669         $  874,275
    Freight and mail.......................................       23,849           11,957             38,548
    All other..............................................       53,642           31,264             90,044
                                                                --------         --------         ----------
            Total..........................................      665,529          293,890          1,002,867
                                                                --------         --------         ----------
Operating expenses:
    Salaries, wages and benefits...........................      193,142           95,926            317,527
    Earned stock compensation..............................       55,767              418               (735)
    Aircraft fuel and oil..................................       83,517           38,561            162,382
    Passenger sales commissions............................       53,499           23,634             75,960
    Aircraft maintenance materials and repairs.............       19,945           10,298             53,529
    Depreciation and amortization..........................       25,607           13,964             39,518
    Operating lease rentals................................       44,842           23,818             77,270
    Passenger food and beverages...........................       17,599            9,052             31,218
    Special charges........................................        1,730               --                 --
    All other..............................................      133,360           68,911            220,179
                                                                --------         --------         ----------
            Total..........................................      629,008          284,582            976,848
                                                                --------         --------         ----------
Operating income...........................................       36,521            9,308             26,019
                                                                --------         --------         ----------
Other charges (credits):
    Interest expense.......................................       16,361           11,283             30,864
    Interest and investment income.........................       (3,148)          (1,574)            (5,421)
    Disposition of assets, gains and losses--net...........         (132)              50                 87
    Reorganization items...................................      242,243               --                 --
    Other charges and credits--net.........................        1,804            1,864             (9,481)
                                                                --------         --------         ----------
            Total..........................................      257,128           11,623             16,049
                                                                --------         --------         ----------
Income (loss) before income taxes and extraordinary
  items....................................................     (220,607)          (2,315)             9,970
Provision (credit) for income taxes........................          (21)              32             16,875
                                                                --------         --------         ----------
Loss before extraordinary items............................     (220,586)          (2,347)            (6,905)
Extraordinary items, net of income taxes...................      140,898               --             (7,420)
                                                                --------         --------         ----------
Net loss...................................................      (79,688)          (2,347)           (14,325)

Preferred stock dividend requirements......................        3,818            1,163              3,869
                                                                --------         --------         ----------
Loss applicable to common shares...........................     $(83,506)        $ (3,510)        $  (18,194)
                                                                ========         ========         ==========
Per share amounts:
    Loss before extraordinary item.........................      NM<F*>          $   (.16)        $     (.24)
    Extraordinary item.....................................      NM<F*>                --               (.16)
                                                                                 --------         ----------
    Net loss...............................................      NM<F*>          $   (.16)        $     (.40)
                                                                                 ========         ==========

--------
<F*> NM--``not meaningful''

           See notes to condensed consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                 FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995,
                    THE ONE MONTH ENDED SEPTEMBER 30, 1995,
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              PREDECESSOR
                                                                COMPANY              REORGANIZED COMPANY
                                                              ------------     -------------------------------
                                                              EIGHT MONTHS       ONE MONTH        NINE MONTHS
                                                                 ENDED             ENDED             ENDED
                                                               AUGUST 31,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1995             1995              1996
                                                              ------------     -------------     -------------
Operating revenues:
    Passenger..............................................    $1,929,166         $250,669         $2,391,207
    Freight and mail.......................................        94,784           11,957            111,495
    All other..............................................       194,405           31,264            248,406
                                                               ----------         --------         ----------
            Total..........................................     2,218,355          293,890          2,751,108
                                                               ----------         --------         ----------
Operating expenses:
    Salaries, wages and benefits...........................       755,708           95,926            923,288
    Earned stock compensation..............................        55,767              418              4,306
    Aircraft fuel and oil..................................       296,833           38,561            432,849
    Passenger sales commissions............................       185,981           23,634            213,548
    Aircraft maintenance materials and repairs.............        95,657           10,298            158,485
    Depreciation and amortization..........................       106,474           13,964            118,347
    Operating lease rentals................................       182,548           23,818            222,083
    Passenger food and beverages...........................        68,137            9,052             84,052
    Special charges........................................         1,730               --                 --
    All other..............................................       454,878           68,911            560,294
                                                               ----------         --------         ----------
            Total..........................................     2,203,713          284,582          2,717,252
                                                               ----------         --------         ----------
Operating income...........................................        14,642            9,308             33,856
                                                               ----------         --------         ----------
Other charges (credits):
    Interest expense.......................................       123,247           11,283             95,483
    Interest and investment income.........................       (10,366)          (1,574)           (17,247)
    Disposition of assets, gains and losses--net...........           206               50                 62
    Reorganization items...................................       242,243               --                 --
    Other charges and credits--net.........................        (2,379)           1,864            (26,185)
                                                               ----------         --------         ----------
            Total..........................................       352,951           11,623             52,113
                                                               ----------         --------         ----------
Loss before income taxes and extraordinary items...........      (338,309)          (2,315)           (18,257)
Provision (credit) for income taxes........................           (96)              32                493
                                                               ----------         --------         ----------
Loss before extraordinary items............................      (338,213)          (2,347)           (18,750)
Extraordinary items, net of income taxes...................       140,898               --             (7,420)
                                                               ----------         --------         ----------
Net loss...................................................      (197,315)          (2,347)           (26,170)

Preferred stock dividend requirements......................        11,554            1,163             32,681
                                                               ----------         --------         ----------
Loss applicable to common shares...........................    $ (208,869)        $ (3,510)        $  (58,851)
                                                               ==========         ========         ==========
Per share amounts:
    Loss before extraordinary item and special preferred
      dividend requirements................................      NM<F*>           $   (.16)        $     (.73)
    Extraordinary item and special preferred dividend
      requirements.........................................      NM<F*>                 --               (.63)
                                                                                  --------         ----------
    Net loss...............................................      NM<F*>           $   (.16)        $    (1.36)
                                                                                  ========         ==========

--------
<F*> NM--``not meaningful''

           See notes to condensed consolidated financial statements

                                       3

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                            (AMOUNTS IN THOUSANDS)

                                                                                                     REORGANIZED COMPANY
                                                                                               --------------------------------
                                                                                               DECEMBER 31,       SEPTEMBER 30,
                                                                                                   1995               1996
                                                                                               ------------       -------------
                                                                                                                   (UNAUDITED)
                                           ASSETS
Current assets:
    Cash and cash equivalents...............................................................    $  304,340          $  248,522
    Receivables, less allowance for doubtful accounts, $13,517 in 1995 and $15,098 in
      1996..................................................................................       226,451             307,036
    Spare parts, materials and supplies, less allowance for obsolescence, $2,201 in 1995 and
      $8,941 in 1996........................................................................       143,374             142,288
    Prepaid expenses and other..............................................................        54,358              78,662
                                                                                                ----------          ----------
            Total...........................................................................       728,523             776,508
                                                                                                ----------          ----------
Property:
    Property owned:
        Flight equipment....................................................................       303,248             381,680
        Prepayments on flight equipment.....................................................            --              31,411
        Land, buildings and improvements....................................................        54,722              59,163
        Other property and equipment........................................................        39,032              52,564
                                                                                                ----------          ----------
            Total owned property............................................................       397,002             524,818
        Less accumulated depreciation.......................................................        18,769              54,612
                                                                                                ----------          ----------
            Property owned--net.............................................................       378,233             470,206
                                                                                                ----------          ----------
    Property held under capital leases:
        Flight equipment....................................................................       172,812             172,812
        Land, buildings and improvements....................................................        54,761              54,761
        Other property and equipment........................................................         6,862               4,636
                                                                                                ----------          ----------
            Total property held under capital leases........................................       234,435             232,209
        Less accumulated amortization.......................................................        12,602              37,858
                                                                                                ----------          ----------
            Property held under capital leases--net.........................................       221,833             194,351
                                                                                                ----------          ----------
                Total property--net.........................................................       600,066             664,557
                                                                                                ----------          ----------
Investments and other assets:
    Investments in affiliated companies.....................................................        98,156             107,888
    Investments, receivables and other......................................................       165,471             191,465
    Routes, gates and slots--net............................................................       450,916             433,968
    Reorganization value in excess of amounts allocable to identifiable assets--net.........       825,079             793,615
                                                                                                ----------          ----------
            Total...........................................................................     1,539,622           1,526,936
                                                                                                ----------          ----------
                                                                                                $2,868,211          $2,968,001
                                                                                                ==========          ==========

           See notes to condensed consolidated financial statements

                                       4

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                      REORGANIZED COMPANY
                                                                                               ---------------------------------
                                                                                               DECEMBER 31,        SEPTEMBER 30,
                                                                                                   1995                1996
                                                                                               ------------        -------------
                                                                                                                    (UNAUDITED)
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt....................................................    $   67,566           $   88,802
    Current obligations under capital leases................................................        42,835               44,298
    Advance ticket sales....................................................................       209,936              303,175
    Accounts payable, trade and other.......................................................       145,318              200,850
    Accrued expenses:
        Employee compensation and benefits..................................................       119,353              119,796
        Interest on debt and capital leases.................................................        44,710               29,155
        Taxes...............................................................................        16,995               19,674
        Other accrued expenses..............................................................       193,380              229,895
                                                                                                ----------           ----------
            Total accrued expenses..........................................................       374,438              398,520
                                                                                                ----------           ----------
            Total...........................................................................       840,093            1,035,645
                                                                                                ----------           ----------
Long-term liabilities and deferred credits:
    Long-term debt, less current maturities.................................................       764,031              631,508
    Obligations under capital leases, less current obligations..............................       259,630              229,373
    Postretirement benefits other than pensions.............................................       461,346              437,172
    Noncurrent pension liabilities..........................................................        21,253               20,974
    Other noncurrent liabilities and deferred credits.......................................       157,573              119,825
                                                                                                ----------           ----------
            Total...........................................................................     1,663,833            1,438,852
                                                                                                ----------           ----------
Mandatorily redeemable 12% preferred stock (aggregate liquidation preference of $111,179 in
  1995).....................................................................................        61,430                   --
                                                                                                ----------           ----------
Shareholders' equity:
    8% cumulative convertible exchangeable preferred stock, $50 liquidation preference;
      3,869 shares issued and outstanding...................................................            --                   39
    Employee preferred stock, $0.01 liquidation preference, special voting rights; shares
      issued and outstanding: 1995--5,301; 1996--5,715......................................            53                   57
    Common stock, $0.01 par value, shares issued and outstanding:
      1995--35,129; 1996--40,988............................................................           351                  410
    Additional paid-in capital..............................................................       332,589              549,306
    Accumulated deficit.....................................................................       (30,138)             (56,308)
                                                                                                ----------           ----------
            Total...........................................................................       302,855              493,504
                                                                                                ----------           ----------
                                                                                                $2,868,211           $2,968,001
                                                                                                ==========           ==========

           See notes to condensed consolidated financial statements

                                       5

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                 FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995,
                    THE ONE MONTH ENDED SEPTEMBER 30, 1995,
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               PREDECESSOR
                                                                                 COMPANY             REORGANIZED COMPANY
                                                                               ------------    -------------------------------
                                                                               EIGHT MONTHS      ONE MONTH        NINE MONTHS
                                                                                  ENDED            ENDED             ENDED
                                                                                AUGUST 31,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   1995            1995              1996
                                                                               ------------    -------------     -------------
Cash flows from operating activities:
    Net loss...............................................................     $(197,315)       $  (2,347)        $ (26,170)
        Adjustments to reconcile net loss to net cash provided (used) by operating activities:
            Employee earned stock compensation.............................        55,767              418             4,306
            Depreciation and amortization..................................       106,474           13,964           118,347
            Amortization of discount and expenses on debt..................        12,472              728             8,096
            Extraordinary loss on exchange of debt for equity..............            --               --             7,420
            Interest paid in common stock..................................            --               --            11,332
            Equity in undistributed earnings of affiliates not
              consolidated.................................................        (2,339)             780            (9,733)
            Net (gains) losses on disposition of property and noncurrent
              investment assets............................................           206               50                62
            Reorganization items...........................................       242,243               --                --
            Extraordinary gain on cancellation of debt.....................      (140,898)              --                --
    Change in operating assets and liabilities:
        Decrease (increase) in:
            Receivables....................................................       (62,094)         (12,772)          (80,585)
            Inventories....................................................         5,866           (2,378)           (3,326)
            Prepaid expenses and other current assets......................        (2,505)             506           (24,304)
            Other assets...................................................         3,163             (154)            5,831
        Increase (decrease) in:
            Accounts payable and accrued expenses..........................       105,084            8,580            72,163
            Advance ticket sales...........................................        81,598           12,974            93,239
            Benefits, other noncurrent liabilities and deferred credits....       (27,667)           2,754           (60,033)
                                                                                ---------        ---------         ---------
                Net cash provided..........................................       180,055           23,103           116,645
                                                                                ---------        ---------         ---------
Cash flows from investing activities:
    Proceeds from sales of property........................................         2,221              209             5,916
    Capital expenditures...................................................       (16,554)          (1,788)         (109,885)
    Net decrease (increase) in investments, receivables and other..........        14,926            4,780           (35,164)
                                                                                ---------        ---------         ---------
                Net cash provided (used)...................................           593            3,201          (139,133)
                                                                                ---------        ---------         ---------
Cash flows from financing activities:
    Proceeds from long-term debt issued....................................            --               --             2,750
    Repayment on long-term debt and capital lease obligations..............       (62,158)         (11,346)         (140,063)
    Fees paid in connection with Equity Rights offering....................            --           (3,442)               --
    Net proceeds from sale of preferred stock..............................            --               --           186,163
    Redemption of 12% Preferred Stock including accrued dividends..........            --               --           (84,874)
    Cash dividends paid on preferred stock.................................            --               --            (7,495)
    Increase (decrease) in bank overdrafts and other.......................         3,092           (2,647)           10,189
                                                                                ---------        ---------         ---------
                Net cash used..............................................       (59,066)         (17,435)          (33,330)
                                                                                ---------        ---------         ---------
Net increase (decrease) in cash and cash equivalents.......................       121,582            8,869           (55,818)

Cash and cash equivalents at beginning of period...........................       138,531          260,113           304,340
                                                                                ---------        ---------         ---------
Cash and cash equivalents at end of period.................................     $ 260,113        $ 268,982         $ 248,522
                                                                                =========        =========         =========

           See notes to condensed consolidated financial statements

                                       6

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                 FOR THE EIGHT MONTHS ENDED AUGUST 31, 1995,
                    THE ONE MONTH ENDED SEPTEMBER 30, 1995,
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 PREDECESSOR         REORGANIZED COMPANY
                                                                                   COMPANY       ----------------------------
                                                                                 ------------     ONE MONTH      NINE MONTHS
                                                                                 EIGHT MONTHS       ENDED           ENDED
                                                                                    ENDED         SEPTEMBER       SEPTEMBER
                                                                                  AUGUST 31,         30,             30,
                                                                                     1995            1995            1996
                                                                                 ------------    ------------    ------------
Cash paid during the period for:

    Interest..................................................................      $55,878         $11,646         $86,465
                                                                                    =======         =======         =======
    Income taxes..............................................................      $    39         $    27         $   127
                                                                                    =======         =======         =======

Noncash operating, investing and financing activities:

    Promissory notes issued to finance aircraft acquisition...................      $    --         $    --         $10,565
                                                                                    =======         =======         =======
    Promissory notes issued to finance aircraft predelivery payments..........      $    --         $    --         $12,202
                                                                                    =======         =======         =======
    Property acquired and obligations recorded under new capital lease
      transactions............................................................      $12,690         $    --         $ 2,333
                                                                                    =======         =======         =======
    Partial interest on debt paid in kind, issued and valued at principal
      amount..................................................................      $18,496         $    --         $    --
                                                                                    =======         =======         =======

    Common Stock issued in lieu of cash dividends.............................      $    --         $    --         $ 3,255
                                                                                    =======         =======         =======
    Exchange of long-term debt for common stock:

      Debt cancelled including accrued interest, net of unamortized
        discount..............................................................      $    --         $    --         $38,229

      Common stock issued, at fair value......................................           --              --          45,649
                                                                                    =======         =======         =======
      Extraordinary loss......................................................      $    --         $    --         $ 7,420
                                                                                    =======         =======         =======

ACCOUNTING POLICY

    For purposes of the Statements of Condensed Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           See notes to condensed consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

    During the period from 1992 through 1995, Trans World Airlines, Inc. (``TWA'' or the ``Company'') underwent two separate Chapter 11 reorganizations, the first in 1992-93 (the `` '93 Reorganization'') and the second in 1995 (the `` '95 Reorganization''). In connection with the '95 Reorganization TWA has applied fresh start reporting in accordance with generally accepted accounting principles resulting in the Company's assets and liabilities being adjusted to reflect fair values. Because of the application of fresh start reporting, the consolidated financial statements for periods after the '95 Reorganization are not comparable in all respects to the consolidated financial statements of the Predecessor Company for periods prior to the reorganization. For accounting purposes the inception date of the Reorganized Company is deemed to be September 1, 1995. A vertical black line is shown in the consolidated financial statements to separate the Reorganized Company from the Predecessor Company since they are not comparable.

1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of TWA and its subsidiaries. The results of Worldspan, L.P. (``Worldspan''), a 25% owned affiliate, are recorded under the equity method and are included in the Condensed Statements of Consolidated Operations in Other Charges (Credits).

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The condensed consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

2. SEASONALITY

    The airline industry generally, and TWA specifically, has historically experienced seasonal changes between quarterly periods, with the second and third quarters usually out-performing the first and fourth. Accordingly, the results for the three and nine months ended September 30, 1996, should not be read as an indicator of future results for the full year.

3. ACCOUNTING FOR LONG-TERM GOVERNMENT CONTRACTS

    As required by the percentage of completion method of accounting, the Company recorded its estimate of future losses under a Department of Defense contract to maintain aircraft, when it became apparent during the third quarter that certain changes in policies and procedures and contract modifications would not result in the contract being profitable. In October 1996, the Company announced it had begun discussions with the Department of Defense to phase out the program. The contract will not be renewed in 1997.

    Although the amount of estimated future losses recorded in the third quarter was not material, the actual losses could vary based upon the actual work performed before the contract ends. Additionally, in November 1996, discussions relating to the phase-out of the contract had progressed to the extent that the Company currently estimates various costs of at least
$5.4 million to exit the contract. Such estimated costs will be recorded in the fourth quarter.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

4. INCOME TAXES

    Income tax expense is recorded each quarter based on the estimated annual effective rate. The tax provision recorded in the third quarter reflects the reversal of previously recorded tax benefits, as management currently expects a taxable loss at year-end and the realization of the benefits of any such tax loss in future periods is presently subject to substantial uncertainty.

5. EXTRAORDINARY ITEM

    In the three months ended September 30, 1996 the Company consummated a series of privately negotiated exchanges with a significant holder of 12% Senior Secured Reset Notes which resulted in the return to the Company of $42.0 million in 12% Senior Secured Reset Notes and approximately $1.4 in accrued interest thereon in exchange for the issuance of approximately 4.0 million shares of Company Common Stock. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $128 million. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company incurred an extraordinary non-cash charge of $7.4 million in the third quarter of 1996 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges net of purchaser's discount) and the carrying value of the 12% Senior Secured Reset Notes retired. There is no associated tax effect since a taxable loss is expected for the year.

6. LOSS PER SHARE

    In computing the loss applicable to common shares for the three months and nine months ended September 30, 1996, the net loss has been increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (the ``12% Preferred Stock'') (including amortization of the difference between the fair value of the 12% Preferred Stock on the date of issuance and the redemption value plus, with respect to the March 22, 1996 call for the redemption, a special dividend requirement of approximately $20.0 million in the nine months ended September 30, 1996 to reflect the excess of the early redemption price over the carrying value of the 12% Preferred Stock), and on the 8% Cumulative Convertible Exchangeable Preferred Stock (the ``8% Preferred Stock'') issued in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the average aggregate number of outstanding shares of Common Stock (39.3 million and 37.5 million for the three months and nine months ended September 30, 1996, respectively) and Employee Preferred Stock (5.7 million and 5.6 million for the three months and nine months ended September 30, 1996, respectively) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in the three month and nine month periods ended September 30, 1996 as their impact would have been anti-dilutive. Fully diluted earnings per share has not been presented for the three month and nine month periods ended September 30, 1996 as the assumed conversion of the 8% Preferred Stock into Common Stock would have been anti-dilutive. Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

7. PREFERRED STOCK

    In March 1996, the Company completed an offering, pursuant to Rule 144A of the Securities Act of 1933 (the ``Act''), of 3,869,000 shares of its 8% Preferred Stock, with a liquidation preference of $50 per share. Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately 2.467 shares of Common Stock for each share of 8% Preferred Stock), subject to adjustment. Pursuant to the registration rights agreement between the Company and the initial purchasers of the 8% Preferred Stock, the Company was obligated to register resales of the 8% Preferred Stock, the Debentures (as defined below), and the underlying shares of Common Stock issuable upon conversion thereof by August 19, 1996. In addition, the Company must use its best efforts to keep the shelf registration effective until March 22, 1999.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

    The 8% Preferred Stock may not be redeemed prior to March 15, 1999. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices.

    The 8% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 8% Convertible Subordinated Debentures Due 2006 (the ``Debentures'') on any dividend payment date beginning March 15, 1998 at the rate of $50 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends, whether or not earned or declared, on the 8% Preferred Stock to the date of exchange have been paid or set aside for payment and certain other conditions are met.

    On March 22, 1996, the Company announced a call for redemption on April 26, 1996 (the ``Redemption Date'') of all of its issued and outstanding 12% Preferred Stock. Such shares were redeemed at a redemption price per share equal to $75.00, plus accrued dividends to and including the Redemption Date, of $2.8667 per share. On April 26, 1996, the Company paid an aggregate of $84.9 million in redemption of the 12% Preferred Stock.

8. ACCOUNTING FOR STOCK-BASED COMPENSATION

    On January 1, 1996, TWA adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (``SFAS 123''). TWA elected to continue to apply the intrinsic value based method for recognizing compensation expense for stock-based employee compensation plans. Therefore the adoption of SFAS 123 had no impact on the Company's results of operations or financial position.

9. COMMITMENTS AND CONTINGENCIES

  (A) OPERATING ENVIRONMENT

    The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s including significant year end operating losses up to and including 1994. As a result of these losses, TWA underwent two separate Chapter 11 reorganizations as described previously. In 1995 the Company experienced a combined operating profit of $25.1 million and has, until this quarter, experienced six consecutive quarters of year-over-year improvement in operating results. Although an operating profit is reported for the nine months ended September 30, 1996 and load factors and overall revenues exceeded those for the comparable period in 1995, factors such as decreased revenue per available seat mile, increased fuel cost and increased maintenance expense beyond seasonal fluctuations, among other things, identified as adversely affecting third quarter financial performance are anticipated to continue. TWA is evaluating its business strategy to endeavor to improve operating performance and results. There can be no assurance that initiatives implemented in response to the current situation will be successful, or if successful that such initiatives will yield sufficient results to prevent a significant impact on fourth quarter and year end financial results. It is expected that as a result of this process the recorded values of assets and liabilities of the Company including the recoverability of intangibles will require adjustment for impairment and/or other reasons and such adjustment will be reflected in fourth quarter results of operations and could be material. See ``Management's Discussion and Analysis of Financial Condition and Results of Operations.''

  (B) COMMITMENTS

    In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new Boeing 757 aircraft to be delivered in 1996 and 1997, with deliveries commencing in July 1996. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $51 million per annum over the lease terms after all 10 aircraft have been delivered. These aircraft have an initial lease term of 10 years. The Company took delivery of the first Boeing 757 aircraft on July 22, 1996. The Company also entered into an agreement in February 1996 with Boeing for the purchase of 10 new Boeing 757 aircraft with deliveries in February 1997 through May 1999. Under this agreement, the Company also acquired the right, subject to certain conditions, to

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES purchase up to 20 additional Boeing 757 aircraft. The estimated purchase price for the firm order aircraft and related spare parts and equipment is $550 million including an estimate for the price escalation factor. The Company has secured financing commitments from the engine and airframe manufacturers for approximately $420 million of the purchase price of the aircraft and related spare parts and equipment.

    The Company entered into an agreement to acquire fifteen new McDonnell Douglas MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second half of 1997 and April 1999.

    During the nine months ended September 30, 1996, the Company entered into operating lease agreements for 7 additional aircraft; certain of these replaced 3 aircraft returned off lease. Rents are payable monthly over lease terms of 6 months to 10 years. Obligations under operating leases relating to the 7 additional aircraft will amount to approximately $14.4 million per year beginning in 1997 as a result.

  (C) CONTINGENCIES

    On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. TWA is unable to predict the amount of claims relating to the crash which may ultimately be made against the Company and how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover any claims arising from the crash. Therefore, TWA believes that the resolution of any claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields or results of operations which has resulted or may result from the public perception of the crash.

    The Company is also defending a number of other actions which have arisen in the ordinary course of business, and are insured or the likely outcome of which the management of the Company does not believe may reasonably be expected to be materially adverse to the Company's financial condition.

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

    The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in revenue per available seat mile (``RASM'') and cost per available seat mile can have a significant impact on the Company's financial results. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s, including significant year-end operating losses up to and including 1994. Factors contributing to these losses included, among other things, excess financial leverage, adverse publicity associated with the Company's financial difficulties; excessive labor costs; the periods of a relatively weak economy, which resulted in weak air travel demand; poor operating performance; and domestic pricing policies of other airlines, which decreased industry revenue yields and generated intense competition.

    As a result of these losses, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with SOP 90-7, which resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the effective date of the '95 Reorganization. A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 17 to the 1995 Consolidated Financial Statements. For accounting purposes, the effective date of the '95 Reorganization is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization.

    As discussed below under ``--Liquidity and Capital Resources,'' pursuant to the '95 Reorganization, the Company initially improved its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, rescheduling debt payments, recapitalizing the Company's equity securities and certain of its debt, revising the Company's route structure to capitalize further on its strength in St. Louis and developing enhanced marketing systems. Pursuant to the '95 Reorganization, the Company eliminated approximately $500 million in face amount (approximately $300 million book value) of debt from its balance sheet. In addition, the maturity of the Icahn Loans was extended from January 8, 1995 to January 8, 2001, and the Company negotiated an aggregate of $91 million of aircraft lease and conditional sale agreement deferrals for various periods of time, with a weighted average life of approximately two years.

    In 1995 the Company experienced a combined operating profit of $25.1 million and had, until this quarter, experienced six consecutive quarters of year-over-year improvement in operating results. Although an operating profit is shown for the nine months ended September 30, 1996 and load factors and overall revenues exceeded those for the comparable period in 1995, the following factors, among others, adversely affected third quarter financial performance:

    * a decline in RASM attributable in part to the loss of Flight 800, pricing issues, a capacity growth concentration in low-yield markets, and an unusually high level of domestic flight cancellations;

    * increased fuel prices; and

    * increased maintenance costs including both materials and labor.

    The Company anticipates these factors identified above will likely result in 1996 fourth quarter and annual financial performance worse than the same periods of 1995 (excluding restructuring and extraordinary items).

    The Company is reassessing its business strategy, including its fleet plan, route structure and facility requirements in an effort to accelerate the cost reductions and efficiencies envisioned by, but not yet obtained, under the business plan as a result of the replacement of a number of older, less efficient aircraft with more modern, technologically advanced, twin engine, two-pilot aircraft and ``right-sizing'' its fleet to conform better to the requirements of its route structure and to improve operating results. The Company has adjusted flight schedules in an attempt to produce a more manageable level of flying and improve operational performance. The Company also significantly adjusted its maintenance program by committing to make significant expenditures designed to improve schedule reliability, is negotiating the termination of a contract with the U.S. government to provide maintenance services under the C-9 governmental program to allow for the redeployment of resources to TWA's maintenance effort.

    Senior management and the leaders of the three major unions (IAM, ALPA and IFFA) have commenced a series of meetings to identify measures that may be implemented in an attempt to respond and reverse the impact on financial results of the decline in yield and advance bookings and the increase in maintenance costs experienced in the third quarter. Senior management and the labor groups are also examining ways in which the Company's business strategy may be adjusted to address operational difficulties encountered in connection with growing the airline. There can be no assurance that initiatives implemented and to be implemented in response to the current situation will be successful, or if successful that such initiatives will yield sufficient results to prevent a significant impact on future financial results. See ``Results of Operations for the Three Months Ended September 30, 1996 Compared to the Two Months ended August 31, 1995 and the One Month Ended September 30, 1995.''

    It is expected that as a result of this process the recorded values of assets and liabilities of the Company including the recoverability of intangibles, will require adjustment for impairment and/or other reasons and such adjustment will be reflected in fourth quarter results of operations and could be material.

GENERAL

    Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital;
(iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures; (vii) the possible reduction in yield due to a discount ticket program entered into by the Company with Karabu Corporation (``Karabu''), a Delaware corporation controlled by Mr. Carl C. Icahn, in connection with the '95 Reorganization; and
(viii) the impact of the public's perception of the crash of Flight 800. See ``--Liquidity and Capital Resources--Contingencies.''

    On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash. TWA is unable to predict the amount of claims relating to the crash which may ultimately be made against the Company and how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields or results of operations which has resulted or may result from the public perception of the crash.

    Due to, among other things, management's need to devote its attention to providing assistance to the families of passengers and crew members of Flight 800, as well as cooperating in the investigation of the crash, the Company postponed its proposed offering of 8,000,000 shares of Common Stock pursuant to a Registration Statement on Form S-3 (Reg. No. 333-05691) previously filed with the Commission on June 11, 1996. Subsequent market conditions and results of operations have continued the delay of the offering.

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

    TWA has no unused credit lines and must satisfy substantially all of its working capital and capital expenditure requirements from cash provided by operating activities or from external capital sources or from the sale of assets. TWA has relatively few assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof. The postponement in consummating the proposed offering of common stock and constraints on access to capital has impaired the Company's ability to make certain discretionary capital expenditures or implement certain other aspects of its strategic plan.

    During 1994, the Company entered into labor agreements with the three unions which together represent a majority of the Company's employees (the ``'94 Labor Agreements'') and which substantially reduced the Company's labor costs. The '94 Labor Agreements will become amendable in the latter half of 1997. While the Company cannot predict the precise wage rates that will be in effect at such time (since such rates will be determined by subsequent events), the wage rates then in effect will likely increase. However, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity and will continue to explore other ways to control and/or reduce operating expenses although no assurances can be given that such improvements will occur.

    The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors, including: improved operating performance, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, continued more effective operating cost control measures, and the Company's ability to attract new capital. No assurance can be given that the Company will be successful in generating the operating results or attracting new capital required for future viability.

RESULTS OF OPERATIONS

    TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                                                             NINE MONTHS ENDED           THREE MONTHS ENDED
                                       YEAR ENDED DECEMBER 31,                 SEPTEMBER 30,               SEPTEMBER 30,
                                  ----------------------------------        --------------------        --------------------
                                   1993          1994          1995          1995          1996          1995          1996
                                  ------        ------        ------        ------        ------        ------        ------
TOTAL SYSTEM
Revenue passenger miles
  (millions)<F2>................. 22,664        24,906        24,902        18,952        20,906         7,342         8,028
Available seat miles
  (millions)<F3>................. 35,678        39,191        37,905        28,509        30,708        10,502        11,450
Passenger load factor <F4>.......   63.5%         63.5%         65.7%         66.5%         68.1%         69.9%         70.1%
Passenger yield (cents)<F5>......  11.35(cents)  11.31(cents)  11.39(cents)  11.33(cents)  11.44(cents)  11.25(cents)  10.89(cents)
Passenger revenue per available
  seat mile (cents)<F6>..........   7.21(cents)   7.19(cents)   7.48(cents)   7.53(cents)   7.79(cents)   7.86(cents)   7.64(cents)
Total revenue per available seat
  mile (cents)...................   8.19(cents)   8.23(cents)   8.39(cents)   8.43(cents)   8.71(cents)   8.69(cents)   8.49(cents)
Operating cost per available seat
  mile (cents)<F7>...............   8.89(cents)   8.27(cents)   8.12(cents)   8.09(cents)   8.58(cents)   7.66(cents)   8.27(cents)
Average daily utilization per
  aircraft (hours)<F8>...........   9.23          9.30          9.45          9.43          9.82          9.71          9.90
Aircraft in fleet being operated
  at end of period...............    186           185           188           185           191           185           191

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE TWO MONTHS ENDED AUGUST 31, 1995 AND THE ONE MONTH ENDED SEPTEMBER 30, 1995

    Total operating revenues of $1,002.9 million for the third quarter of 1996 were $43.4 million or 4.5% more than the comparable 1995 period, primarily because of a $35.6 million or 4.2% increase in passenger revenue and a $5.7 million increase in contract revenue.

    Capacity and traffic increased in the third quarter of 1996 from the comparable period of 1995. System capacity as measured by scheduled Available Seat Miles (``ASMs'') increased by 9.0% during the third quarter of 1996 as compared to the same period of 1995 reflecting increases in both international and domestic capacity. Passenger traffic volume, as measured by total Revenue Passenger Miles (``RPMs'') in scheduled service, increased 9.3% as compared to the same period of 1995. Passenger load factor for the quarter ended September 30, 1996 was 70.1% compared to 69.9% in the same period of 1995. TWA's yield per passenger mile for the third quarter of 1996 decreased by 3.2% from the comparable 1995 period to 10.89 cents from 11.25 cents.

    Operating expenses of $976.8 million in the third quarter of 1996 were $63.3 million or 6.9% more than the combined operating expenses of $913.6 million in the third quarter of 1995, due primarily to the following changes:

    * Salaries, wages and benefits of $317.5 million for the third quarter of 1996 were $28.5 million or 9.9% more than the third quarter of 1995, primarily due to an increase in the average number of employees, overtime costs required due to poor operating performance in 1996 and lower productivity levels. The Company had an average of 25,017 employees in the third quarter 1996 as compared to 23,125 in 1995.

    * Earned stock compensation was a credit of $0.7 million in the three months ended September 30, 1996, as compared to a charge of $56.2 million in the combined three month period ended September 30, 1995. The substantial charge in 1995 was primarily attributable to the distribution of shares to employees in connection with the '95 Reorganization. Additionally, pursuant to the '95 Restructuring certain shares are to be allocated to ALPA represented employees in the future. On an interim basis, the charge to earnings is estimated based upon the number of the shares earned to date and the current fair value of the shares. Upon allocation to employees, the charge is adjusted to reflect the then current value of the shares. A decline in the fair market value trading price of the Company's common stock in the third quarter of 1996 resulted in the reversal of previously recorded costs.

    * Aircraft fuel and oil of $162.4 million was $40.3 million higher than in the third quarter of 1995, primarily due to an increase in the price of fuel.

    * Aircraft maintenance materials and repairs of $53.5 million in the third quarter of 1996 represented an increase of $23.3 million or 77.0% compared to the third quarter of 1995, primarily as a result of higher levels of scheduled maintenance, including heavy maintenance, than in 1995; a 5.2% increase in flying hours and increased repair work performed by the Company for other air carriers and third parties.

    * Operating lease rentals of $77.3 million in the third quarter of 1996 were $8.6 million or 12.5% more than the third quarter of 1995, primarily as a result of an increase in the average number of leased aircraft from 120 in 1995 to 126 in 1996.

    * All other operating expenses of $220.2 million in the third quarter of 1996 increased by $17.9 million or 8.9% over the third quarter of 1995 primarily because of the increase in capacity and passenger traffic.

    As a result of the above, operating income of $26.0 million for the third quarter of 1996 was $19.8 million less than the combined operating income of $45.8 million for the third quarter of 1995.

    Other charges (credits) were a net charge of $16.0 million in the third quarter of 1996 as compared to $268.8 million in the third quarter of 1995. The two months ended August 31, 1995 included a charge of $242.3 million for reorganization items in connection with the application of fresh start reporting pursuant to the '95 Reorganization. Interest expense increased $3.2 million in the third quarter of 1996 over the comparable period in 1995, principally as a result of certain adjustments made to reflect the consummation of the '95 Reorganization which reduced interest expense in the two months ended August 31, 1995. Interest income increased by $.7 million in the third quarter of 1996, primarily as the result of higher levels of invested funds. Other charges and credits-net totaled a credit of $9.5 million in the third quarter of 1996, as compared with a combined charge of $3.7 million in the third quarter of 1995. This improvement was primarily attributable to a $4.3 million increase in the Company's share of the earnings of Worldspan and $6.0 million in restructuring expenses incurred in the third quarter of 1995.

    A tax provision of $16.9 million was recorded in the third quarter of 1996. A tax benefit of $16.4 million was recorded in the first six months of 1996, based upon the operating results to date and management's expectations at that time relative to the operating results likely to be achieved for second half of 1996. Actual third quarter results were substantially below those expectations and management now expects that it will experience a taxable loss for the full year. Accordingly, the tax provision recorded in the third quarter reflects the reversal of previously recorded tax benefits, as the realization of the benefits of any such tax loss in future periods is presently subject to substantial uncertainty.

    Pursuant to a series of privately negotiated transactions with a holder of the Company's 12% Senior Secured Reset Notes due 1998 (the 12% Senior Notes), in the third quarter of 1996 the Company issued approximately 4.0 million shares of common stock in exchange for $42.0 million principal amount of 12% Notes and related accrued interest. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $128 million dollars. As a result, the extraordinary charge in the third quarter of 1996 represents the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges) and the carrying value of the 12% Senior Notes retired. The extraordinary gain of $140.9 million in the two months ended August 31, 1995 resulted from the consumation of the '95 Reorganization.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE EIGHT MONTHS ENDED AUGUST 31, 1995 AND THE ONE MONTH ENDED SEPTEMBER 30, 1995

    Total operating revenues of $2,751.1 million for the nine months ended September 30, 1996 were $238.9 million or 9.5% more than the comparable 1995 period, primarily because of a $211.4 million or 9.7% increase in passenger revenue and a $16.2 million increase in contract revenue.

    Capacity and traffic increased in the nine months ended September 30, 1996 from the comparable period of 1995. Capacity as measured by scheduled ASMs increased by 7.7% during the nine months ended September 30, 1996 as compared to the same period of 1995 reflecting increases in both international and domestic capacity. Passenger traffic volume, as measured by total RPMs in scheduled service, increased 10.3% as compared to the same period of 1995. Passenger load factor for the nine months ended September 30, 1996 was 68.1% compared to 66.5% in the same period of 1995. TWA's yield per passenger mile for the nine months ended September 30, 1996 increased by 1.0% over the comparable 1995 period to 11.44 cents from 11.33 cents.

    Operating expenses of $2,717.3 million for the nine months ended September 30, 1996 were $229.0 million or 9.2% more than the operating expenses of $2,488.3 million in the same period of 1995, due primarily to the following changes:

    * Salaries, wages and benefits of $923.3 million for the nine months ended September 30, 1996 were $71.7 million or 8.4% more than the same period in 1995, primarily due to an increase in the average number of employees, overtime costs required due to poor operating performance in 1996 and lower productivity levels. The Company had on average 24,212 employees in 1996 as compared to 22,798 in 1995.

    * Earned stock compensation of $4.3 million for the nine months ended September 30, 1996 and $56.2 million in the same period of the prior year represents primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization.

    * Aircraft fuel and oil of $432.8 million was $97.5 million higher than in the corresponding period of 1995, primarily due to an increase in the price of fuel.

    * Aircraft maintenance materials and repairs of $158.5 million for the nine months ended September 30, 1996 represented an increase of $52.5 million or 49.6% compared to the comparable period in 1995, primarily as a result of higher levels of scheduled maintenance, including heavy maintenance, than in 1995; a 5.6% increase in flying hours, increased repair work performed by the Company for other air carriers and third parties.

    * Operating lease rentals of $222.1 million for the nine months ended September 30, 1996 were $15.7 million or 7.6% more than the corresponding period in 1995, primarily as a result of an increase in the average number of leased aircraft from 118 in 1995 to 122 in 1996.

    * All other operating expenses of $560.3 million for the nine months ended September 30, 1996 increased by $36.5 million or 7.0% over the corresponding period in 1995 primarily because of the increase in capacity and passenger traffic.

    As a result of the above, operating income of $33.9 million for the nine months ended September 30, 1996 improved $9.9 million from the combined operating income of $24.0 million for the nine months ended September 30, 1995.

    Other charges (credits) were a net charge of $52.1 million for the nine months ended September 30, 1996 as compared to $364.6 million in the corresponding period in 1995. The eight months ended August 31, 1996 included a charge of $242.3 million for reorganization items in connection with the application of fresh start reporting pursuant to the '95 Reorganization. Interest expense decreased $39.0 million in the first nine months of 1996 over the comparable period in 1995 as a result of the reduction of debt arising from the '95 Restructuring. Interest income increased by $5.3 million in the first nine months of 1996, primarily as the result of higher levels of invested funds. Other charges and credits-net totaled a credit of $26.2 million in the first nine months of 1996, as compared with $.5 million in the same period of 1995. This improvement was primarily attributable to a $8.2 million increase in the Company's share of the earnings of Worldspan, $13.0 million in restructuring expenses incurred in the first nine months of 1995 and a $2.5 million credit to reflect the settlement of litigation in the first quarter of 1996.

    A tax provision of $.5 million was recorded in the nine months ended September 30, 1996. Such amount represents estimated current taxes payable; primarily state and foreign taxes. No tax benefits have been recognized for taxable losses, as the realization of any such benefits is presently subject to substantial uncertainty. The amortization of excess reorganization value and certain other items which are not deductible for income tax purposes could result in effective rates for financial reporting purposes in future periods in which taxable income occurs, if any, that are significantly higher than the current U.S. corporate statutory rate of 35%.

    The extraordinary charge in the nine months ended September 30, 1996 represents the loss on the extinguishment of debt previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources.

  Liquidity

    The Company's consolidated cash and cash equivalents at September 30, 1996 of $248.5 million was $55.8 million less than the December 31, 1995 balance of $304.3 million. Net cash provided from operating activities was $116.6 million for the nine months ended September 30, 1996 while $203.2 million was provided in the comparable 1995 period. Net investing activities used $142.9 million more cash for the nine months ended September 30, 1996 than the comparable 1995 period due primarily to increased capital expenditures and noncurrent investments and receivables. Net financing activities used $33.3 million of cash in 1996 versus $76.5 million in the comparable period of 1995, a decrease of $43.2 million.

    The net decrease in cash used by financing activities was favorably affected by the sale of 3,869,000 shares of 8% Preferred Stock for net proceeds to the Company of $186.2 million. On April 26, 1996, $84.9 million of such net proceeds were used to redeem the Company's 12% Preferred Stock. Without these transactions, financing activities would have used $134.6 million resulting in a net decrease in cash from December 31, 1995 of $157.1 million.

    TWA typically operates with a working capital deficiency, which was $259.1 million at September 30, 1996, an increase of $147.5 million from the deficiency at December 31, 1995 of $111.6 million.

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

    The Company elected to pay interest, due February 1, 1996, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest, including the premium required for non-cash settlement, aggregated approximately $11.3 million, and resulted in the issuance of approximately 1.1 million shares of Common Stock. The Company paid interest due in August 1996 in cash and may elect to pay interest due in February 1997 in cash or through the issuance of additional shares of Common Stock. Interest due after February 1997 must be paid in cash. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, or 317,145 shares of Common Stock. As discussed above, the 12% Preferred Stock was redeemed in full on April 26, 1996.

    As noted elsewhere herein, in the third quarter the Company experienced (i) a decline in revenue per available seat mile as a result of, among other things, lower yield, a reduction in advanced bookings, a high level of domestic flight cancellations, (ii) substantially increased levels of fuel and maintenance expenses and (iii) an increased level of capital expenditures and payments on indebtedness, in each case over the comparable period of 1995. A number of these factors, particularly the increased levels of fuel and maintenance expense, are expected to continue to adversely influence the Company's liquidity into the fourth quarter and beyond. In addition, the historical seasonality of the Company's business typically results in reduced revenues during the fourth quarter. As a result of these factors, among others, it is anticipated that the Company's cash balances at December 31, 1996 will be reduced to a level significantly below that reported as of December 31, 1995.

    TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from the sale of assets. Substantially all of TWA's assets, including its owned aircraft, accounts receivable, ground equipment, slots and overhaul facilities, have been pledged to secure various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of applicable financing agreements, generally require payment of the indebtedness secured thereby, which indebtedness in many cases would likely exceed the immediately realizable value of such assets. TWA has relatively few assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit ability of TWA to realize any significant proceeds from the sale thereof.

    The Company's future viability will be primarily dependent upon its ability to develop an operating plan which will improve its results of operations. In addition to the initiatives already implemented by the Company as described above, TWA is currently evaluating additional strategic decisions that could be implemented which would be designed to improve its operating performance and financial results. Senior management and the leadership of the three major unions (IAM, ALPA and IFFA) are examining ways in which the Company's business strategy may be adjusted to address operational difficulties encountered in connection with growing the airline, including adjustments in its fleet plan, route structure and facility requirements. Senior management and the labor groups have also commenced a series of meetings to identify measures that may be implemented in an attempt to respond and reverse the impact on financial results caused in part by the decline in RASM, increased fuel expenses and increased maintenance costs experienced during the third quarter as described above. No assurance can be given that any of the initiatives already implemented or any new initiatives, if implemented, will be successful or, if successful, that such initiatives will produce results sufficient to offset the continuing negative impact of the above-referenced factors on fourth quarter and year-end financial results or result in an improvement in the anticipated cash position of the Company or that the Company will be successful in generating the operating revenues and cash required for profitable operations or future viability.

  Contingencies

    On June 14, 1995, the Company signed an agreement (the ``Extension and Consent Agreement'') with Karabu pursuant to which the term of the financing of up to $200 million provided to TWA by Karabu in connection with the

'93 Reorganization (``the Icahn Loans'') was extended from January 8, 1995 to January 8, 2001. Karabu and certain other affiliates of Mr. Icahn (the ``Icahn Entities'') consented to certain modifications to certain promissory notes issued to a settlement trust on behalf of the Pension Benefit and Guaranty Corporation (the ``PBGC'') in connection with the '93 Reorganization (the ``PBGC Notes'') and the Icahn Entities agreed to refrain from exercising the right during 1995 to terminate certain pension plans covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA on the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. At September 30, 1996, the outstanding balance of the Icahn Loans was approximately $139.6 million (excluding approximately $3.6 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

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

    Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on certain promissory notes issued to the PBGC in satisfaction of the PBGC Notes. As of September 30, 1996, $119.4 million of System Tickets (representing proceeds of $62.9 million to TWA) had been sold by the Icahn Entities while no Domestic Consolidator Tickets had been sold. Approximately $50.4 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes.

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

    The Company entered into an agreement to acquire fifteen new McDonnell Douglas MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second half of 1997 and April 1999.

    To comply with the December 31, 1996 interim requirement under the Noise Act, the Company plans to retrofit, by means of engine hush-kits, 28 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to be $49 million. The Company is exploring various financing options to fund the majority of such expenditure, including an extension of the current leases at increased rental rates. As of September 30, 1996, the Company had purchased hush-kits for $32.3 million with internal funds. There is another agreement providing for the financing of the hushkitting of an additional 14 DC-9-30 and DC-9-50 aircraft currently leased by TWA. The aggregate cost of such hushkits would approximate $27 million.

    TWA has purchase agreements (collectively, the ``AVSA Agreement'') for the purchase of 10 A330 aircraft with AVSA, S.A.R.L. (``AVSA''), a subsidiary of Airbus Industries G.I.E., and has options to acquire an additional 10 aircraft. The current delivery schedule calls for the 10 firm aircraft to be delivered during the period from April 1999 to September 2000. Additionally, delivery dates for the option aircraft have been rescheduled to commence in December 1999 and extend through April 2001, subject to TWA's exercise thereof. Based on an assumed 5% annual price escalation, the Company estimates the aggregate costs of the firm orders to be approximately $1 billion. In connection with the AVSA Agreement, TWA is required to issue promissory notes to AVSA, to finance purchase deposits, in the aggregate principal amount of $21.4 million over the months of April, May, June, July and September of 1996; however, AVSA and TWA have agreed to a deferral of this obligation until December 1996, which obligation has previously been deferred three times. If not further deferred, the Company would also be required to make certain cash predelivery payments, beginning on December 31, 1996 aggregating approximately $38.6 million. TWA has not yet made arrangements for the permanent financing of the A330 aircraft ordered pursuant to the AVSA Agreement.

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

  Availability of NOLs

    Based on recent analyses, the Company presently estimates that it has, for federal income tax purposes, net operating loss carryforwards (``NOLs'') amounting to approximately $500 million, which expire in 2008 through 2010 if not utilized before then to offset taxable income. The determination of the amount of such NOLs involves numerous complex issues which may be subject to differing interpretations. Such NOLs are subject to examination by the Internal Revenue Service (the ``IRS''), and, thus, are subject to adjustment or dissallowance resulting from any such IRS examination. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. As a result of such a change in ownership caused by the '95 Reorganization, utilization of the Company's NOLs will be reduced (by approximately $45 million) in future periods. If another ownership change occurs during the two-year period following the '95 Reorganization, the annual limitation on the Company's utilization of its existing NOLs would be reduced to zero. There can be no assurance that an ownership change will not occur in the future. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

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

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 31, 1988, the U.S. Environmental Protection Agency (``EPA'') filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's maintenance base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study (``CMS'') to the Missouri Department of Natural Resources (``MDNR'') and the EPA. It is anticipated that review and approval of the CMS by the MDNR and EPA will take several months. Upon approval of the CMS, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

    On November 9, 1995, ValuJet Air Lines, Inc. (``ValuJet'') instituted a lawsuit against TWA and Delta Air Lines (``Delta'') in the United States Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. A hearing was held on June 3, 1996 with respect to motions for summary judgment filed in this matter by Delta and the Company, and on July 12, 1996, the Court issued an order granting the Company's motion for summary judgment on all counts.

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

    On January 10, 1996, a complaint was filed by an individual resident of New York, Joel Gerber, relating to the slot lease transaction (the ``Gerber Action''). Mr. Gerber purports to bring the action on his own behalf as well as on behalf of an unspecified number of purported class members who have traveled or will travel between LaGuardia and Atlanta as of November 1, 1995 claiming damages as the result of alleged antitrust violations and conspiracy to commit same against the Company and Delta. The United States District Court for the Eastern District of New York transferred the Gerber Action to the United States District Court for the Northern District of Georgia, which has not certified the Gerber Action as a class action. The Company will vigorously contest all of the class action allegations as well as all allegations of liability and damages in the Gerber Action. On August 6, 1996, the Court issued an order denying the plantiff's motion for class certification.

    On March 20, 1996, the Company filed the TWA Petition commencing a lawsuit against Icahn, Karabu and the Icahn Defendants. The TWA Petition, which is pending in the Circuit Court for St. Louis County, Missouri, alleges that the Icahn Defendants are violating the Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships by, among other things, marketing and selling tickets purchased under the Ticket Agreement to the general public through travel agents. The TWA Petition seeks a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also seeks liquidated, compensatory and punitive damages, in addition to the Company's costs and attorneys fees. The Company believes the allegations contained in the TWA Petition are meritorious.

    Also on March 20, 1996, TWA was named as a defendant in the Icahn Complaint filed by the Icahn Entities. The Icahn Complaint alleges, among other things, that the Company has violated certain federal antitrust laws, breached the Ticket Agreement and interfered with certain existing and prospective commercial relations of the Icahn Entities. The Icahn Complaint is based upon an interpretation by Mr. Icahn and the Icahn Entities that the Ticket Agreement permits sales of tickets to the general public through travel agents and upon certain actions the Company has taken to mitigate the adverse effects of the Icahn Entities' ongoing marketing and sales of tickets to the general public through travel agents. The Icahn Complaint seeks injunctive relief and actual and punitive monetary damages, as well as the Icahn Entities'' costs of litigation. On June 13, 1996, following TWA's filing of a motion to dismiss the Icahn Complaint, the Icahn Entities amended the Icahn Complaint to delete the federal antitrust claims and to add new allegations and theories with respect to claimed violations of the federal antitrust laws and the Lanham Act (the ``Amended Icahn Complaint''). The Company believes it has meritorious defenses to the allegations contained in the Amended Icahn Complaint and intends to defend itself vigorously against such allegations.

    On June 6, 1996, Karabu forwarded a letter to TWA advising the Company of Karabu's possible intention to instruct the PBGC to require the Security Trustee under the Karabu Security Agreement, to give a 30 day default notice to TWA in respect of certain alleged instances of non-compliance by TWA with the provisions of the Karabu Security Agreement relating to, among other things, four Boeing 727-100 aircraft which are no longer being flown by TWA in active service and changes by TWA to the FAA-approved scheduled maintenance of such aircraft and other aircraft pledged under the Karabu Security Agreement without obtaining approval of the Security Trustee. Karabu also forwarded with such letter a draft of a proposed complaint which it threatened to file for a declaratory judgment that Karabu would be entitled to instruct the PBGC to require the Security Trustee to give TWA such notice of default. The complaint was filed in a New York state court and was served on TWA on June 28, 1996 and was voluntarily dismissed with prejudice on July 18, 1996.

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

    On June 28, 1996, Karabu brought an action against the PBGC in the United States District Court for the Southern District of New York, seeking a declaratory judgment for the purpose of determining Karabu's rights with respect to the Karabu Security Agreement. Although the Company believes that no material default exists under the Karabu Security Agreement, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans would result in a cross-default of substantially all of the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

    The Company previously reported in its Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, that it had issued 3,869,000 shares of 8% Cumulative Convertible Exchangeable Preferred Stock which was exempt from the registration requirements of the Securities Act of 1933 (the ``Securities Act''). On May 31, 1996, the Company filed a Form S-3 registration statement pursuant to Rule 415 under the Securities Act, No. 333-04977 (the ``Registration Statement''), to afford the holders of the securities offered in the Registration Statement the opportunity to sell such securities in a public transaction. On August 16, 1996, the Registration Statement, as amended, was declared effective.

ITEM 5. OTHER INFORMATION

    Several changes in the Company's senior management occurred during the third quarter and subsequently. On August 21, 1996 Edward Soule was elected to the position of Executive Vice President and Chief Financial Officer. Mr.
Roden Brandt was elected to the position of Senior Vice President, Planning on September 3, 1996. The Company's President and Chief Executive Officer, Jeffrey Erickson, resigned on October 23, 1996. Mr. Erickson has agreed to remain with the Company until the earlier of January 15, 1997 or the date on which his successor is identified and available to assume this office.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

           <F*>2.1.1--  Second Amended Plan of Reorganization, dated May 28, 1993 (Exhibit 28.1 to 6/93 8-K)

           <F*>2.1.2--  Modifications to the Second Amended Plan of Reorganization, dated August 10, 1993;
                        Supplemental Modifications to the Second Amended Plan of Reorganization, dated August
                        11, 1993; and Second Supplemental Modifications to the Second Amended Plan of
                        Reorganization, dated August 12, 1993 (Exhibit 2.1 to 6/93 10-Q)

           <F*>2.2  --  Confirmation Order, dated August 12, 1993, with Exhibits A-L attached
                        (Exhibit 2.2 to 6/93 10-Q)

           <F*>2.3  --  Final Decree, dated June 21, 1995, related to the '93 Reorganization
                        (Exhibit 2.3 to 6/95 10-Q)

           <F*>2.4  --  Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to Registrant's
                        Registration Statement on Form S-4, Registration Number 33-84944, as amended)

           <F*>2.5  --  Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental
                        Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to 6/95
                        10-Q)

           <F*>2.6  --  Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of
                        Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95
                        10-Q)

           <F*>2.7  --  Final Decree, dated December 28, 1995, related to the '95 Reorganization (Exhibit 2.7 to
                        12/31/95 Form 10-K)

           <F*>3(i) --  Third Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc.
                        (Exhibit 3(iv) to Registrant's Registration Statement on Form S-3,
                        Registration No. 333-04977)

           <F*>3(ii)--  Amended and Restated By-Laws of Trans World Airlines, Inc., effective May 24, 1996
                        (Exhibit 3(ii) to 6/96 10-Q)

           <F*>4.1  --  Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust,
                        N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

           <F*>4.2  --  IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated
                        August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee
                        (Exhibit to 9/93 10-Q)

           <F*>4.3  --  IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated
                        August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA Trustee
                        (Exhibit 4.5 to 9/93 10-Q)

           <F*>4.4  --  Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First
                        Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31,
                        1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

           <F*>4.5  --  ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee
                        (Exhibit 4.7 to 9/93 10-Q)

           <F*>4.6  --  Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee
                        Trustee (each as defined therein), as amended by the Addendum to Stockholders dated
                        November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

           <F*>4.7  --  Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial
                        Significant Holders (Exhibit 4.9 to 9/93 10-Q)

           <F*>4.8  --  Indenture between TWA and Shawmut Bank, National Association, dated November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93 10-Q)

           <F*>4.9  --  Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)



           <F*>4.10 --  Indenture between TWA and American National Bank and Trust Company of Chicago, N.A.,
                        dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001
                        (Exhibit 4.12 to 9/93 10-Q)

           <F*>4.11 --  Indenture between TWA and Shawmut Bank Connecticut, National Association, dated November
                        3, 1993 relating to TWA's 11% Senior Secured Notes Due 1997
                        (Exhibit 4.13 to 9/93 10-Q)

           <F*>4.12 --  The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1,
                        1995 (Exhibit 4.12 to 9/95 10-Q)

           <F*>4.13 --  TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994
                        (Exhibit 4.13 to 9/95 10-Q)

           <F*>4.14 --  TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
                        (Exhibit 4.14 to 9/95 10-Q)

           <F*>4.15 --  TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23,
                        1995 (Exhibit 4.15 to 9/95 10-Q)

           <F*>4.16 --  Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due 2006
                        (Exhibit 4.16 to Registrant's Registration Statement on Form S-3, Registration No.
                        333-04977)

           <F*>10.1 --  Letter Agreement dated July 30, 1996 between Trans World Airlines, Inc. and Robert A.
                        Peiser (Exhibit 10.52 to Pre-effective Amendment No. 2 to Registrant's Registration
                        Statement on Form S-3, Registration No. 333-04977)

           <F*>10.2 --  Letter Agreement dated July 26, 1996 between Trans World Airlines, Inc. and Mark J.
                        Coleman (Exhibit 10.53 to Pre-effective Amendment No. 2 to Registrant's Registration
                        Statement on Form S-3, Registration No. 333-04977)

           <F*>10.3 --  Exchange Agreement dated as of June 10, 1996 between Trans World Airlines, Inc. and
                        Elliott Associates, L.P., as amended (Exhibit 10.1 to 9/20/96 8-K)

           <F*>10.4 --  Exchange Agreement dated as of June 10, 1996 between Trans World Airlines, Inc. and
                        Westgate International, L.P., as amended (Exhibit 10.2 to 9/20/96 8-K)

               10.5 --  Agreement, dated as of August 19, 1996 between Trans World Airlines, Inc. and Edward
                        Soule relating to employment by TWA

               10.6 --  Agreement, dated as of September 3, 1996 between Trans World Airlines, Inc. and Roden A.
                        Brandt relating to employment by TWA

               11   --  Statement re computation of per share earnings

               27   --  Financial Data Schedule (submitted only in electronic format)

      (B)  REPORTS ON FORM 8-K

           A Form 8-K was filed on September 20, 1996. The filing reported on the Company's anticipated third quarter earnings and on the Company's agreement to exchange its common stock for certain of its registered debt securities.

[FN]
--------
<F*> Incorporated by reference

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRANS WORLD AIRLINES, INC.

Dated: November 14, 1996                        By:    /s/ JODY A. RUTH
                                                   -----------------------------
                                                        Jody A. Ruth
                                                   Vice President and Controller