Form 10-K
period 1996-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 1997-03-31
CIK 278327

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-7815

                          TRANS WORLD AIRLINES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              43-1145889
    (STATE OF OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                                ONE CITY CENTRE
                             515 NORTH 6TH STREET
                           ST. LOUIS, MISSOURI 63101
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                (314) 589-3000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NANE OF EACH EXCHANGE ON WHICH
Common Stock, par value $.01 per share               REGISTERED
  12% Senior Secured Reset Notes Due           American Stock Exchange
                 1998                          American Stock Exchange
  Warants (expiring August 23, 2002)           American Stock Exchange

                               ----------------
          Securities registered pursuant to Section 12(g) of the Act:

  8% CUMULATIVE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK, PAR VALUE $.01 PER
                                     SHARE
                           8% SECURED NOTES DUE 2001
                       11% SENIOR SECURED NOTES DUE 1997
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]   No [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 26, 1997, was $295,679,181.
  As of March 26 1997, 44,083,266 shares of registrant's Common Stock, par value $0.01 per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
 DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS ON MAY 29,
                                1997--PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  TransWorld Airlines, Inc. ("TWA" or the "Company") is a Delaware corporation organized in 1978 and is the successor to the business of its predecessor corporation, Transcontinental & Western Air, Inc., originally formed in 1934. The Company's principal executive offices are located at One City Centre, 515
N. Sixth Street, St. Louis, Missouri 63101 and its telephone number is (314) 589-3000.

  TWA is the seventh largest U.S. air carrier (based on 1996 revenue passenger miles ("RPMs"), whose primary business is transporting passengers, cargo and mail. During 1996, the Company carried more than 23.3 million passengers and flew approximately 27.3 billion RPMs. As of December 31, 1996, TWA provided regularly scheduled jet service to 77 cities in the United States, Mexico, Europe, the Middle East, Canada and the Caribbean. As of December 31, 1996, the Company's fleet consisted of 192 jet aircraft.

  TWA's passenger airline business is the Company's chief source of revenue. TWA also carries cargo (mail and freight) on its North American and international systems.

  In addition to TWA's passenger and cargo services, the Company operates Getaway Vacations, a tour packager offering leisure travel products and services. In addition, TWA earns revenue by providing contract maintenance services for a number of third parties. In 1997, the Company began reducing such contract maintenance service and expects this reduction to continue through 1997.

NORTH AMERICAN ROUTE STRUCTURE

  TWA's North American operations have a hub-and-spoke structure, with a primarily domestic hub at St. Louis and a domestic-international hub at JFK. The North American system serves 37 states, the District of Columbia, Puerto Rico, Mexico, Canada and the Caribbean. The JFK and St. Louis hub systems are designed to allow TWA to support both its North American and transatlantic connecting flights. In 1996, TWA's North American revenues accounted for approximately 80% of its total revenues.

 St. Louis

  TWA is the predominant carrier at St. Louis, with approximately 355 scheduled daily departures serving 77 cities as of March 1997. In 1996, TWA had approximately a 72% share of airline passenger enplanements in St. Louis, while the next largest competitor enplaned approximately 15%. Since 1995, TWA has added service from its St. Louis hub to Jackson, Mississippi, Reno, Nevada, Knoxville, Tennessee, Shreveport, Louisiana and Toronto, Canada, and the Mexican resort cities of Cancun, Puerto Vallarta and Ixtapa/Zihuatenejo.

 JFK

  TWA serves 28 domestic and international cities from its JFK hub, with approximately 41 daily departures. JFK is both the Company's and the industry's largest international gateway from North America. The Company offers non-stop flights from JFK to 8 cities in Europe and the Middle East as well as 16 destinations in the U.S. and the Caribbean.

 Commuter Feed

  TWA coordinates operation of its commuter feed into the Company's hubs at St. Louis and JFK with Trans States Airlines, Inc. ("Trans States"). Trans States, an independently owned regional commuter carrier, currently operates approximately 168 daily flights into St. Louis and 53 flights into JFK. Trans States' operations are coordinated to feed TWA's North American and international flights. Management believes that these commuter operations are an important source of traffic into the Company's domestic and international route networks.

INTERNATIONAL ROUTE STRUCTURE

  TWA's international operations consist of both nonstop and through service from JFK and St. Louis to destinations in Europe and the Middle East. TWA's international operations are concentrated at JFK, where TWA has built a hub system designed to provide domestic traffic feed for its transatlantic service. International cities served include, Barcelona, Cairo, Lisbon, Madrid, Milan, Riyadh, Rome, Tel Aviv and, until April 18, 1997, Athens from JFK; Paris from JFK and St. Louis; London--Gatwick from St. Louis. On January 13, 1997, as part of its plans to improve the profitability of its international operations, the Company discontinued service on certain European routes, including JFK to Frankfurt and Boston to Paris, as well as non-stop feed service to JFK from several domestic cities. In addition, service to Athens will be discontinued on April 18, 1997. In 1996, TWA's international revenues accounted for approximately 20% of total revenues.

RECENT DEVELOPMENTS

  In March 1997, the Company offered 50,000 Units ("Units"), with each Unit consisting of (i) one 12% Senior Secured Note due 2002 (a "Note"), in the principal amount of $1,000, and (ii) one Redeemable Warrant (a "Warrant") to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share (the "Offering"). The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in its FAA designated take-off and landing slots at three high-density, capacity-controlled airports 2) currently-owned and hereafter-acquired defined ground equipment of the Company used at certain domestic airports, and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and
(b) three wholly-owned subsidiaries of TWA holding leasehold interests in gates and related support space at certain domestic airports served by the Company. The Company realized $47.175 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company intends to use a portion of the proceeds from the Offering (not to exceed approximately $5 million) to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.

  The Offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Units, Notes and Warrants and underlying shares of Common Stock issuable upon exercise of the Warrants are not registered under the federal and state securities laws. The Company has agreed to use its best efforts to file and, if declared effective, to effect, the registration of the Notes and the Warrants under the Securities Act under certain circumstances.

  The report of the Company's auditors, KPMG Peat Marwick LLP, with respect to the Company's audited financial statements for the fiscal year ended December 31, 1996, includes an explanatory paragraph that states substantial doubt exists regarding TWA's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity. The opinion is included herein on page F-2.

CHANGES TO MANAGEMENT TEAM

  Commencing in June 1996, the Company experienced a substantial number of changes in its executive management team. In June 1996, Messrs. Robert A. Peiser and Mark J. Coleman, Chief Financial Officer and Senior Vice President-Marketing, respectively, resigned from the Company. On August 21, 1996, Edward Soule was elected to the position of Executive Vice President and Chief Financial Officer. On September 3, 1996, Roden A. Brandt was elected to the position of Senior Vice President--Planning. On October 24, 1996, Jeffery H. Erickson, President and Chief Executive Officer announced his intention to leave the Company. On December 16, 1996, the Board appointed Gerald L. Gitner, a member of the Board, to serve as Vice Chairman and Acting Chief Executive Officer; David M. Kennedy, a member of the Board, to serve as Acting Executive Vice President and Chief Operating Officer; and William F. Compton, also a member of the Board, to serve as Acting Executive Vice President--Operations. On December 20, 1996, Michael J. Palumbo was appointed as Senior Vice President and Chief Financial Officer, succeeding Mr. Soule, who had resigned from such positions on December 19, 1996. On February 12, 1997, the Board of Directors elected Mr. Gitner to serve as Chairman and Chief Executive Officer. On February 14, 1997, Don Monteath, who had served as the Company's Senior Vice President--Operations, left the Company. On March 13, 1997, Mr. Compton was appointed Executive Vice President--Operations, subject to Board approval. On March 27, 1997, the Board confirmed Mr. Compton's appointment and Stephen
M. Tumblin was elected to fill the vacancy on the Board. The Company does not believe that such changes have unduly affected its on going operations or implementation of the Company's business strategy, although there can be no assurance that such changes will not have a material adverse effect on future operations.

BUSINESS STRATEGY

  In 1994, the Company began implementing a strategic repositioning which, in combination with the financial restructuring, cost savings and operating efficiencies achieved as a result of the '95 Reorganization, was designed to improve TWA's overall operating and financial performance. While the Company experienced improvements in its operating performance in 1995 and the first half of 1996 as a result of implementing this strategy, the Company's operating results and cash balances deteriorated significantly during the second half of 1996. Material factors contributing to this deterioration included: (i) an overly aggressive expansion of TWA's capacity and planned flight schedule, particularly during the summer season, which forced the Company to rely disproportionately on lower-yielding feed traffic and bulk ticket sales to fill the increased capacity of its system; (ii) the delayed delivery of four older 747s intended to increase capacity for incremental international summer operations; and (iii) unexpected maintenance delays due to the capacity increase, higher levels of scheduled narrow-body heavy maintenance and increased contract maintenance performed for third parties. These factors caused excessive levels of flight cancellations, poor on-time performance, increased pilot training costs and higher maintenance expenditures. In addition, the crash of TWA Flight 800 on July 17, 1996 distracted management's attention from core operating issues and led to lost bookings and revenues. Finally, the Company experienced a 27.6% increase in fuel costs in 1996, driven primarily by a 22.3% increase in the average fuel price paid per gallon during the year.

  In late 1996, management began to implement a series of actions intended to correct TWA's performance difficulties and refocus the Company's strategy. Steps taken to improve operating integrity included reducing the near-term flight schedule to more closely match available aircraft and terminating an unprofitable aircraft maintenance contract with the U.S. government in order to increase resources available to service TWA aircraft in maintenance backlog. The Company has also begun to restructure its operations at the JFK hub by (i) eliminating certain unprofitable international routes such as JFK to Frankfurt and, as of April 18, 1997, Athens; (ii) eliminating certain low-yielding domestic feed service into JFK; and (iii) consolidating for the near term most of its JFK operations from two terminals into a single terminal in order to reduce operating costs, increase facility utilization and improve passenger service. The Company believes that operating and financial results at JFK will be improved by the Company's recently announced plans to accelerate retirement of its remaining 747 and L-1011 fleets to year-end 1997. Such aircraft will be replaced by smaller, more efficient new or later-model used 757s, 767s and MD-80s, which management believes will operate more reliably and be more appropriately sized to the demands of cities served, resulting in higher load factors and improved yields due to less dependence on low-yielding feed traffic. In addition, these newer, twin-engine, two-pilot aircraft should provide efficiencies in fuel, flight crew and maintenance expenses. Finally, the Company believes that its focus on improving operational integrity and product quality will allow TWA to further leverage its existing hub dominance in St. Louis by attracting a greater share of higher yielding connecting traffic. Management also believes that additional opportunities exist at St. Louis to utilize existing capacity more efficiently and expand service frequency to certain major domestic cities.

  The key elements of the Company's ongoing business strategy are outlined below.

 Route Structure Optimization

  The Company is optimizing its route structure by redeploying assets to markets in which it believes it has a competitive advantage and limiting its commitments in other markets.

  Domestically, the Company believes the greatest opportunities for improved operating results will come from focusing additional resources on its St. Louis hub in order to leverage its strong market position. The Company already dominates operations at St. Louis, with approximately 72% of total 1996 enplanements. In addition, the Company enjoys certain advantages in the Midwest due to its established route system, strong brand identity and concentrated presence in that market. Because St. Louis is located in the center of the country, it is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. Therefore, TWA believes it is better positioned to offer more frequencies and connecting opportunities to many travelers in its key Midwestern markets than competing airlines. To capitalize on these advantages, the Company increased its number of daily departures at St. Louis from 229 in 1993 to 335 in 1996. In addition, beginning in 1995, the Company has consolidated domestic routes in order to strengthen its position further, and has increased service to the north and south with markets to Jackson, Mississippi, Knoxville, Tennessee, Shreveport, Louisiana, and Toronto, Canada, and the Mexican resort cities of Cancun, Ixtapa/Zihuatenejo and Puerto Vallarta.

  Internationally, the Company's operations are concentrated at JFK. The Company's strategy is to reduce and streamline international operations to focus on business markets that it believes can support non-stop service and to maximize utilization of the JFK facility. As a result, in 1994 and 1995, the Company eliminated service to several European cities including Berlin, Zurich and Vienna and reduced its service to and from Paris. In the summer of 1996, the Company increased service to several European leisure destinations through the planned addition of four 747 aircraft. In addition, during 1996 the Company increased service from JFK to the Caribbean, Florida and certain other domestic cities to increase utilization of the Company's JFK facility, particularly during off-peak time periods, and to provide feed traffic for its international operations.

  Implementation of these plans resulted in significant load factor increases and improvement in RASM during the early months of 1996. However, as TWA moved into the peak summer months, delays occurred in the expected delivery of the additional 747 aircraft, requiring daily rescheduling of aircraft and resulting in considerable disruption in the domestic feed schedule. In addition, the crash of TWA Flight 800 on July 17, 1996 diverted management's attention, contributing to additional deterioration of schedule integrity and impacting the public perception of TWA. Management believes that these factors contributed to deterioration in load factor and yield on international and domestic JFK feed flights. In addition, the Company relied disproportionately on lower-yield feed traffic to fill additional wide-body seats. As a result, after an extended series of evaluation sessions with union officials and advisors, the Company embarked on a program in late 1996 to improve yields and load factors, reduce costs and otherwise increase efficiencies by
(i) accelerating the replacement of all 747 and L-1011 aircraft with smaller equipment, (ii) reducing low-yield domestic JFK feed service, (iii) limiting or eliminating historically unprofitable international routes and
(iv) consolidating most JFK operations for the near term from two terminals into a single terminal facility.

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

 Fleet Upgrade and Simplification

  TWA's fleet modernization plans seek to realize operating cost savings by replacing a number of older, less efficient aircraft with more modern, technologically advanced, twin-engine, two-pilot aircraft. New flight equipment acquisition plans initiated in 1996, are intended to achieve a decrease in operating and maintenance costs as the older, heavier maintenance aircraft are phased out and replaced by newer aircraft. The Company's plans contemplate a phase out of two older aircraft types intended to simplify the Company's fleet structure, thereby reducing the number of aircraft types to decrease overall crew training and aircraft maintenance costs (although resulting in increased short-term transition crew training costs). Additional efficiencies should be realized through increased standardization of aircraft parts, supplies and cabin equipment that must be inventoried throughout TWA's system. Despite the higher capital costs associated with owning or leasing new and later model aircraft, the Company believes that corresponding reductions in operating costs should result in a lower overall cost per seat mile. Management believes this initiative offers the potential for greater proportionate benefit to TWA than perhaps any other major U.S. airline.

  In early 1997, the Company announced plans to accelerate retirement of its 14 remaining 747s (four-engine, three-pilot wide-body jets with an average age of approximately 25.6 years) and its 11 remaining L-1011s (three-engine, three-pilot wide-body jets with an average age of approximately 22.6 years). These aircraft will be replaced by more efficient twin-engine, two-pilot new or later-model used 757, 767 and MD80 aircraft, which are more appropriately sized to meet the needs of TWA's mid-continent St. Louis hub and smaller JFK operation, thereby reducing the Company's dependence on low-yield feed traffic and bulk ticket sales. Such aircraft should also permit TWA to more effectively utilize its yield management system. In 1996, TWA entered into agreements with a major operating lessor to lease 10 new 757s with deliveries in 1996 and 1997 and with the aircraft manufacturer to purchase an additional 10 new 757 aircraft, with deliveries that commenced in February 1997. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional new 757 aircraft from the manufacturer. TWA is also in discussions with certain other lessors to lease other aircraft as part of TWA's fleet modernization program. Also in 1996, the Company entered into an agreement with the manufacturer to acquire 15 new MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second half of 1997 and 1999. Finally, the Company outfitted thirty of its DC9-30 aircraft with "hush-kits" in order to bring such aircraft into compliance with Stage 3 requirements of the Noise Act. The Company intends to "hush-kit" additional DC9-30, DC9-40 and DC9-50 aircraft in 1997 as the FAA approves hush-kit installations for these aircraft. See "-- Regulatory Matters--Noise Abatement." While the Company is seeking financing for certain of its planned capital expenditures, a substantial portion of such expenditures is expected to utilize internally generated funds. The inability to finance or otherwise fund such expenditures could materially adversely affect the ability of the Company to implement its strategic plan.

 Customer Service; Travel Agent Commissions

  In recent years, the Company has focused on improving the quality of its air travel product and the service provided to passengers by TWA personnel. TWA has undertaken a number of service initiatives which it believes had begun building brand loyalty and increasing among existing customers its market share of value-conscious business travelers and price-conscious leisure travelers. In 1996, however, the Company's operating difficulties described elsewhere herein caused increased flight cancellations, poor on-time performance and a general deterioration in product quality. The crash of TWA Flight 800 also had a negative impact on the public perception of TWA. The Company believes that the steps taken to restore operating integrity will result in improvements in TWA's product quality and customer service. Ongoing initiatives include:

  Focus on Business Traveler. Based on customer research, the Company has targeted value-conscious business travelers and is therefore tailoring its marketing and advertising efforts to emphasize the Company's positioning as a full-service, high-value airline providing service to popular business destinations throughout the U.S. The Company believes that its convenient flight schedules and connections, as well as its centrally located hub at St. Louis, are important in providing service which is attractive to these travelers. The Company also offers its Frequent Flight Bonus ("FFB"(R)) program in order to build customer loyalty among business travelers.

  In March 1995, TWA began implementation of Trans World One SM ("Trans World One") service in international and transcontinental non-stop markets. Trans World One is aimed at attracting business travelers by providing improved premium class service at fares comparable to its competitors' business class service. To implement Trans World One, TWA converted its wide-body fleet aircraft from a traditional three-class configuration to a two-class configuration, with a special emphasis on improvements to the premium class cabin, including new seats with increased recline capability and enhanced meal service and wine selections.

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

  Travel Agent Commissions. TWA pays the full traditional 10% commission on tickets for domestic transportation on TWA sold by independent travel agents and has removed the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which it and most other major airlines imposed in 1995. Although the Company can not quantify the current or potential future impact of this decision, the Company believes the payment of full commissions is a positive factor in maintaining and improving its long-term relationships with such travel agents. See "--Travel Agencies--Travel Agent Commissions."

 Labor Relationship

  Management believes TWA has a generally cooperative relationship with its employees, including employees represented by trade unions. At various times, the Company's employees have demonstrated significant loyalty and commitment to TWA's future by, among other things, agreeing to various wage and work rule concessions to improve productivity in connection with the '93 and '95 Reorganizations. As a result of these agreements (i) the Company's employees received approximately 30% of the voting equity of TWA outstanding immediately following the '95 Reorganization and (ii) certain corporate governance provisions were effected, including provision of the right of employees represented by ALPA, the IAM and IFFA, who then together constituted approximately 84% of TWA's total employees, to elect four of the Company's 15 directors. On March 6, 1997, the IAM assumed representation of the Company's flight attendants formerly represented by IFFA, and IFFA was decertified. Union and non-union employees are also eligible under the employee stock incentive plan ("ESIP") to increase their level of stock ownership through grants and purchases of additional shares over a five year period commencing in 1997. For information concerning the ESIP, see "--Employees."

  Each of the Company's union contracts becomes amendable in September 1997, and negotiations have begun with respect to one of the contracts. While management believes that the negotiation process for the new contracts will result in extended contracts mutually satisfactory to the parties, there can be no assurances as to the ultimate timing or terms of any such new contracts. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The Company believes that the status of its employees as substantial stockholders and participants in corporate governance and the Company's efforts to involve employees in developing and achieving the Company's goals will result in continued dedication to the efforts to improve the Company's financial and operational performance. As part of the Company's efforts to foster employee participative management concepts throughout the organization, several employee-led initiatives were begun in 1994 and continue to be developed and implemented. For example, the Productivity Task Force, is designed to focus upon broader cost savings opportunities and is comprised of both labor and management members. Such initiatives are supported by the Management/Labor Advisory Task Force, consisting of union leaders, the Chairman and Chief Executive Officer and other senior officers of the Company. This task force meets monthly to discuss these and other initiatives to demonstrate joint commitment to reengineering efforts.

 Investment in Technology

  Management believes significant opportunities exist for the Company to increase revenues and reduce costs by investing in available technology that provides the Company and its employees with the information necessary to operate its business more effectively and to improve customer service. The Company has recently taken a significant step forward in this area by installing a new computerized yield management system. The need to build a historic database for such yield management system has delayed full realization of benefits expected from such system; however, later in 1997 when such database is more complete, this system is expected to allow the Company to improve significantly its ability to estimate demand flight-by-flight for each class of fares and manage the allocation of seats accordingly. Given TWA's prior lack of a computerized yield management system, the Company's management believes that full implementation of this new system will offer significant opportunities for revenue improvement. In 1996, the Company implemented a "QIK-Res" system at its reservation center in Norfolk, Virginia. QIK-Res is a front-end reservations software program designed to improve customer service. Management believes the system has demonstrated its effectiveness at Norfolk and intends to pursue the possibility of extending the system to its reservation centers in Los Angeles and Chicago.

 Cost and Efficiency Initiatives

  Management believes that maintaining a low cost structure is crucial to the Company's business strategy. TWA's airline operating cost per ASM (adjusted for subsidiaries, restructuring and earned stock contributions) increased from 8.12c in 1995 to 8.76c in 1996. The primary contributors to this increase were increases in fuel rates, maintenance costs and costs associated with flight crew training. Despite this increase, management believes that TWA's operating costs remain below the average of the six largest full service carriers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company intends to continue to pursue, among other things, route optimization, increased labor efficiencies, fleet modernization and rationalization, and investment in technological advances in order to improve operating results. The Company has also increased to 12 the number of "banks" of flights operating into its St. Louis hub to increase further the utilization of its aircraft. TWA has installed a new ticketless system and will begin testing automatic ticket machines in selected markets in the second quarter of 1997. In mid-1996, the Company initiated programs allowing customers to book reservations directly via on-line network systems, and during the second quarter of 1997, TWA expects to begin to provide bookings via the Internet. It is expected that distribution costs will be reduced as travelers use these on-line booking vehicles and ticketless systems. In addition, TWA is implementing a number of programs to reduce computer reservation systems booking fees, both internally and from travel agents. TWA will continue to explore other opportunities to reduce costs and improve efficiency in the areas of aircraft maintenance, airport operations, purchasing, distribution, ticket delivery, food service, cargo delivery operations and administrative functions.

TRAVEL AGENCIES

 Travel Agent Commissions

  Consistent with most other airlines, tickets sold for travel on TWA are sold by travel agents as well as directly by the Company. During 1996, approximately 78% of all tickets sold for travel on TWA were sold by travel agents. In the domestic market, TWA generally pays travel agent commissions at the rate of 10% on all domestic fares. In the international market, TWA pays 11% on international tickets issued in the U.S. and 9% for tickets issued outside the U.S. Carriers (including TWA) may also pay additional commissions to travel agents as incentive for increased volume or other business directed to the carrier.

 Travel Agency Automation

  Greater than 90% of all travel agencies in the U.S. obtain their airline travel information through access to Global Distribution Systems (also referred to as Computer Reservation Systems or "CRS"). Such systems are used by travel agents to make travel reservations including airline, hotel, train, car and other bookings and allow travel agents to issue airline tickets and boarding passes.

  One such system is WORLDSPAN, which is owned 25%, 32%, 38% and 5% by affiliates of TWA, Delta Air Lines, Northwest Airlines, and ABACUS Distribution Systems Pte. Ltd, respectively. Management believes that the distribution of its airline products through WORLDSPAN is a key factor to the success of the Company's future operations. Systems such as WORLDSPAN have expanded distribution to the consumer via the Internet, on-line booking products, corporate and group booking products. TWA believes that its 25% ownership of WORLDSPAN assures new distribution opportunities.

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

  At December 31, 1995, FFB participants had accumulated mileage credits for approximately 660,752 free awards, compared with accumulated mileage credits for approximately 751,689 awards at December 31, 1996. Because TWA expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 1995 and 1996 were based on approximately 70% and 71.5%, respectively, of the accumulated credits. Mileage for FFB participants who have accumulated less than the minimum number of mileage credits necessary to claim an award is excluded from the calculation of the accrual. The accrued liability at December 31, 1995 was approximately $19.0 million compared to approximately $20.4 million at December 31, 1996.

  TWA's customers redeemed awards for free travel representing approximately 6.3%, 6.0% and 4.5% of TWA's RPMs in 1994, 1995 and 1996, respectively.

AIRCRAFT FUEL

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

  During 1996, aircraft fuel prices increased significantly. The following table details TWA's fuel consumption and costs for the three years ended December 31, 1994, 1995 and 1996:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1994      1995     1996
                                                    --------  --------  -------
   Gallons consumed (in millions)..................    852.2     804.2    838.9
   Total cost(1) (in millions).....................   $477.6    $458.6    585.2
   Average cost per gallon (cents).................     0.56      0.57     0.70
   Percentage of operating expenses................     13.0%     13.9%    15.6%

--------
(1) Excludes into-plane fees.

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

  The level of competition in international markets is normally governed by the terms of bilateral agreements between the U.S. and the foreign countries involved. Many of the bilateral agreements permit an unlimited number of carriers to operate between the U.S. and the foreign country. Competition in some international markets is limited to a specified number of carriers and flights on a given route by the terms of the air transport agreements between the U.S. and the foreign country. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General."

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

EMPLOYEES

  As of December 31, 1996 the Company had approximately 25,092 full-time employees (based upon full-time equivalents which include part-time employees). Of these, approximately 82% were represented by three principal unions: ALPA, IAM and IFFA. On March 6, 1997, the IAM was certified to replace IFFA as the bargaining representative of the Company's flight attendants.

  During 1994, the Company entered into the '94 Labor Agreements with ALPA, IAM and IFFA amending then existing labor agreements with each such union to, among other things, (i) eliminate certain raises scheduled to take effect in 1994 and 1995, thereby continuing certain wage and benefit concessions granted to the Company in the '92 Labor Agreements, (ii) modify existing work rules and benefit packages, and (iii) eliminate contractual "snapback" provisions contained therein which would have automatically restored wages to pre-concessionary levels for purposes of future contract negotiations. The terms of the IFFA contract remain in effect, although the flight attendants are now represented by the IAM. In addition, the Company implemented a number of similar savings initiatives with respect to domestic non-union and management employees, primarily through reducing headcount, altering benefit packages, and eliminating certain planned restorations of previous wage concessions.

  In exchange for the substantial cost savings realizable by the Company as a result of the foregoing, as described in more detail below, TWA (i) agreed to certain wage increases and productivity payments to its employees, (ii) issued certain equity securities of the Company to its employees, (iii) agreed to make certain future grants of equity securities and to permit such employees an opportunity to purchase certain additional securities at a discount, and (iv) effected certain amendments to the Company's Certificate of Incorporation and By-laws with respect to the election of certain directors and director voting requirements in the event of certain specified corporate actions.

  As part of the '94 Labor Agreements, TWA agreed with its unionized employees to a series of semi-annual 1% wage increases commencing in May 1995 and continuing through August 31, 1997 (the last such wage increase to equal 3% in the case of employees represented by ALPA and IFFA; the IAM will receive a 1% wage increase and a 2% contribution to its retirement plan on August 31, 1997). In addition to such scheduled wage increases, TWA agreed to make certain annual productivity payments to its unionized employees in the event the Company achieves certain operating profit goals set forth in the agreement. If the Company achieves such goals (established at various levels between $50 million and $200 million annually), employees will receive productivity payments in an amount to be determined based upon a sliding scale from 1% to 4% of employees' W-2 wages. Any productivity payments resulting from 1996 operations are required to be converted into wage increases. Similarly, the Company implemented comparable wage increases and productivity incentives to its non-union (including management) employees.

  On the '95 Effective Date, TWA issued to certain trusts established for the benefit of its unionized employees shares of Employee Preferred Stock; such stock being issued in three separate series designated the ALPA Preferred Stock, the IAM Preferred Stock and the IFFA Preferred Stock. Except for certain rights with respect to the election of directors, the Employee Preferred Stock has rights substantially identical to the Common Stock. TWA also issued an aggregate of 1,026,694 shares of Common Stock to a trust established for the benefit of TWA's non-unionized employees. The value of shares issued to the Company's non-union employees was intended to reflect the estimated value to the Company of the concessions granted by employees. The equity securities issued on the '95 Effective Date resulted in the employees of the Company initially owning approximately 30% of the then outstanding Common Stock and Common equivalents of the Company.

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

  The ESIP also provides that if additional shares are distributed following the '95 Effective Date in respect of the '95 Reorganization, employees will be entitled to receive an additional number of shares of Common Stock and Employee Preferred Stock such that the employees will retain the same level of ownership. Union representatives and the Company have tentatively agreed that the number of shares of Employee Preferred Stock and Common Stock to be issued pursuant to the ESIP is 525,856. In addition, if the additional ESIP shares are not issued to the employees in July 1997, an additional 405,750 shares of Employee Preferred Stock and Common Stock will be issued, subject to a future credit, in that amount in the event additional shares are granted pursuant to the ESIP. The issuance of the additional shares is subject to approval by the Company's Board of Directors. The number of shares of Employee Preferred Stock outstanding at December 31, 1996 does not reflect any such additional shares.

  In addition to certain amendments required to effect the recapitalization of the Company, on the '95 Effective Date, TWA further amended its Certificate of Incorporation and By-laws to (i) permit certain employees represented by ALPA, the IAM and IFFA to elect four of the Company's 15 directors (the "Employee Directors"), and (ii) provide that certain extraordinary corporate actions, including mergers, sales of all or substantially all of the Company's assets or certain routes or any filing seeking protection under the bankruptcy laws, must be approved by at least six directors, including each of the Employee Directors.

  The "94 Labor Agreements were three year agreements but become amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the IAM covering approximately 70% of the Company's employees, including its flight attendants, commenced in February 1997 and are currently ongoing. Negotiations with ALPA are expected to begin in the second quarter of 1997. Under the RLA workers whose contracts have become amendable are required to continue to work under the "status quo" (i.e., under the terms of employment antedating the amendable date) until the RLA's procedures are exhausted. Under the RLA, the Company and its unions are obligated to continue to bargain until agreement is reached or until a mediator is appointed and concludes that negotiations are deadlocked and mediation efforts have failed. The mediator must then further attempt to induce the parties to agree to arbitrate the dispute. If either party refuses to arbitrate, then the mediator must notify the parties that his efforts have failed and, after a 30-day cooling-off period, a strike or other direct action may be taken by the parties. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and, therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could by particularly damaging to the Company. See "-- Employees."

REGULATORY MATTERS

 Slot Restrictions

  The Company's ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for takeoffs and landings. At JFK, LaGuardia, Chicago O'Hare and Washington National, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including TWA, particularly in light of the increase in the number of airlines operating at such airports. On April 1, 1986, the FAA implemented a final rule relating to allocated slots at the High Density Airports. This rule, as since amended, contains provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. TWA does not anticipate losing any slots as a result of these new rules. The higher use rates required by these rules, however, increase the risk that TWA may lose slots in the future because of nonuse and decrease TWA's ability to adjust its flight schedules at the High Density Airports.

  Most international points served by TWA also are slot-controlled.

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

 Noise Abatement

  The Noise Act provides for a reduction in aircraft noise levels by commercial aircraft. Under the Noise Act, air carriers were permitted to elect to comply with the transitional requirements of the Noise Act at December 31, 1994, either by (i) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2, or (ii) phasing in quieter aircraft, known as Stage 3. Air carriers who elected to comply by phasing out or retrofitting Stage 2 aircraft were required to phase out or retrofit at least 25% of a specified 1990 base level of such aircraft by December 31, 1994 and by at least 50% by December 31, 1996. TWA elected to comply with the final Noise Act requirements by adopting the Stage 2 aircraft phase out/retrofit option, and had reduced its specified base level of Stage 2 aircraft by 25% at December 31, 1994 and by 50% at December 31, 1996. The Company will be required to reduce its specified base level of Stage 2 aircraft by at least 75% by December 31, 1998 and 100% by December 31, 1999 or alternatively, that 75% of its total fleet meet Stage 3 requirements by December 31, 1998 and 100% on December 31, 1999.

  As of December 31, 1996, 122, approximately 64% of TWA's active fleet, met the Stage 3 standards. TWA's ability to comply with the federal requirements within the time specified, or with more restrictive local noise restrictions, by acquiring newer aircraft and by phasing out or retrofitting older aircraft that are not in compliance with the Stage 3 standards, will depend upon its ongoing financial condition, its ability to renegotiate existing leases for such aircraft and its ability to obtain financing to acquire the requisite number of Stage 3 aircraft or retrofit kits. Although TWA has a plan to meet the federal requirements, and has already acquired a number of Stage 3 aircraft while phasing out several Stage 2 aircraft, there can be no assurance that TWA will be able to satisfy all applicable noise level requirements.

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

 Labor

  The RLA governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty on air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. See "--Employees." The RLA contains detailed procedures which must be exhausted before a lawful work stoppage can occur. Pursuant to the RLA, TWA has collective bargaining agreements with four domestic unions representing four separate employee groups.

 Aging Aircraft Maintenance

  The FAA issued several ADs in 1990 mandating changes to maintenance programs for older aircraft to ensure that the oldest portion of the nation's fleet remains airworthy. The FAA required that these older aircraft undergo extensive structural modifications prior to the later of the accumulation of a designated number of flight cycles or 1994 deadlines established by the various ADs. Most of the Company's aircraft are currently affected by these aging aircraft ADs. The Company monitors its fleet of aircraft to ensure safety levels which meet or exceed those mandated by the FAA.

  In 1995 and 1996, TWA spent approximately $2.6 million and $3.4 million, respectively, to comply with aging aircraft maintenance requirements. Based on information currently available to TWA and its current fleet plan, TWA estimates that costs associated with complying with these aging aircraft maintenance requirements will aggregate approximately $18.7 million through 2000. These cost estimates assume, among other things, that newer aircraft will replace certain of TWA's existing aircraft and as a result, the average age of TWA's fleet will be significantly reduced. There can be no assurance that TWA will be able to implement fully its fleet plan.

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

 Passenger Facilities Charges

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

 Environmental

  The Company is subject to regulation under major environmental laws administered by state and federal agencies, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act. In some locations there are also county and sanitary sewer district agencies which regulate the Company. The Company believes that it is in substantial compliance with applicable environmental regulations. See, however, "Item 3. Legal Proceedings--Other Actions."

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

 '93 Reorganization

  On November 3, 1993 (the " '93 Effective Date"), TWA emerged from the protection of Chapter 11 of the United States Bankruptcy Code pursuant to a bankruptcy case filed on January 31, 1992. During the pendency of the '93 Reorganization, the Company (i) negotiated, effective September 1, 1992, a series of three-year concession agreements with its unions providing for, among other things, a 15% reduction in wages and benefits and certain work-rule concessions designed to reduce costs substantially (the " '92 Labor Agreements"), (ii) obtained confirmation of a reorganization plan which eliminated more than $1 billion of debt and lease obligations, and (iii) reached a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") with respect to the Company's underfunded pension plan obligations. During the pendency of the '93 Reorganization, the Icahn Entities released their claims against and interests in TWA and Mr. Icahn resigned as Chairman of the Board of Directors and as an officer of TWA. The Icahn Entities (as defined) also agreed to provide up to $200 million of financing pursuant to the Icahn Loans (as defined) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Legal Proceedings--Icahn Litigation").

 '95 Reorganization

  Notwithstanding the reduction in levels of debt and obligations achieved through the '93 Reorganization, the Company emerged from the '93 Reorganization in a too highly leveraged position and, despite progress in increasing revenues and reducing costs, continued to experience significant operating losses. With the hiring of a new management team in 1994, the assumptions underlying the Company's operating plans, upon which its ability to service its post '93 Reorganization obligations depended, were recognized as unrealistic and unachievable. As a consequence, the Company was forced to seek a second financial restructuring.

  In the second quarter of 1995, the Company solicited and received sufficient acceptances to effect the proposed "prepackaged" plan of bankruptcy. Therefore, on June 30, 1995, the Company filed a prepackaged Chapter 11 plan of reorganization, which with certain modifications was confirmed by the United States Bankruptcy Court in St. Louis (the "Bankruptcy Court") on August 4, 1995. On August 23, 1995, approximately eight weeks after filing the prepackaged Chapter 11 plan, the '95 Reorganization became effective and the Company emerged from the protection of this second Chapter 11 proceeding. In connection with the '95 Reorganization, the Company (i) exchanged certain of its then outstanding debt securities for a combination of newly issued 12% Preferred Stock, Common Stock, warrants and rights to purchase Common Stock, and debt securities, (ii) converted its then outstanding preferred stock to shares of Common Stock, warrants and rights to purchase Common Stock, (iii) obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases; and (iv) obtained an extension of the term of the approximately $190 million principal amount of the Icahn Loans. The Company also (i) effected a reverse stock split of its then outstanding common stock and exchanged such shares for Common Stock; (ii) raised approximately $52 million through an equity rights offering; (iii) distributed certain warrants to its then current equity holders; and (iv) implemented certain amendments to the Certificate of Incorporation relating to the recapitalization and various corporate governance matters.

  In connection with and as a precondition to the '95 Reorganization, in August and September of 1994, the Company entered into the '94 Labor Agreements, amending existing collective bargaining agreements, with the IAM, ALPA and IFFA, the three labor unions who then represented approximately 84% of the Company's employees. The '94 Labor Agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including elimination of so-called snapbacks, i.e., the automatic restoration of wage reductions granted in such agreements at the end of their term to levels that prevailed prior to the concessionary agreement. During 1994 and 1995, the Company also implemented a number of similar cost savings initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and continuing wage reductions which had been scheduled to expire. See "-- Employees."


ITEM 2. PROPERTIES

  Substantially all of TWA's assets are subject to various liens and security interests. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLIGHT EQUIPMENT

  As of December 31, 1996, TWA's operating fleet consisted of 192 aircraft, of which 47 were owned by TWA and 145 were leased. All aircraft in use are maintained in airworthy condition in accordance with procedures approved by the FAA. The operating aircraft owned by and leased to TWA as of December 31, 1996 are listed below.

                                                  AVERAGE AGE
                                                  OF AIRCRAFT SEATS IN STANDARD
TYPE                     OWNED(2) LEASED TOTAL(3) (IN YEARS)  TWA CONFIGURATION
----                     -------- ------ -------- ----------- -----------------
Douglas DC-9-10.........   --        7       7       30.0             68
Douglas DC-9-30.........   --       36      36       27.0             98
Douglas DC-9-40.........   --        3       3       22.2             98
Douglas DC-9-50.........   --       12      12       19.9            107
Douglas MD-80/83........   --       53      53        9.4            142
Boeing 727-200(1).......    28      11      39       22.6            146
Boeing 747(1)...........    6        8      14       25.6            434
Boeing 757..............   --        3       3        0.2            180
Boeing 767..............    5        9      14       12.3            190
Lockheed L-1011(1)......    8        3      11       22.6            254
                           ---     ---     ---       ----
    Total...............    47     145     192       19.0
                           ===     ===     ===       ====

--------
(1) Excludes the following aircraft which are not in the active fleet; eight Boeing 727-100s, one Boeing 727-200, one Boeing 747-100 and three L-1011s.
(2) Substantially all TWA's owned flight equipment is pledged to secure its indebtedness.
(3) For information concerning compliance of the above-referenced aircraft with the Noise Act, see "Item 1. Regulatory Matters--Noise Abatement."

  In 1997, the Company intends to replace its 11 remaining L-1011 aircraft with newer and more efficient 757s. Also in 1997, TWA plans to retire all of its 747 aircraft, some of which are to be replaced by 767 aircraft, and 10 of its older 727 aircraft, to be replaced with MD-80s. In 1996, TWA entered into agreements providing for the lease of up to 10 new 757 aircraft from a major operating lessor to be delivered in 1996 and 1997, the purchase of 10 new 757 aircraft from the manufacturer with deliveries scheduled from February 1997 to May 1999, the lease of 15 new MD-83s with deliveries scheduled from 1997 to 1999, and the lease of 9 used MD-82s with deliveries scheduled in 1997. The Company also acquired the right, subject to certain conditions, to purchase up to 20 additional 757 aircraft from the manufacturer.

REAL PROPERTY

  TWA utilizes or has rights to utilize airport and terminal facilities located in or near the cities it serves under lease agreements or other arrangements with the governmental authorities exercising control over such facilities.

  At St. Louis, TWA has preferential use rights to 57 gates and 40 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA's domestic-international hub at JFK operates out of two passenger terminal facilities (Terminals 5 and 6). TWA is the lessee at JFK of a total of 27 gates, 102 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA occupies both Terminal 5 and Terminal 6 as a holdover tenant pursuant to expired agreements of lease with the Port Authority of New York and New Jersey (the "Port Authority"). Such holdover tenancies are with the consent of the Port Authority pursuant to a Term Sheet dated August 12, 1993 (the "Term Sheet"), which extended TWA's right to occupy Terminals 5 and 6, provided TWA paid the rent set forth in the Term Sheet, made certain specified financed improvements to Terminals 5 and 6, and was otherwise in compliance with the expired leases. On February 8, 1996, the Port Authority's Board of Commissioners adopted a resolution authorizing the Port Authority to enter into a new five year lease with TWA for both Terminals 5 and 6 for a term expiring on March 31, 2001; however, the lease has not yet been signed. The Company has recently consolidated for the near term most JFK operations into Terminal 5, using only limited facilities in Terminal 6. TWA is attempting to sublease the remainder of Terminal 6.

  TWA's overhaul base is located on approximately 250 acres of leased property at the Kansas City International Airport, Kansas City, Missouri. The overhaul base is TWA's principal maintenance base where TWA performs major maintenance and repair services for its aircraft fleet. The overhaul base is owned by the City of Kansas City, Missouri and leased to TWA along with other facilities until May 31, 2000. TWA leases office space and other facilities in a number of locations in the U.S. and abroad. In December 1993, pursuant to a sale/leaseback with the City of St. Louis, TWA leased a two-story ground operations building near the St. Louis Airport and an adjacent 165,000 square foot, five-story flight training facility. The lease of these properties is covered under a month-to-month agreement subject to automatic renewal so long as TWA is not in default thereunder, such agreement having a term otherwise expiring December 31, 2005. Such term is subject to early termination in the event of certain events of default, including non-payment of rents, cessation of service, failure to maintain corporate headquarters within the City or County of St. Louis or failure to maintain a reservations office within the City of St. Louis. For a description of certain environmental corrective actions that TWA anticipates will be required at the overhaul base, see "Item
3. Legal Proceedings."

  TWA's corporate headquarters are located at One City Centre, 515 N. Sixth Street, St. Louis, Missouri where TWA has subleased approximately 56,700 square feet through February 28, 2000. TWA's St. Louis area reservation facility and customer relations department is located in approximately 48,000 square feet in the City of St. Louis, Missouri. In June 1996, TWA opened a new reservation facility in Norfolk, Virginia, comprised of approximately 40,000 square feet and having 455 work stations. The facility is leased for a twenty-five year term.

ITEM 3. LEGAL PROCEEDINGS

 Icahn Litigation

  Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes that applicable provisions of the Ticket Agreement do not allow Karabu to market or sell such tickets through travel agents to the general public. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn, and certain affiliated companies seeking damages and to enjoin further violations of the Ticket Agreement. Mr. Icahn countered by threatening to file his own lawsuit and to declare a default on the financing of up to $200 million provided to TWA by Karabu in connection with the '93 Reorganization (the "Icahn Loans"), which financing is secured by receivables and certain flight equipment pledged under a security agreement (the "Karabu Security Agreement") with State Street Bank and Trust Company of Connecticut N.A., as security trustee (the "Security Trustee"). Mr. Icahn's position was based upon a variety of claims related to his interpretations of the Karabu Security Agreement as well as certain alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. An event of Default (as defined in the Icahn Loans), if resulting in an acceleration of the indebtedness due thereunder, would constitute a default under the instruments governing substantially all of the Company's other indebtedness and leases and would have a material adverse effect on the Company. Mr. Icahn has also alleged independent violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, in accordance with the terms of the Karabu Security Agreement, certain aircraft which TWA has retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn and his affiliates, the Company has deposited an amount equal to the appraised fair market value of such aircraft with the Security Trustee and requested the release of the liens on such aircraft. To date, the Security Trustee has not released such liens. In addition, Mr. Icahn has asserted that the approval of the Security Trustee is required for any modification to the FAA-approved maintenance program affecting aircraft pledged as security under the Karabu Security Agreement. The parties negotiated a series of standstill agreements, pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The final extension of such standstill agreement expired on March 20, 1996.

  On March 20, 1996, the Company filed a Petition (the "TWA Petition") commencing a lawsuit against Mr. Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition, which is pending in the Circuit Court for St. Louis County, Missouri, alleges that the Icahn Defendants are violating the Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the Ticket Agreement to the general public through travel agents. The TWA Petition seeks a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also seeks liquidated, compensatory and punitive damages, in addition to the Company's costs and attorney's fees. The Company believes the allegations contained in the TWA Petition are meritorious.

  Also on March 20, 1996, TWA was named as a defendant in a complaint (the "Icahn Complaint") filed by Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities"). The Icahn Complaint alleges, among other things, that the Company has violated certain federal antitrust laws, breached the Ticket Agreement and interfered with certain existing and prospective commercial relations of the Icahn Entities. The Icahn Complaint is based upon an interpretation by Mr. Icahn and the Icahn Entities that the Ticket Agreement permits sales of tickets to the general public through travel agents. The Icahn Complaint seeks injunctive relief and actual and punitive monetary damages, as well as the Icahn Entities' costs of litigation. On June 13, 1996, following TWA's filing of a motion to dismiss the Icahn Complaint, the Icahn Entities amended the Icahn Complaint to delete the federal antitrust claims and to add new allegations and theories with respect to claimed violations of the federal antitrust laws and the Lanham Act (the "Amended Icahn Complaint"). On March 24, 1997, on the Company's motion, the Amended Icahn Complaint was dismissed in its entirety.

  On June 6, 1996, Karabu forwarded a letter to TWA advising the Company of Karabu's possible intention to instruct the PBGC to require the Security Trustee to give a 30 day default notice to TWA in respect of certain alleged instances of non-compliance by TWA with the provisions of the Karabu Security Agreement relating to, among other things, four Boeing 727-100 aircraft which are no longer being flown by TWA in active service and changes by TWA to the FAA-approved scheduled maintenance of such aircraft and other aircraft pledged under the Karabu Security Agreement without obtaining approval of the Security Trustee. Karabu also forwarded with such letter a draft of a proposed complaint which it threatened to file a declaratory judgment that Karabu would be entitled to instruct the PBGC to require the Security Trustee to give TWA such notice of default. The complaint was filed in a New York state court and was served on TWA on June 28, 1996.

  On June 26, 1996, Karabu formally requested the PBGC to instruct the Security Trustee to give TWA a notice of default under the Karabu Security Agreement. On June 27, 1996, the PBGC declined to so instruct the Security Trustee, advising Karabu that the PBGC did not believe TWA was in default and, even if a default were determined to exist, any such default would be technical only and Karabu would not be harmed by such default.

  On June 28, 1996, Karabu brought an action against the PBGC in the United States District Court for the Southern District of New York, seeking a declaratory judgment for the purpose of determining Karabu's rights with respect to the Karabu Security Agreement. TWA then sought to intervene in such lawsuit and was granted the right to do so whereupon the Company filed a motion to dismiss Karabu's complaint and for summary judgment. Karabu then withdrew its separate suit in New York state court for a declaratory judgment previously filed on June 28, 1996.

  Although the Company intends to press its claims vigorously and believes its defenses to Mr. Icahn's claim are meritorious, it is possible that Karabu's interpretation of the Ticket Agreement regarding discount ticket sales by the Icahn Defendants to the general public through travel agents could be determined, either by a court or otherwise, to be correct. In such event, unless the Company took appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue that could reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, although the Company believes that no material default exists under the Karabu Security Agreement, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans would result in a cross-default under substantially all of the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company. As of December 31, 1996, an aggregate principal amount of $125.1 million was outstanding under the Icahn Loans.

 Other Actions

  On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. While TWA is currently a defendant in a number of lawsuits relating to the crash, it is unable to predict the amount of claims which may ultimately be made against the Company or how those claims might be resolved. TWA maintains substantial insurance coverage, and at this time management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations.

  On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's maintenance base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. It is anticipated that review and approval of the CMS by the MDNR and EPA will be completed by late 1997. Upon approval of the CMS, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

  On October 22, 1991, judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). The action commenced in 1987, as subsequently amended, sought damages from TWA in excess of $60 million as a result of TWA's alleged breach of its contract with Travellers for the planning and operation of Getaway Vacations. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the '93 Reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court. Following prolonged litigation with respect to jurisdiction, the United States Supreme Court determined that the matter should be addressed by the bankruptcy court, and in February 1994, the bankruptcy court determined the matter in a manner favorable to TWA. Upon appeal, the District Court affirmed in part and reversed in part the bankruptcy court's decision. Both parties have appealed the matter to the United States Court of Appeals for the Third Circuit. The Company believes that in the event that the District Court's decision is affirmed, the ultimate result will not be materially different than the decision of the bankruptcy court. Pursuant to the Icahn Loans, amounts received by TWA in connection with the Travellers litigation would be used to repay, in part, certain of the Company's obligations to the Icahn Entities.

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

  On November 9, 1995, ValuJet Air Lines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. On July 12, 1996, the Federal Court in Atlanta granted summary judgment in TWA's favor in the ValuJet litigation on all claims and counts raised in the ValuJet amended complaint. The order granting summary judgment to TWA was not a final order and was not directly appealable due to an outstanding claim against Delta. While ValuJet's counsel has stated that an appeal will be filed at a later date, the Company intends to defend itself vigorously in any future action and believes that all of the allegations that have been made to date are without merit.

  In addition, based on certain written grievances or complaints filed by ValuJet, the Company was informed that the United States Department of Justice ("DOJ"), Antitrust Division, was investigating the circumstances of the slot lease of certain takeoff and landing slots to Delta at LaGuardia to determine whether an antitrust violation has occurred. During the course of its investigation, the DOT was informed of the summary judgment described above. Since the date of the judgment, TWA is unaware of whether the DOJ has undertaken further investigative efforts, the status of the investigation or any future plans of the DOJ or other regulatory bodies with respect to the ValuJet allegations. While TWA believes the summary judgment should be persuasive to the various regulatory bodies petitioned by ValuJet, it will cooperate with any further investigations and strongly believes that the slot lease transaction was not in violation of antitrust laws.

  The Company is also defending a number of other actions which have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of the Company does not believe may reasonably be expected to be materially adverse.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  No meeting of Security Holders was held during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND DIVIDEND POLICY

GENERAL

  On August 23, 1995, all of the Company's previously outstanding equity securities were canceled and certificates with respect thereto thereafter evidenced only the right to receive Common Stock and the other consideration specified in the '95 Reorganization. Also pursuant to the '95 Reorganization, holders of certain debt securities of the Company received shares of Common Stock. Information regarding the trading price range of pre-'95 Reorganization common stock is not comparable with data provided for the Common Stock and is not included herein. For information concerning the '95 Reorganization, see "Item 1. Business--Corporate Reorganizations."

  The Common Stock is listed for trading on the American Stock Exchange. The following table sets forth the range of high and low prices for shares of the Common Stock (as reported in The Wall Street Journal) for the periods indicated:

   PERIOD                                                          HIGH    LOW
   ------                                                         ------- ------
   1995
     Third Quarter (August 23 through September 30).............. $ 8.000 $5.313
     Fourth Quarter (October 1 through December 31)..............  14.625  6.500
   1996
     First Quarter...............................................  20.500  9.125
     Second Quarter..............................................  23.625 14.125
     Third Quarter...............................................  15.125  8.125
     Fourth Quarter..............................................   9.688  6.500
   1997
     First Quarter (through March 26, 1997)......................   8.125  5.750

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

  As of March 20, 1997, there were (i) 44,083,266 shares of the Company's Common Stock outstanding and 18,227 holders of record of the Common Stock, and
(ii) 6,233,334 shares of Employee Preferred Stock issued and outstanding and 5 holders of record of the Employee Preferred Stock.

SALES OF UNREGISTERED SECURITIES

  In March, 1996, the Company issued and sold 3,869,000 shares of its 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") in transactions exempt from the registration requirements of the Securities Act. The Company filed a shelf registration statement pursuant to Rule 415 of the Securities Act, No. 333-04977, which was declared effective August 16, 1996, to afford the holders of the 8% Preferred Stock the opportunity to sell such stock in a public transaction.

  Pursuant to certain Exchange Agreements with Elliott Associates L.P. and Westgate International L.P. reported on a Form 8-K filed on September 20, 1996, the Company exchanged 4,455,820 shares of Common Stock for $45.25 million principal amount of its 12% Senior Secured Reset Notes (the "Notes") plus approximately $1.5 million in accrued interest thereon in a series of transactions between July and December, 1996. An additional 1,661,060 shares of Common Stock have been exchanged for an additional $10.25 million principal amount of Notes in the first quarter of 1997. The Common Stock was issued pursuant to the exemption granted by Section 3(a)(9) of the Securities Act. The Notes were registered and issued pursuant to the Company's registration statement on Form S-4 filed with the Commission on May 12, 1995.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below relate to periods in the year ended December 31, 1992, the ten months ended October 31, 1993, the two months ended December 31, 1993, the year ended December 31, 1994, the eight months ended August 31, 1995, the four months ended December 31, 1995 and the year ended December 31, 1996. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements. The consolidated financial data for the above periods was derived from the audited consolidated financial statements of the Company. Certain amounts have been reclassified to conform with presentations adopted in 1996.

  During the period from 1992 through 1995, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date. A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 19 to the Consolidated Financial Statements. For accounting purposes, the '95 Effective Date is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization. Similarly, the Consolidated Financial Statements for the periods prior to the '93 Reorganization are not consistent with periods subsequent to the '93 Reorganization. Accordingly, a vertical black line separates these periods. Preferred stock dividend requirements and earnings per share of the predecessor companies have not been presented as these amounts are not meaningful.

                                 REORGANIZED                     PREDECESSOR                  PRIOR PREDECESSOR
                                   COMPANY                         COMPANY                         COMPANY
                          ------------------------- -------------------------------------- ------------------------
                              YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR      TWO MONTHS  TEN MONTHS      YEAR
                             ENDED        ENDED        ENDED        ENDED        ENDED       ENDED        ENDED
                          DECEMBER 31, DECEMBER 31, AUGUST  31,  DECEMBER 31, DECEMBER 31,  OCTOBER    DECEMBER 31,
                              1996         1995         1995         1994         1993      31, 1993       1992
                          ------------ ------------ ------------ ------------ ------------ ----------  ------------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations
 Data:
Operating revenues......   $3,554,407   $1,098,474   $2,218,355   $3,407,702    $520,821   $2,633,937   $3,618,661
Operating income
 (loss)(1)..............     (198,527)      10,446       14,642     (279,494)    (58,251)    (225,729)    (420,432)
Loss before income taxes
 and extraordinary
 items(2)...............     (274,577)     (32,268)    (338,309)    (432,869)    (88,140)    (362,620)    (314,292)
Provision (credit) for
 income taxes...........          450        1,370          (96)         960        (248)       1,312        3,361
Loss before
 extraordinary items....     (275,027)     (33,638)    (338,213)    (433,829)    (87,892)    (363,932)    (317,653)
Extraordinary items(3)..       (9,788)       3,500      140,898       (2,005)        --     1,075,581          --
Net income (loss).......     (284,815)     (30,138)    (197,315)    (435,834)    (87,892)     711,649     (317,653)
Per share amounts(4):
 Loss before
  extraordinary items
  and special dividend
  requirement...........       $(6.60)      $(1.15)
 Net loss...............        (7.27)       (1.05)

                                                                             PRIOR
                                                                          PREDECESSOR
                          REORGANIZED COMPANY     PREDECESSOR COMPANY       COMPANY
                         ----------------------  -----------------------  -----------
                                               DECEMBER 31,
                         ------------------------------------------------------------
                            1996        1995        1994         1993        1992
                         ----------  ----------  -----------  ----------  -----------
SELECTED BALANCE SHEET
 DATA:
Cash and cash
 equivalents............ $  181,586  $  304,340  $   138,531  $  187,717  $   67,885
Current assets..........    586,442     715,647      577,735     706,462     602,007
Net working capital
 (deficiency)...........   (404,150)   (124,446)  (1,286,487)   (150,744)   (316,165)
Flight equipment, net...    472,495     455,434      508,625     660,797     827,747
Total property and
 equipment, net.........    614,207     600,066      693,045     886,116   1,114,345
Intangible assets, net..  1,184,786   1,275,995      921,659   1,024,846         --
Total assets............  2,681,939   2,868,211    2,512,435   2,958,862   2,158,143
Current maturities of
 long-term debt and
 capital leases(5)......    134,948     110,401    1,149,739     108,345     327,251
Liabilities subject to
 Chapter 11
 reorganization
 proceedings(6).........        --          --           --          --    2,026,895
Long-term debt, less
 current maturities(5)..    608,485     764,031          --    1,053,644         --
Long-term obligations
 under capital leases,
 less current
 maturities.............    220,790     259,630      339,895     376,646         --
Shareholders' equity
 (deficiency)(7)........    238,105     302,855     (417,476)     18,358  (1,149,733)

--------
(1) Includes special charges of $85.9 million in 1996, $1.7 million in the eight months ended August 31, 1995 and $138.8 million in 1994. For a discussion of these and other non-recurring items, see Note 16 to the Consolidated Financial Statements.
(2) The eight months ended August 31, 1995 includes charges of $242.2 million related to reorganization items. The ten months ended October 31, 1993 includes a charge of $342.4 million related to the settlement of pension obligations and income of $268.1 million related to reorganization items. The 1992 results include non-recurring gains of $254.6 million from the disposition of assets.
(3) The extraordinary item in 1996 results from the early extinguishment of certain debt. The extraordinary item in the four months ended December 31, 1995 was the result of the settlement of a debt of a subsidiary, while the extraordinary item in the eight months ended August 31, 1995 represents the gain on the discharge of indebtedness pursuant to the consummation of the '95 Reorganization. The extraordinary item in 1994 represents the charge for a prepayment premium related to the sale and lease back of four McDonnell Douglas MD-80 aircraft. The extraordinary item in 1993 represents the gain on discharge of indebtedness pursuant to the consummation of the '93 Reorganization.
(4) No effect has been given to stock options, warrants or potential issuances of additional Employee Preferred Stock as the impact would have been anti-dilutive.
(5) Long-term debt in 1994 was reclassified to current maturities as a result of certain alleged defaults and payment defaults.
(6) For periods after January 31, 1992 and before the '93 Effective Date, certain prepetition liabilities, which were subject to compromise pursuant to the '93 Reorganization, were classified as liabilities subject to Chapter 11 reorganization proceedings, and the accrual of interest was discontinued on prepetition debt that was unsecured or estimated to be undersecured.
(7) No dividends were paid on the Company's outstanding common stock during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  During the period from 1992 through 1995, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with SOP 90-7 which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date.
A description of the adjustments to the financial statements arising from the consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 19 to Consolidated Financial Statements. For accounting purposes, the '95 Effective Date is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization. Similarly, the

Consolidated Financial Statements for the periods prior to the '93 Reorganization are not consistent with periods subsequent to the '93 Reorganization.

  As discussed below under "--Liquidity and Capital Resources," pursuant to the '95 Reorganization, the Company initially improved its financial condition and operating performance by, among other things, reducing labor and other operating and financing costs, rescheduling debt payments, recapitalizing the Company's equity securities and certain of its debt, revising the Company's route structure to capitalize further on its strength in St. Louis, and developing enhanced marketing systems. Pursuant to the '95 Reorganization, the Company eliminated approximately $500 million in face amount (approximately $300 million book value) of debt from its balance sheet. In addition, the final maturity of the Icahn Loans was extended from January 8, 1995 to January 8, 2001, and the Company negotiated an aggregate of $91 million of aircraft lease and conditional sale agreement deferrals for various periods of time, with a weighted average life of approximately two years.

  Through the second quarter of 1996 the Company experienced improvements in its operating performance as operating income increased to $7.8 million in the six months ended June 30, 1996, as compared to an operating loss of $21.9 million in the same period of 1995. However, beginning in the third quarter of 1996, the Company's operating performance substantially deteriorated as the Company's operating profit for the third quarter, typically the strongest period of the year, declined to $26.0 million in the three months ended September 30, 1996, as compared to a combined operating profit (excluding special charges and earned stock compensation charges aggregating $57.9 million) of $103.7 million in the comparable period of the prior year. The results for the fourth quarter of 1996 evidenced a further acceleration of this deterioration as the Company reported an operating loss (excluding special charges aggregating $85.9 million) of $146.5 million, as compared to operating income of $1.1 million in the same period of 1995. In the second half of 1996, the Company's revenues increased only 2.4%, while capacity, measured in ASMs, increased by 6.9%, as compared to the second half of 1995. Operating costs, excluding earned stock compensation and special charges, increased 16.0% over this same period. The most significant increases were: salaries, wages and benefits ($82.4 million), which reflected the increased number of employees, wage rate increases and additional overtime costs; fuel ($69.4 million), reflecting significantly higher units costs and increased usage; and maintenance costs. Notwithstanding the actions taken and planned by management to improve the Company's future operating results as described below, management expects a large first quarter 1997 operating loss, which will significantly exceed that reported in the first quarter of 1996.

  In light of deterioration in the Company's operating results, management has over the last several months refocused and accelerated certain aspects of its business strategy, including its fleet modernization and consolidation plan, route structure and facility improvements and efficiencies. Management believes that its recent operating results have been adversely affected by an overly aggressive increase in capacity, which when combined with unexpected maintenance delays and related costs, have negatively impacted schedule reliability resulting in excessive levels of flight cancellations and deterioration in its on-time performance. The Company believes that this has adversely affected its unit revenues (principally yields) and costs. In response to these issues, management has taken action to accelerate the phase out of all B-747 and L-1011 aircraft, reduce low yield domestic JFK feed service, curtail and/or eliminate historically unprofitable international routes and consolidate for the near term most of its JFK operations into a single terminal. The above actions are designed to improve its operational performance and make its product more competitive to the business segment which offers higher yields. The Company has also curtailed the amount of contract maintenance services provided to third parties and redeployed those resources to TWA's aircraft. In connection with the above described plans, management has announced a comparable reduction in employee headcount. Management may undertake further actions to reduce costs which may result in additional reductions of the number of employees.

GENERAL

  The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can have a significant impact on the Company's financial results. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. Factors contributing to these losses included, among other things, excess financial leverage; adverse publicity associated with the Company's financial difficulties; excessive labor costs; the periods of a relatively weak economy, which resulted in weak air travel demand; poor operating performance; domestic pricing policies of other airlines, which decreased industry revenue yields and generated intense competition; and volatility in jet fuel costs.

  The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors, including; significantly improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, and the Company's ability to attract new capital and maintain adequate liquidity. No assurance can be given that the Company will be successful in generating the operating results or attracting new capital required for future viability.

  The '94 Labor Agreements become amendable after August 31, 1997. While the Company cannot predict the precise wage rates that will be in effect at such time (since such rates will be determined by subsequent events), the wage rates then in effect will likely increase. However, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. See "Item 1. Business--Business Strategy." The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit cost reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, any substantial increase in its labor cost as a result of any new labor agreements or any cessation or disruption of operation due to any strike or work action could be particularly damaging to the Company.

  As a result of the application of fresh start reporting as of the '95 Effective Date, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). The Company has evaluated its future cash flows and, notwithstanding the operating loss experienced since the '95 Effective Date, expects that the carrying value of the intangibles at December 31, 1996 will be recovered. However, the achievement of such improved future operating results and cash flows are subject to considerable uncertainties. In future periods these intangibles will be evaluated for recoverability based upon estimated future cash flows. If expectations are not substantially achieved, charges to future operations for impairment of those assets may be required and such charges could be material.

  There are a number of uncertainties relating to agreements with employees, the resolution of which could result in charges to future operating results of the Company. Shares granted or purchased at a discount under the employee stock incentive program ("ESIP") will generally result in a charge equal to the fair value of shares granted and the discount for shares purchased at the time when such shares are earned. If the ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1997 to 2002 would be approximately $58 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at December 31, 1996. The charge for any year, however, could be substantially higher if the market price of the Common Stock exceeds the target price for such year ($11.00, $12.10, $13.31, $14.64, $16.11 and $17.72 for the
respective years 1997 to 2002). The allocation of approximately 570,000 shares of Employee Preferred Stock issued to a trust for employees represented by ALPA pursuant to the '95 Reorganization will also, when allocated to individual employees so represented in August 1997, result in a charge of equal to the fair market value of the shares on the dates allocated.

  Pursuant to the '92 Labor Agreements, the Company agreed to pay to employees represented by the IAM a cash "bonus' for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in 1998. The Company has estimated the net overtime bonus owed to the IAM to be approximately $26.3 million and has reflected this amount as a noncurrent liability on the accompanying balance sheets. Such amount reflects a reduction of approximately $10.0 million pursuant to an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Reorganization. The IAM, while not providing a calculation of its own, has disputed the method by which management has computed the net overtime bonus and has indicated that they believe the amount due to the IAM is much greater than the amount which has been estimated by management.

  In addition, in connection with certain wage increases afforded to non-contract employees, employees represented by the IFFA have asserted and won an arbitration ruling that, if sustained, would require that the Company provide additional compensation to IFFA represented employees. The Company estimates that at December 31, 1996 such additional compensation would aggregate approximately $6 million. The Company denies any such obligation and intends to pursue an appeal of the arbitration ruling. As such, no liability has been recorded by the Company at December 31, 1996.

  In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by the ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds a defined cash payment would be made to the ALPA. The defined thresholds were exceeded during the measurement periods through December 31, 1996 and no amount was therefore owed to the ALPA as of that date. The Company, however, anticipates that a liability will be incurred during 1997 as a result of the Company's planned reductions in capacity. The amount of the liability, if any, will be dependent on the amount by which the targeted block hours flown during the year exceed the actual block hours flown. Based upon current plans, management believes that its obligation under this agreement in 1997 will not exceed $12 million. See Notes 7 and 12 to the Consolidated Financial Statements.

  Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital;
(iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures; (vii) the outcome of certain upcoming labor negotiations; (viii) the possible reduction in yield due to a discount ticket program entered into by the Company with Karabu in connection with the '95 Reorganization; and (ix) the impact of the public's perception of the crash of TWA Flight 800. See "--Liquidity and Capital Resources."

  The Company's operating results for any interim period are not necessarily indicative of those for the entire year due to seasonal fluctuations. The second and third quarter results have historically been more favorable for the Company due to increased leisure travel on both domestic and international routes during the spring and summer months.

  On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the B-747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash, which to date has not been determined. While TWA is currently a defendant in a number of lawsuits relating to the crash, it is unable to predict the amount of claims which may ultimately be made against the Company or how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields or results of operations which has resulted or may result from the public perception of the crash.

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

  In March 1997, the President signed legislation reinstating the 10% tax on domestic tickets, the 6.25% air cargo tax and the $6.00 international departure tax, effective March 7, 1997. These taxes had expired on December 31, 1995, were reinstated on August 27, 1996 and thereafter expired again on December 31, 1996. The Company is not able to determine the extent to which operating results in 1996 and in early 1997 benefited from the absence of these taxes, although it does believe that such had a positive impact on its operating results. Similarly, the Company believes that the reimposition of the tax in March 1997 will likely have an adverse impact on its operating results in subsequent periods.

  In October 1996 Congress enacted the Federal Aviation Reauthorization Act of 1996 (the FAA Reauthorization Act). The FAA Reauthorization Act established a national commission which, together with the DOT, is to conduct an independent study of FAA funding requirements and recommend alternative methods for apportioning the costs of the system to its users, including commercial airlines. The results of the study are to be presented to the Secretary of Transportation in August 1997 and the Secretary is to make recommendations to Congress in October 1997. The Company believes that the current system of a 10% ticket tax imposed on domestic fares unfairly subsidizes certain low-fare competitors. The Company and a group of other major airlines have proposed that the ticket tax be replaced by a system of user fees including an element based upon a charge per originating passenger and an element based upon a mileage charge. The Company is unable to predict the outcome of these studies or any Congressional actions related thereto.

  Following the crash of TWA Flight 800 in July 1996, the FAA implemented new security measures primarily impacting international operations. The Company does not believe that these measures have had any material effect on its revenues or operating costs to date. Additionally, a special committee appointed by the President to review aviation safety and airport security issued its final report on February 12, 1997. The report contains several recommendations. However, the Company is unable to predict which recommendations will be adopted or their impact on the Company's future operating results. Additional government mandated security measures could have a direct adverse impact on the Company's operating costs to the extent any such costs are directly assessed to commercial airlines or, if funded through new taxes or user fees, could indirectly have an adverse impact on the Company's future operating results in the event that the Company is not able to fully pass on those charges in the form of ticket price increases.

  The Company's auditors have included in their report dated March 24, 1997 on the Consolidated Financial Statements an explanatory paragraph to the effect that substantial doubt exists regarding the Company's ability to continue as a going concern due to the Company's recurring losses from operations and limited sources of additional liquidity. See the Consolidated Financial Statements.

  TWA's passenger traffic data, for scheduled passengers only and excluding TWE, are shown in the table below for the indicated periods(1):

                                                      1996     1995     1994
                                                     -------  -------  -------
NORTH AMERICA
Passenger revenues ($ millions)..................... $ 2,515  $ 2,292  $ 2,221
Revenue passenger miles (millions)(2)...............  19,513   17,902   17,543
Available seat miles (millions)(3)..................  30,201   28,194   27,963
Passenger load factor (4)...........................    64.6%    63.5%    62.7%
Passenger yield (cents)(5)..........................  12.89c   12.80c   12.66c
Passenger revenue per available seat mile (cents)
 (6)................................................   8.33c    8.13c    7.94c

                                                          1996    1995    1994
                                                         ------  ------  ------
INTERNATIONAL
Passenger revenues ($ millions)......................... $  563  $  544  $  597
Revenue passenger miles (millions)(2)...................  7,598   7,000   7,363
Available seat miles (millions)(3)...................... 10,393   9,719  11,228
Passenger load factor (4)...............................   73.1%   72.1%   65.6%
Passenger yield (cents)(5)..............................  7.41c   7.78c   8.10c
Passenger revenue per available seat mile (cents)(6)....  5.42c   5.60c   5.31c
TOTAL SYSTEM
Passenger revenues ($ millions)......................... $3,078  $2,836  $2,818
Revenue passenger miles (millions)(2)................... 27,111  24,902  24,906
Available seat miles (millions)(3)...................... 40,594  37,905  39,191
Passenger load factor (4)...............................   66.8%   65.7%   63.5%
Passenger yield (cents)(5).............................. 11.35c  11.39c  11.31c
Passenger revenue per available seat mile (cents)(6)....  7.58c   7.48c   7.19c
Operating cost per available seat mile (cents)(7).......  8.76c   8.12c   8.45c
Average daily utilization per aircraft (hours)(8).......   9.63    9.45    9.30
Aircraft in fleet being operated at end of period.......    192     188     185

--------
(1) Excludes subsidiary companies.
(2) The number of scheduled miles flown by revenue passengers.
(3) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4) Revenue passenger miles divided by available seat miles.
(5) Passenger revenue per revenue passenger mile.
(6) Passenger revenue divided by scheduled available seat miles.
(7) Operating expenses, excluding special charges, earned stock compensation, other nonrecurring charges and subsidiaries, divided by total available seat miles.
(8) The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE FOUR MONTHS ENDED DECEMBER 31, 1995 AND EIGHT MONTHS ENDED AUGUST 31, 1995

  In the following discussion, the results of operations for the fiscal year ended December 31, 1996 is compared to the combined results of the four months ended December 31, 1995 and eight months ended August 31, 1995 (twelve months ended December 31, 1995) unless specified otherwise.

  Total operating revenues of $3,554.4 million for 1996 were $237.6 million or 7.2% more than the total operating revenues of $3,316.8 million for the year ended December 31, 1995. The increase was primarily reflected in TWA passenger revenues which were $241.6 million higher than in 1995. Additionally, revenues from contract work increased $15.7 million and revenue from freight and mail increased $9.9 million. Operating revenues for 1995 included $35.9 million in passenger revenues from Trans World Express which discontinued operations in November 1995.

  Capacity and traffic increased in 1996 as compared to 1995. System-wide capacity, measured in ASMs, increased by 7.1% in 1996 as compared to 1995 (representing increases in domestic and international ASMs of 7.1% and 7.0%, respectively). Passenger traffic volume, as measured by total RPMs in scheduled service, increased 8.9% in 1996 over 1995. Passenger load factor for 1996 was 66.8% compared to 65.7% in 1995. TWA's yield per passenger mile decreased slightly from 11.39 cents in 1995 to 11.35 cents in 1996. Although the yield per passenger mile declined only slightly year over year, the yield during the second half of 1996 was 10.97 cents compared to 11.40 cents during the second half of 1995.

  Operating expenses of $3,752.9 million in 1996 reflect an increase of $461.2 million (14.0%) over the total operating expenses of $3,291.7 million for the year ended December 31, 1995, representing a net change in the following expense groups:

  Salaries, wages and benefits of $1,254.3 million for 1996 were $125.6 million (11.1%) more than 1995, primarily due to an increase in the average number of employees, overtime costs required due to poor operating performance in 1996 and lower productivity levels. The Company had an average of 24,254 employees in 1996 as compared to 22,927 in 1995.

  Earned stock compensation charges of $9.1 million for 1996 and $58.0 million for 1995 represents primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. Additional non- cash compensation charges will be recorded in 1997, a substantial portion of which will depend on the market price of the Common Stock. For a further discussion of future charges related to non-cash compensation, see Notes 11 and 12 to the Consolidated Financial Statements.

  Aircraft fuel and oil expense of $585.2 million for 1996 was $126.6 million (27.6%) over the total expenses of $458.6 million for the year ended December 31, 1995. The increase in expenses is primarily due to an increase in the price of fuel (22.3%), an increase in gallons consumed (4.3%) and the expiration in October 1995 of the airlines' exemption from paying fuel taxes of 4.3 cents per gallon, which impacted fuel expense by approximately $13.6 million.

  Passenger sales commission expense of $268.1 million for 1996 was $2.1 million (0.8%) higher than the combined expenses of $266.0 million in 1995, and is primarily related to the $241.6 million increase in TWA passenger revenues offset by an increase in non-commissionable international tickets.

  Aircraft maintenance materials and repairs expense of $208.2 million in 1996 represented an increase of $60.5 million (41.0%) from $147.7 million for 1995. The increase was primarily the result of higher levels of scheduled maintenance in 1996, including heavy maintenance, a 3.6% increase in flying hours and increased repair work performed by the Company for other air carriers and third parties.

  Depreciation and amortization expense of $161.8 million for 1996 increased slightly from combined expenses of $161.6 million for 1995.

  Operating lease rentals of $303.0 million for 1996 were $24.1 million (8.6%) more than the total rentals of $278.9 million for 1995. The increase was primarily due to an increase in the average number of leased aircraft from 119 in 1995 to 123 in 1996 and higher lease rates.

  Passenger food and beverage expense of $110.1 million in 1996 represented an increase of $7.3 million (7.1%) from $102.8 million for the twelve months of 1995. The increase is primarily due to the 8% increase in the number of passengers boarded.

  During the fourth quarter of 1996, special charges of $85.9 million were recorded in connection with the Company's decision to modify its international route structure and related aircraft fleet plan. The charges included a write-off of the New York-Athens route ($26.7 million), international employee severance liabilities ($5.6 million) related to the termination of service to Athens and Frankfurt and a write-down of the L-1011 and B-747 fleets ($32.2 million) and the related inventories ($21.5 million) reflecting the planned retirement of these fleets. These costs are based upon management's current estimate. Actual costs could materially differ from these current estimates. See Note 16 to the Consolidated Financial Statements for a further discussion of these special charges. Special charges of $1.7 million were recorded in the third quarter of 1995 related to the shutdown of TWE.

  All other operating expenses of $767.2 million in 1996 represented an increase of $79.6 million (11.6%) from $687.6 million for the year ended December 31, 1995. An increase in flight cancellations during 1996 resulted in increased CRS fees related thereto ($19.4 million) and interrupted trip expenses ($3.7 million). In addition, expenses relating to maintenance services provided under a contract with the military increased approximately $21.6 million in 1996 compared to 1995. The Company also experienced a significant increase in professional/technical fees ($18.7 million) which was primarily due to the use of contract programmers for ongoing development of new systems and external consultants' fees for re-engineering.

  Other charges (credits) were a net charge of $76.1 million for 1996 as compared to $42.7 million and $353.0 million in the four month and the eight month periods of 1995, respectively (included in the eight month period is a charge of $242.3 million for reorganization items in connection with the application of fresh start reporting pursuant to the '95 Reorganization). Interest expense decreased $42.3 million in 1996 over 1995 as a result of the reduction of debt arising from the '95 Restructuring and additional reductions of debt during 1996. Interest income increased by $3.5 million in 1996 primarily as a result of higher levels of invested funds. Other charges and credits-net improved $35.8 million in 1996 compared to 1995, primarily due to a $19.8 million improvement in the Company's share of earnings of Worldspan and a $2.5 million credit to reflect a litigation settlement. Additionally, other charges and credits-net for 1995 included a $14.0 million charge for restructuring expenses.

  As a result of the above, the operating loss of $198.5 million for 1996 was $223.6 million unfavorable to the combined operating income of $10.5 million and $14.6 million for the four month and the eight month periods of 1995, respectively. The net loss of $284.8 million for 1996 was $57.4 million greater than the combined loss of $227.4 for 1995. The 1996 net loss included $9.8 million in extraordinary losses related to the early extinguishment of debt, while the 1995 net loss included $144.4 million in extraordinary gains related to the discharge of indebtedness pursuant to the '95 Reorganization and the cancellation of debt between TWE and an aircraft lessor.

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

  During 1995, the Company distributed shares of stock to employees as part of its financial restructuring which, together with certain other non-cash compensation charges, resulted in an aggregate charge of $58.0 million to operating expense. Additional non-cash compensation charges will be recorded in 1996 and 1997, a substantial portion of which will depend on the market price of the Common Stock at such times. For a further discussion of this charge and future charges related to non-cash compensation, see Notes 11 and 12 to Consolidated Financial Statements.

  Aircraft fuel and oil expense of $161.8 million for the four months ended December 31, 1995 and $296.8 million for the eight months ended August 31, 1995, reflected a combined decrease of $18.9 million from 1994. The combined effect of decreased fuel usage (5.6%), offset by a slight increase in the unit price (1.8%), resulted in a decrease of 4.0% in fuel costs for 1995. The average unit price of fuel was $0.57 per gallon in 1995 compared to $0.56 in 1994. Effective October 1, 1995, an exemption expired related to a federal fuel tax of 4.3 cents per gallon on commercial jet fuel purchased for use in domestic operations. This additional tax increased fuel costs by $7 million in the fourth quarter of 1995. See "Item 1. Business--Aircraft Fuel".

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

  Aircraft maintenance materials and repairs expense of $52.0 million and $95.7 million for the four-month and the eight-month periods of 1995, respectively, together represent a slight increase of $2.3 million (1.6%) over 1994.

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

  Other charges (credits) were a net charge of $42.7 million for the last four months of 1995 and a net charge of $352.9 million for the first eight months of 1995 compared to a net charge of $153.4 million in 1994. This increase of $242.3 million was primarily due to a $242.2 million non-recurring charge related to the Company's restructuring. Additionally, interest expense declined by $26.2 million and investment income increased by $5.8 million. See
Note 17 to Consolidated Financial Statements.

  In future periods, the amortization of reorganization value in excess of amounts allocable to identifiable assets and certain other non-deductible items will likely result in the Company's effective tax rate for financial reporting periods exceeding statutory rates. See Note 5 to Consolidated Financial Statements.

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

 Liquidity

  The Company's consolidated cash and cash equivalents balance at December 31, 1996 was $181.6 million (including approximately $28.3 million in cash and cash equivalents held in its international operations and by its subsidiaries which, based upon various foreign monetary regulations and other factors, might not be immediately available to the Company), a $122.7 million decrease from the December 31, 1995 balance of $304.3 million. Due to seasonal factors, the Company's cash balances during the first quarter of each year are typically lower than in other periods. These seasonal factors, when combined with the large anticipated loss in the first quarter of 1997 which would significantly exceed the loss reported in the comparable quarter of 1996, will reduce cash balances significantly below the cash balance at December 31, 1996. In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises. The Company is currently pursuing other projects intended to increase its cash balances.

  In March 1997, the Company offered 50,000 Units ("Units"), with each Unit consisting of (i) one 12% Senior Secured Note due 2002 (a "Note"), in the principal amount of $1,000, and (ii) one Redeemable Warrant (a "Warrant") to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share (the "Offering"). The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in its FAA designated take-off and landing slots at three high-density, capacity-controlled airports 2) currently-owned and hereafter-acquired defined ground equipment of the Company used at certain domestic airports, and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and
(b) three wholly-owned subsidiaries of TWA holding leasehold interests in gates and related support space at certain domestic airports served by the Company. The Company realized $47.175 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company intends to use a portion of the proceeds from the Offering (not to exceed approximately $5 million) to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.

  The Offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Units, Notes and Warrants and underlying shares of Common Stock issuable upon exercise of the Warrants are not registered under the federal and state securities laws. The Company has agreed to use its best efforts to file and, if declared effective, to effect, the registration of the Notes and the Warrants under the Securities Act under certain circumstances.

  The net decrease in cash and cash equivalents during 1996 was due, in large part, to the fact that cash used in operating activities in 1996 was $16.8 million as compared to 1995 when cash provided by operating activities was $212.2 million. The adverse change was primarily attributable to the decrease in 1996 operating income as compared with 1995. Additionally, pursuant to the eight-year Karabu Ticket Program Agreement between the Company and Karabu (the "Karabu Ticket Agreement") net discounted sales from tickets sold under the agreement are excluded from cash provided by operating activities as the related amounts are applied as a $62.9 million reduction of the Icahn Loans and a $6.4 million reduction of the PBGC Notes. At December 31, 1995 approximately $2.0 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes. The increase of $79.5 million in trade accounts payable during 1996 was primarily due to the Company utilizing a safe harbor provision with regard to payment of U.S. transportation taxes of $60 million for the period September through December 1996, a significant portion of which was paid in February 1997. Cash used in investing activities increased $106.1 million from $18.9 million in 1995 to $125.0 million in 1996. A large part of this increase was related to capital expenditures ($121.5 million in 1996 versus $59.5 million in 1995) which had been somewhat restricted by fiscal controls in place during most of 1995. Financing activities provided $19.1 million of cash in 1996, compared with a net use of cash of $27.5 million in 1995. Proceeds from long-term debt and sale and leaseback transactions decreased from $22.1 million in 1995 to $16.6 million in 1996. Repayments of long-term debt and capital leases required $15.4 million more cash in 1996 than in 1995. In 1996, net proceeds from the sale of 8% Cumulative Convertible Exchangeable Preferred Stock ("8% Preferred Stock") were $186.2 million while the early redemption of the 12% Mandatorily Redeemable Stock and cash dividends required $81.7 million and $14.5 million, respectively. In 1995 the net proceeds from an equity rights offering generated $51.9 million.

  As previously described, management has indicated that it is focusing on the improvement of TWA's schedule reliability and on-time performance and that it plans to accelerate the replacement of it's L-1011 and B-747 fleets with B-757, B-767 and MD-80 aircraft. Management believes that these, as well as other actions which it has taken or expects to take, should substantially improve TWA's unit revenues and reduce its operating costs in 1997. The Company believes that a substantial improvement in its operating results is necessary for TWA to maintain adequate liquidity to meet its obligations throughout the remainder of 1997. The achievement of these improved operating results are subject to significant uncertainties, including the Company's ability to achieve higher revenue yields and load factors, the cost of aircraft fuel, the Company's ability to finance or lease suitable replacement aircraft at reasonable rates and the containment of operating costs.

  In March 1996 the Company completed the sale of 3,869,000 shares of its 8% Preferred Stock for gross proceeds of approximately $193.5 million and net proceeds to the Company of approximately $186.2 million, after commissions and expenses. A portion of the net proceeds from the offering were used to redeem the Company's outstanding 12% Cumulative Preferred Stock, pursuant to the terms thereof, at an aggregate redemption price of approximately $81.7 million, plus accrued dividends from February 1, 1996 to the redemption date of April 26, 1996. The Company utilized the balance of the net proceeds for general corporate purposes, including but not limited to, capital expenditures and increasing working capital.

  Pursuant to the '95 Reorganization, the Company issued 600,000 ticket vouchers, each with a face value of $50.00, which may be used for up to 50% discount off the cost of a TWA airline ticket for transportation on TWA ("Ticket Vouchers"). Pursuant to certain agreements, the Company repurchased approximately 236,000 of the Ticket Vouchers at an aggregate cost of $8.8 million. Payments in respect of these Ticket Vouchers were approximately $700,000 in 1995 and approximately $8.1 million in 1996. Concurrently, the Company undertook aircraft lease payment deferrals to increase liquidity and improve the Company's financial condition. Gross deferrals of lease and conditional sale indebtedness payments aggregated approximately $91.0 million with a weighted average repayment period of approximately two years. The aircraft lease payment deferrals contemplated by the '95 Reorganization generally anticipated six month deferrals with various payback periods, extending in some instances over the remaining life of the lease, and in other cases over a specified period. Cash repayments of lease deferrals, including interest, were approximately $9.5 million in the fourth quarter of 1995, $23.8 million in 1996 and are expected to approximate $8.7 million in 1997.

  On June 14, 1995, the Company signed an agreement (the "Extension and Consent Agreement") with Karabu to extend the term of the Icahn Loans from January 8, 1995 to January 8, 2001, to obtain the consent of Karabu and the Icahn Entities to certain modifications to certain promissory notes issued to the PBGC in connection with the '93 Reorganization (the "PBGC Notes") and to obtain agreement with the Icahn Entities to refrain from exercising the right to terminate certain pension plans, covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA under the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. On June 26, 1995, the Company made a $12.6 million interest payment on the Icahn Loans. At December 31, 1996, the outstanding balance of the Icahn Loans was approximately $125.1 million (excluding approximately $4.7 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and /or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

  On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into an eight-year Karabu Ticket Program Agreement (the "Ticket Agreement"). There are two categories of tickets under the Ticket Agreement: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

  Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell such tickets through travel agents. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered threatening to attempt to declare a default on the Icahn Loans on a variety of claims related to his various interpretations of the security documents related to such loans as well as with respect to alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. Mr. Icahn also alleged independent violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which TWA has retired from service and stored which are pledged as security for the Icahn Loans.

  To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value with a security trustee and requested the release of the liens on such aircraft. To date, the Trustee has not released such liens. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County Circuit Court. Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. On March 24, 1997, the federal District Court for the Southern District of New York, on the Company's motion, dismissed the suit in its entirety. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the

Company under the ticket agreement or directly on the Icahn loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

  Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

  The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1996, approximately $64.9 million of such proceeds had been applied to the principal balance of the Icahn Loans and $6.4 million had been applied to the PBGC Notes.

  The Company elected to pay interest, due August 1, 1995 and February 1, 1996, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest aggregated approximately $10.4 million and $10.2 million, respectively, and resulted in the issuance of approximately 1.9 million and 1.1 million shares of Common Stock on the respective dates. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, in shares of Common Stock.

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

  As a result of the redemption of the 12% Mandatorily Redeemable Preferred Stock, certain of TWA's leasehold interests in domestic airport gates were released as collateral and are now unencumbered. As a result of the exchange of common stock for 12% Senior Secured Notes as described in Note 8 to the Consolidated Financial Statements, liens on the stock of wholly owned subsidiary which owns TWA's interest in a hangar at Los Angeles International Airport and a floating lien on certain of TWA's domestic airport ground equipment were released as collateral and are also now unencumbered. In addition, based on the current level of outstanding 12% Senior Secured Notes, TWA expects that certain slots at New York's LaGuardia and JFK airports, as well as Chicago's O'Hare airport, will be released as security for the 12% Senior Secured Notes.

 Commitments

  In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B-757 aircraft to be delivered in 1996 and 1997 with deliveries commencing in July 1996. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $50 million per annum over the lease terms after all 10 aircraft have been delivered. These aircraft have an initial lease term of 10 years. As of February 28, 1997, the Company has taken delivery of six leased B-757 aircraft. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten B-757 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement requires the delivery of the aircraft in 1997, 1998 and 1999, and provides for the purchase of up to ten additional aircraft. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. TWA has obtained commitments for debt financing for approximately
80% of the total costs associated with the acquisition of eight of the original ten aircraft and obtained commitments for 100% lease financing of the total costs of the remaining two original aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which, given the Company's financial results for 1996 and anticipated results for the first quarter of 1997, could make the availability of such debt and lease financing dependent upon the lender's and lessor's ongoing evaluation of and satisfaction with the financial condition of TWA.

  TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.1 billion. The agreements, as amended, require the delivery of the aircraft in 1999 and 2000 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

  The Company has entered into an agreement to acquire from the manufacturer fifteen new MD- 83s. The long-term leasing arrangement provides for delivery of the aircraft between the second half of 1997 and April 1999.

  TWA has elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to be $49 million, most of which has been financed by lessors with repayments being facilitated through increased rental rates.

  TWA's capital expenditures for 1997 are currently anticipated to total approximately $107 million, including approximately $91 million for flight equipment related expenditures (e.g., progress payments for aircraft and the purchase of related aircraft engines and spare parts). While the Company is seeking financing for certain of its planned capital expenditures, a substantial portion of such expenditures are expected to utilize internally generated funds. The inability to finance or otherwise fund such expenditures could materially adversely affect the ability of the Company to implement its strategic plan.

CERTAIN OTHER CAPITAL REQUIREMENTS

  Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

 Availability of NOLs

  The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $625 million at December 31, 1996, which includes increases in the NOLs as originally filed. Such NOLs expire in 2008 through 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. In connection with the change of ownership caused by the '95 Reorganization, the Company elected to reduce its NOLs in accordance with Section 382 of the Code and regulations issued thereunder. If another ownership change were to occur prior to September 1997, the annual limitation on the Company's utilization of its then existing NOLs would be reduced to zero. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. There can be no assurance that an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from tax net operating loss carryforwards arising prior to the '95 Effective Date will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained under the caption "Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Financial Statements and Schedules. See Index to Financial Statements and Schedules, which appears on age F-1 hereof.

  Reports on Form 8-K. The following reports on Form 8-K have been filed.

    (1) A Form 8-K was filed on October 25, 1996, reporting the resignation of Jeffrey H. Erickson as President and Chief Executive Officer.

    (2) A Form 8-K was filed on December 16, 1996, reporting the appointment of the Company's interim management team.

  Exhibits. The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
FINANCIAL STATEMENTS:
Independent Auditors' Report..........................................    F-2
Statements of Consolidated Operations for the Year Ended December 31,
 1996, the Four Months Ended December 31, 1995, the Eight Months Ended
 August 31, 1995, and the Year Ended December 31, 1994................    F-3
Consolidated Balance Sheets, December 31, 1996 and 1995...............    F-4
Statements of Consolidated Cash Flows for the Year Ended December 31,
 1996, the Four Months Ended December 31, 1995, the Eight Months Ended
 August 31, 1995, and the Year Ended December 31, 1994................    F-6
Consolidated Statements of Shareholders' Equity (Deficiency) for the
 Year Ended December 31, 1996, the Four Months Ended December 31,
 1995, the Eight Months Ended August 31, 1995, and the Year Ended
 December 31, 1994....................................................    F-8
Notes to Consolidated Financial Statements............................    F-9
SCHEDULE:
II Valuation and Qualifying Accounts..................................    S-1

                               SCHEDULES OMITTED

  Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Trans World Airlines, Inc.

  We have audited the accompanying consolidated balance sheets of Trans World Airlines, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations, cash flows and shareholders' equity (deficiency) for the year ended December 31, 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Airlines, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

  As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh start reporting as of September 1, 1995 and, therefore, are not comparable in all respects to the consolidated financial statements for periods prior to such date.

  The accompanying consolidated financial statements have been prepared assuming that Trans World Airlines, Inc. and subsidiaries will continue as a going concern. The company's recurring losses from operations and its limited sources of additional liquidity raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG PEAT MARWICK LLP

Kansas City, Missouri
March 24, 1997

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

 FOR THE YEAR ENDED DECEMBER 31, 1996, THE FOUR MONTHS ENDED DECEMBER 31, 1995,
  THE EIGHT MONTHS ENDED AUGUST 31, 1995, AND THE YEAR ENDED DECEMBER 31, 1994
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                REORGANIZED COMPANY       PREDECESSOR COMPANY
                             ------------------------- -------------------------
                                 YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                ENDED        ENDED        ENDED        ENDED
                             DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                 1996         1995         1995         1994
                             ------------ ------------ ------------ ------------
Operating revenues:
  Passenger................   $3,077,905   $  943,077   $1,929,166   $2,875,851
  Freight and mail.........      153,076       48,384       94,784      149.932
  All other................      323,426      107,013      194,405      381,919
                              ----------   ----------   ----------   ----------
    Total..................    3,554,407    1,098,474    2,218,355    3,407,702
                              ----------   ----------   ----------   ----------
Operating expenses:
  Salaries, wages and
   benefits................    1,254,341      373,041      755,708    1,293,570
  Earned stock compensation
   (Note 12)...............        9,056        2,192       55,767            -
  Aircraft fuel and oil....      585,163      161,799      296,833      477,555
  Passenger sales
   commissions.............      268,131       80,045      185,981      288,000
  Aircraft maintenance
   materials and repair....      208,183       51,998       95,657      145,321
  Depreciation and
   amortization............      161,822       55,168      106,474      183,283
  Operating lease rentals..      302,990       96,393      182,548      261,365
  Passenger food and
   beverages...............      110,092       34,676       68,137      120,804
  Special charges (Note
   16).....................       85,915          --         1,730      138,849
  All other................      767,241      232,716      454,878      778,449
                              ----------   ----------   ----------   ----------
    Total..................    3,752,934    1,088,028    2,203,713    3,687,196
                              ----------   ----------   ----------   ----------
Operating income (loss)....     (198,527)      10,446       14,642     (279,494)
                              ----------   ----------   ----------   ----------
Other charges (credits):
 Interest expense
  (contractual interest of
  $141,967 for the eight
  months ended August 31,
  1995)....................      126,822       45,917      123,247      195,352
 Interest and investment
  income...................      (21,309)      (7,484)     (10,366)     (12,058)
 Disposition of assets,
  gains and losses-net
  (Note 15)................        1,135       (3,330)         206       (1,072)
 Reorganization items (Note
  19)......................          --           --       242,243            -
 Other charges and credits-
  net (Note 17)............      (30,598)       7,611       (2,379)     (28,847)
                              ----------   ----------   ----------   ----------
    Total..................       76,050       42,714      352,951      153,375
                              ----------   ----------   ----------   ----------
Loss before income taxes
 and extraordinary items...     (274,577)     (32,268)    (338,309)    (432,869)
Provision (credit) for in-
 come taxes (Note 5).......          450        1,370          (96)         960
                              ----------   ----------   ----------   ----------
Loss before extraordinary
 items.....................     (275,027)     (33,638)    (338,213)    (433,829)
Extraordinary items, net of
 income taxes (Note 14)....       (9,788)       3,500      140,898       (2,005)
                              ----------   ----------   ----------   ----------
Net loss...................     (284,815)     (30,138)    (197,315)    (435,834)
Preferred stock dividend
 requirements..............       36,649        4,751       11,554       15,000
                              ----------   ----------   ----------   ----------
Loss applicable to common
 shares....................   $ (321,464)  $  (34,889)  $ (208,869)  $ (450,834)
                              ==========   ==========   ==========   ==========
Per share amounts:
 Loss before extraordinary
  item and special dividend
  requirements.............   $    (6.60)  $    (1.15)
 Extraordinary item and
  special dividend
  requirements.............         (.67)         .10
                              ----------   ----------
 Net loss..................   $    (7.27)  $    (1.05)
                              ==========   ==========

                 See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                             (AMOUNTS IN THOUSANDS)

                                                           REORGANIZED COMPANY
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                         ASSETS
Current assets:
 Cash and cash equivalents............................... $  181,586 $  304,340
 Receivables, less allowance for doubtful accounts,
  $12,939 in 1996 and $13,517 in 1995 (Note 8)...........    239,496    226,451
 Spare parts, materials and supplies, less allowance for
  obsolescence, $11,563 in 1996 and $2,201 in 1995 (Note
  8).....................................................    111,239    143,374
 Prepaid expenses and other..............................     54,121     41,482
                                                          ---------- ----------
    Total................................................    586,442    715,647
                                                          ---------- ----------
Property (Notes 8,9 and 18):
 Property owned:
  Flight equipment.......................................    339,150    303,248
  Prepayments on flight equipment........................     39,072          -
  Land, buildings and improvements.......................     59,879     54,722
  Other property and equipment...........................     60,750     39,032
                                                          ---------- ----------
    Total owned property.................................    498,851    397,002
  Less accumulated depreciation..........................     71,810     18,769
                                                          ---------- ----------
    Property owned--net..................................    427,041    378,233
                                                          ---------- ----------
 Property held under capital leases:
  Flight equipment.......................................    172,812    172,812
  Land, buildings and improvements.......................     54,761     54,761
  Other property and equipment...........................      6,570      6,862
                                                          ---------- ----------
    Total property held under capital leases.............    234,143    234,435
  Less accumulated amortization..........................     46,977     12,602
                                                          ---------- ----------
    Property held under capital leases--net..............    187,166    221,833
                                                          ---------- ----------
    Total property--net..................................    614,207    600,066
                                                          ---------- ----------
Investments and other assets:
 Investments in affiliated companies (Note 4)............    108,173     98,156
 Investments, receivables and other (Note 9).............    188,331    178,347
 Routes, gates and slots--net............................    401,659    450,916
 Reorganization value in excess of amounts allocable to
  identifiable assets--net...............................    783,127    825,079
                                                          ---------- ----------
    Total................................................  1,481,290  1,552,498
                                                          ---------- ----------
                                                          $2,681,939 $2,868,211
                                                          ========== ==========

                 See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           REORGANIZED COMPANY
                                                          ----------------------
                                                             1996        1995
                                                          ----------  ----------
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Current maturities of long-term debt (Note 8)........... $   92,447  $   67,566
 Current obligations under capital leases (Note 9).......     42,501      42,835
 Advance ticket sales....................................    241,516     209,936
 Accounts payable, principally trade.....................    216,675     137,140
 Accounts payable to affiliated companies (Note 4).......      4,894       6,104
 Accrued expenses:
  Employee compensation and vacations earned.............    116,846     101,637
  Contributions to retirement and pension trusts (Note
   6)....................................................     14,091      17,716
  Interest on debt and capital leases....................     39,420      44,710
  Taxes..................................................     19,018      16,995
  Other accrued expenses.................................    203,184     195,454
                                                          ----------  ----------
    Total accrued expenses...............................    392,559     376,512
                                                          ----------  ----------
    Total................................................    990,592     840,093
                                                          ----------  ----------
Long-Term Liabilities and Deferred Credits:
 Long-term debt, less current maturities (Note 8)........    608,485     764,031
 Obligations under capital leases, less current
  obligations (Note 9)...................................    220,790     259,630
 Postretirement benefits other than pensions (Note 6)....    471,171     461,346
 Noncurrent pension liabilities (Note 6).................     30,716      21,253
 Other noncurrent liabilities and deferred credits.......    122,080     157,573
                                                          ----------  ----------
    Total................................................  1,453,242   1,663,833
                                                          ----------  ----------
Mandatorily redeemable 12% preferred stock,(aggregate
 liquidation preference of $111,179 in 1995)(Note 10)....        --       61,430
                                                          ----------  ----------
Commitments and Contingent Liabilities (Notes
 1,2,3,6,7,8,9,11,12,16,18)
Shareholders' equity:
 8% cumulative convertible exchangeable preferred stock,
  $50 liquidation preference; 3,869 shares issued and
  outstanding............................................         39           -
 Employee preferred stock, $0.01 liquidation preference;
  special voting rights; shares issued and outstanding;
  1996-5,681; 1995-5,277.................................         57          53
 Common Stock, $0.01 par value; shares issued and
  outstanding; 1996-41,763; 1995-35,129..................        418         351
 Additional paid-in capital..............................    552,544     332,589
 Accumulated deficit.....................................   (314,953)    (30,138)
                                                          ----------  ----------
    Total................................................    238,105     302,855
                                                          ----------  ----------
                                                          $2,681,939  $2,868,211
                                                          ==========  ==========

                 See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

 FOR THE YEAR ENDED DECEMBER 31, 1996, THE FOUR MONTHS ENDED DECEMBER 31, 1995,
  THE EIGHT MONTHS ENDED AUGUST 31, 1995, AND THE YEAR ENDED DECEMBER 31, 1994

                             (AMOUNTS IN THOUSANDS)

                                REORGANIZED COMPANY       PREDECESSOR COMPANY
                             ------------------------- -------------------------
                                 YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                ENDED        ENDED        ENDED        ENDED
                             DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                 1996         1995         1995         1994
                             ------------ ------------ ------------ ------------
Cash Flows from Operating
 Activities:
 Net loss..................   $ (284,815)  $ (30,138)   $ (197,315)  $ (435,834)
 Adjustments to reconcile
 net loss to net cash
 provided (used) by
 operating activities:
  Employee earned stock
   compensation............        9,056       2,192        55,767          --
  Depreciation and
   amortization............      161,822      55,168       106,474      183,283
  Amortization of discount
   and expenses on debt....       14,744       3,063        12,472       18,571
  Extraordinary loss (gain)
   on extinguishment of
   debt....................        9,788      (3,500)     (140,898)         --
  Interest paid in common
   stock...................       11,332      11,587           --           --
  Equity in undistributed
   earnings of affiliates
   not consolidated........      (10,017)     12,169        (2,339)       5,517
  Revenue from Icahn ticket
   program.................      (71,534)     (4,356)          --           --
  Net gains-losses on
   disposition of assets...        1,135      (3,330)          206       (1,072)
  Non-cash special charges.       85,915         --            --       119,829
  Reorganization items.....          --          --        242,243          --
  Change in operating
   assets and liabilities:
    Decrease (increase) in:
     Receivables...........        3,927      69,121       (62,094)      37,628
     Inventories...........       (4,897)        510         5,866        1,259
     Prepaid expenses and
      other current assets.      (10,639)      7,686         2,244        6,963
     Other assets..........          111      (3,088)       (1,586)     (10,079)
    Increase (decrease) in:
     Accounts payable and
      accrued expenses.....       62,594     (40,047)      105,084       48,587
     Advance ticket sales..       19,698     (39,350)       81,598      (33,890)
     Benefits, other
      noncurrent
      liabilities and
      deferred credits.....      (15,057)     (5,559)      (27,667)      65,182
                              ----------   ---------    ----------   ----------
      Net cash provided
       (used)..............      (16,837)     32,128       180,055        5,944
                              ----------   ---------    ----------   ----------
Cash Flows from Investing
 Activities:
 Proceeds from sales of
  property.................        3,234       7,069         2,221       76,240
 Capital expenditures......     (121,547)    (42,973)      (16,554)     (44,897)
 Net decrease (increase) in
  investments, receivables
  and other................       (6,708)     16,397        14,926       23,733
                              ----------   ---------    ----------   ----------
      Net cash provided
       (used)..............     (125,021)    (19,507)          593       55,076
                              ----------   ---------    ----------   ----------
Cash Flows from Financing
 Activities:
 Proceeds from long-term
  debt issued..............        2,750      22,100           --         6,213
 Proceeds from sale and
  leaseback of certain
  aircraft.................       13,800         --            --           --
 Repayments on long-term
  debt and capital lease
  obligations..............     (117,203)    (39,654)      (62,158)    (116,331)
 Net proceeds from sale of
  preferred stock..........      186,163         --            --           --
 Net proceeds from exercise
  of equity rights,
  warrants and options.....        1,034      51,930           --           --
 Redemption of 12%
  Preferred Stock..........      (81,749)        --            --           --
 Cash dividends paid on
  preferred stock..........      (14,489)        --            --           --
 Increase (decrease) in
  checks outstanding and
  other....................       28,798      (2,770)        3,092          276
                              ----------   ---------    ----------   ----------
      Net cash provided
       (used)..............       19,104      31,606       (59,066)    (109,842)
                              ----------   ---------    ----------   ----------
Net increase (decrease) in
 cash and cash equivalents.     (122,754)     44,227       121,582      (48,822)
Cash and cash equivalents
 at beginning of period....      304,340     260,113       138,531      187,353
                              ----------   ---------    ----------   ----------
Cash and cash equivalents
 at end of period..........   $  181,586   $ 304,340    $  260,113   $  138,531
                              ==========   =========    ==========   ==========

                 See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

 FOR THE YEAR ENDED DECEMBER 31, 1996, THE FOUR MONTHS ENDED DECEMBER 31, 1995,
  THE EIGHT MONTHS ENDED AUGUST 31, 1995, AND THE YEAR ENDED DECEMBER 31, 1994

                             (AMOUNTS IN THOUSANDS)

                       SUPPLEMENTAL CASH FLOW INFORMATION

                            REORGANIZED COMPANY       PREDECESSOR COMPANY
                         ------------------------- -------------------------
                             YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                            ENDED        ENDED        ENDED        ENDED
                         DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                             1996         1995         1995         1994
                         ------------ ------------ ------------ ------------
Cash Paid During the
 Period for:
  Interest..............   $102,311     $27,318      $ 55,878     $110,287
                           ========     =======      ========     ========
  Income taxes..........   $    159     $     7      $     39     $     24
                           ========     =======      ========     ========
Information About
 Noncash Operating,
 Investing and Financing
 Activities:
  Promissory notes
   issued to finance
   aircraft acquisition.   $ 10,565     $   --       $    --      $    --
                           ========     =======      ========     ========
  Promissory notes
   issued to finance
   aircraft predelivery
   payments.............   $ 19,862     $   --       $ 12,690     $  7,000
                           ========     =======      ========     ========
  Property acquired and
   obligations recorded
   under new capital
   lease transactions...   $  4,266     $   --       $ 12,690     $  7,000
                           ========     =======      ========     ========
  Partial interest on
   debt paid in kind,
   issued and valued at
   principal amount.....   $    --      $   574      $ 18,496     $    --
                           ========     =======      ========     ========
  Common Stock issued in
   lieu of cash
   dividends on
   mandatorily
   redeemable 12%
   preferred stock......   $  3,255     $   --       $    --      $    --
                           ========     =======      ========     ========
  Exchange of long-term
   debt for common
   stock:
    Debt cancelled
     including accrued
     interest, net of
     unamortized
     discount...........   $ 41,021     $   --       $    --      $    --
    Common stock issued,
     at fair value......     49,182         --            --           --
                           --------     -------      --------     --------
    Extraordinary loss..   $  8,161     $   --       $    --      $    --
                           ========     =======      ========     ========

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

                 See Notes to Consolidated Financial Statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

 FOR THE YEAR ENDED DECEMBER 31, 1996, THE FOUR MONTHS ENDED DECEMBER 31, 1995,
  THE EIGHT MONTHS ENDED AUGUST 31, 1995, AND THE YEAR ENDED DECEMBER 31, 1994

                             (AMOUNTS IN THOUSANDS)

                                                                 ADDITIONAL
                             12%       8%     EMPLOYEE            PAID-IN
                          PREFERRED PREFERRED PREFERRED COMMON    CAPITAL    ACCUMULATED
                            STOCK     STOCK     STOCK   STOCK   (DEFICIENCY)   DEFICIT      TOTAL
                          --------- --------- --------- ------  ------------ -----------  ---------
PREDECESSOR COMPANY:
Balance, December 31,
 1993...................    $ 125     $  -      $  -    $ 200    $ 105,925   $  (87,892)  $  18,358
Net loss for 1994.......      --       --        --       --           --      (435,834)   (435,834)
                            -----     ----      ----    -----    ---------   ----------   ---------
Balance, December 31,
 1994...................      125      --        --       200      105,925     (523,726)   (417,476)
Net loss for the eight
 months ended August 31,
 1995...................      --       --        --       --           --      (197,315)   (197,315)
Eliminate Predecessor
 equity accounts in
 connection with fresh
 start reporting........     (125)     --        --      (200)    (105,925)      35,817     (70,433)
Record additional excess
 of reorganization value
 over identifiable
 assets.................      --       --        --       --           --       685,224     685,224
Issuance of Common and
 Employee Preferred
 Stock pursuant to Plan
 of Reorganization......      --       --         53      172      269,775          --      270,000
                            -----     ----      ----    -----    ---------   ----------   ---------
Balance, August 31,
 1995...................      --       --         53      172      269,775          --      270,000
REORGANIZED COMPANY:
Equity rights exercised.      --       --        --       132       51,727          --       51,859
Interest on 12% Notes
 paid in Common Stock...      --       --        --        19       11,568          --       11,587
Options and warrants
 exercised..............      --       --        --        28           43          --           71
Earned Stock
 Compensation...........      --       --        --       --         2,046          --        2,046
Amortization of the
 excess of redemption
 value over carrying
 value of Mandatorily
 Redeemable 12%
 Preferred Stock........      --       --        --       --        (2,570)         --       (2,570)
Net loss for the four
 months ended December
 31, 1995...............      --       --        --       --           --       (30,138)    (30,138)
                            -----     ----      ----    -----    ---------   ----------   ---------
Balance, December 31,
 1995...................      --       --         53      351      332,589      (30,138)    302,855
Warrants exercised......      --       --        --         4           68          --           72
Options exercised.......      --       --        --         2        1,248          --        1,250
Earned Stock
 Compensation...........      --       --        --       --         6,875          --        6,875
Allocation of employee
 preferred stock to ALPA
 ESOP...................      --       --          6      --            (6)         --          --
Conversion of employee
 preferred stock to
 Common Stock...........      --       --         (2)       2          --           --          --
Net proceeds from
 issuance of 8%
 preferred stock........      --        39       --       --       186,124          --      186,163
Dividends on 8%
 preferred stock paid in
 cash...................      --       --        --       --       (11,349)         --      (11,349)
Dividends on mandatorily
 redeemable 12%
 preferred stock paid in
 Common Stock...........      --       --        --         3           (3)         --          --
Dividends on mandatorily
 redeemable 12%
 preferred stock paid in
 cash...................      --       --        --       --        (3,140)         --       (3,140)
Amortization of the
 excess of redemption
 value over carrying
 value of mandatorily
 redeemable 12%
 preferred stock........      --       --        --       --          (328)         --         (328)
Excess of cash paid for
 early redemption of
 mandatorily redeemable
 12% preferred stock
 over carrying value....      --       --        --       --       (19,992)         --      (19,992)
Common Stock issued in
 exchange for 12% notes.      --       --        --        45       49,137          --       49,182
Interest on 12% Notes
 paid in Common Stock...      --       --        --        11       11,321          --       11,332
Net loss for 1996.......      --       --        --       --           --      (284,815)   (284,815)
                            -----     ----      ----    -----    ---------   ----------   ---------
Balance, December 31,
 1996...................    $   -     $ 39      $ 57    $ 418    $ 552,544   $ (314,953)  $ 238,105
                            =====     ====      ====    =====    =========   ==========   =========

                 See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL CONDITION AND LIQUIDITY:

  Trans World Airlines, Inc. ("TWA" or the "Company") has undergone two reorganizations under Chapter 11 of the Bankruptcy Code since 1992, as further described in Note 3--Chapter 11 Reorganizations. In August 1995 the Company emerged from the most recent bankruptcy proceeding and thereafter, through the second quarter of 1996, the Company had experienced improvements in its operating performance as operating income had increased to $7.8 million in six months ended June 30, 1996, as compared to an operating loss of $21.9 million in the same period of 1995. However, beginning in the third quarter of 1996, the Company's operating performance substantially deteriorated as the Company's operating profit for the third quarter, typically the strongest period of the year, declined to $26.0 million in the three months ended September 30, 1996, as compared to a combined operating profit (excluding special charges and earned stock compensation charges aggregating $57.9 million) of $103.7 million in the comparable period of the prior year. The results of the fourth quarter of 1996 evidenced a further acceleration of deterioration as the Company reported an operating loss (excluding special charges) of $146.5 million, as compared to operating income of $1.1 million in the same period of 1995. In the second half of 1996, the Company's revenues increased only 2.4%, while capacity operated, measured in ASMs, increased by 6.9%, as compared to the second half of 1995. Operating costs, excluding earned stock compensation and special charges, increased 16.0% over this same period. The most significant increases were; salaries, wages and benefits ($82.4 million), which reflected the increased number of employees and additional overtime costs; fuel ($69.4 million), reflecting significantly higher units costs and increased usage; and maintenance costs. Notwithstanding the actions taken and planned by management to improve the Company's future operating results as described below, management expects that its first quarter 1997 operating loss will significantly exceed that reported in the first quarter of 1996.

  In light of the deterioration in the Company's operating results, management has over the last several months refocused and accelerated certain aspects of its business strategy, including its fleet modernization and consolidation plan, route structure and facility improvements and efficiencies. Management believes that its recent operating results have been adversely affected by an aggressive increase in capacity, which when combined with unexpected maintenance delays and related costs, has negatively impacted schedule reliability resulting in excessive levels of flight cancellations and deterioration in its on-time performance. The Company believes that this has adversely affected its unit revenues (principally yields) and costs. In response to these issues, management has taken action to accelerate the phase out of all B-747 and L-1011 aircraft, reduce low yield domestic JFK feed service, curtail and/or eliminate historically unprofitable international routes and consolidate for the near term most operations at JFK to a single terminal. The above actions are designed to improve its operational performance and make its product more attractive to the business segment which offers higher yields. The Company has also curtailed the amount of contract maintenance services provided to third parties and redeployed those resources to TWA's aircraft. Furthermore, the Company has reviewed its route structure and fleet plan. The Company recently announced that it would discontinue service to Athens and Frankfurt and that it would undertake to accelerate the replacement of its L-1011 and B-747 aircraft with newer and smaller sized aircraft, specifically B-757, B-767 and MD-80 aircraft. Management believes such aircraft will better match the market demands in cities served and provide efficiencies relative to the costs of fuel, flight crews and maintenance. The Company plans to retire its remaining fleet of L-1011 and B-747 aircraft in 1997, although the implementation of this plan could be delayed if suitable replacement aircraft can not be obtained within this time frame. The Company has also determined to consolidate a substantial potion of its operations at JFK into a single terminal which should result in reductions in labor and other costs and improve the overall utilization of this facility. In connection with the above described plans, management has announced a comparable reduction in employee headcount. Management may undertake further actions to reduce costs which may result in additional reductions of the number of employees.

  The Company's consolidated cash and cash equivalents balance at December 31, 1996 was $181.6 million (including approximately $28.3 million in cash and cash equivalents held in its international operations and by

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES its subsidiaries which, based upon various foreign monetary regulations and other factors, might not be immediately available to the Company), a $122.7 million decrease from the December 31, 1995 balance of $304.3 million. Due to seasonal factors, the Company's cash balances during the first quarter of each year are typically lower than in other periods. These seasonal factors, when combined with the large anticipated loss in the first quarter of 1997 which would significantly exceed the loss reported in the comparable quarter of 1996, will reduce cash balances significantly below the cash balance at December 31, 1996. In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises. The Company is currently pursuing other projects intended to increase its cash balances.

  In March 1997, the Company offered 50,000 Units ("Units"), with each Unit consisting of (i) one 12% Senior Secured Note due 2002 (a "Note"), in the principal amount of $1,000, and (ii) one Redeemable Warrant (a "Warrant") to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share (the "Offering"). The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in its FAA designated take-off and landing slots at three high-density, capacity-controlled airports 2) currently-owned and hereafter-acquired defined ground equipment of the Company used at certain domestic airports, and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and
(b) three wholly-owned subsidiaries of TWA holding leasehold interests in gates and related support space at certain domestic airports served by the Company. The Company realized $47.175 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company intends to use a portion of the proceeds from the Offering (not to exceed approximately $5 million) to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.

  The Offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Units, Notes and Warrants and underlying shares of Common Stock issuable upon exercise of the Warrants are not registered under the federal and state securities laws. The Company has agreed to use its best efforts to file and, if declared effective, to effect, the registration of the Notes and the Warrants under the Securities Act under certain circumstances.

  The Company's collective bargaining agreements with all of its union-represented employee groups, which represent approximately 82% of the Company's work force, become amendable after August 31, 1997. While the Company cannot predict the precise wage rates that will be in effect at such time (since such rates will be determined by subsequent events), the wage rates then in effect will likely increase. However, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit cost reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors and, therefore, any substantial increase in its labor cost as a result of any new labor agreements or any cessation or disruption of operation due to any strike or work action could be particularly damaging to the Company.

  As a result of application of fresh start reporting in August of 1995, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). The Company has evaluated its future cash flows and, notwithstanding its substantial operating losses in recent periods, expects that the carrying value of the intangibles at December 31, 1996 will be recovered. However, the achievement of such improved future operating results and cash flows are subject to considerable uncertainties. In future periods these intangibles will be evaluated for recoverability based upon estimated future cash flows. If expectations are not substantially achieved, charges to future operations for impairment of those assets may be required and such changes could be material.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company remains highly leveraged and substantially all of TWA's assets are and will likely remain subject to various liens and security interest, and many of its loan agreements contain mandatory prepayment provisions in the event that the assets are sold. Accordingly, management expects that TWA will not be able to rely, in any significant degree, on the proceeds from sales of assets to fund operations and that TWA may have limited sources of additional liquidity other than cash generated by operations. The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors including; significantly improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, and the Company's ability to attract new capital and maintain adequate liquidity. No assurance can be given that the Company will be successful in generating the operating results or attracting new capital required for future viability.

  As a result of the redemption of the 12% Mandatorily Redeemable Preferred Stock, certain of TWA's leasehold interests in domestic airport gates were released as collateral and are now unencumbered. As a result of the exchange of common stock for 12% Senior Secured Notes as described in Note 8, liens on the stock of wholly owned subsidiary which owns TWA's interest in a hangar at Los Angeles International Airport and a floating lien on certain of TWA's domestic airport ground equipment were released as collateral and are also now unencumbered. In addition, based on the current level of outstanding 12% Senior Secured Notes, TWA expects that certain slots at New York's LaGuardia and JFK airports and Chicago's O'Hare airport will be released as security for the 12% Senior Secured Notes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows, and results of operations are as follows:

(a) Description of Business: TWA is one of the major airlines in the United States serving many of the principal domestic and transatlantic destinations. TWA's principal domestic routes include service to and from its St. Louis and New York-JFK hubs and between other cities in the U.S., both nonstop and through St. Louis. TWA's domestic routes also provide connections with its international service to and from U.S. cities and certain major cities in Europe and the Middle East (see Note 21).

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

  Historically, the airline industry has experienced substantial volatility in profitability as a result of, among other factors, general economic conditions, competitive pricing initiatives, the overall level of capacity operated in the industry and fuel prices. TWA continues to be highly leveraged and has and will continue to have significant debt service obligations. TWA presently has no unused credit lines and substantially all of TWA's strategic assets have been pledged to secure indebtedness of the Company.

(b) Fresh Start Reporting: Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which TWA adopted effective June 30, 1995. The emergence from the 1995 Chapter 11 proceeding (the "'95 Reorganization") on August 23,

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

   1995 (the "'95 Effective Date"), resulted in the creation of new reporting entities without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values (also see Note 19-Fresh Start Reporting). Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to the '95 Reorganization.

  For periods during the Chapter 11 proceedings, prepetition liabilities which were unsecured or estimated to be undersecured were classified as "Liabilities Subject to Compromise in the Chapter 11 Reorganization Proceedings." The accrual of interest on such liabilities was discontinued for the period from June 30, 1995 to the '95 Effective Date.

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

  Estimated useful service lives in effect for the purpose of computing the provision for depreciation, were:

    Flight equipment (aircraft and engines, including related spares)--16 to
       25 years, varying by aircraft fleet type
    Buildings--20 to 50 years
    Other equipment--3 to 20 years
    Leasehold improvements--Estimated useful life limited by the lease period

  Maintenance and repairs, including periodic aircraft overhauls, are expensed in the year incurred; major renewals and betterments of equipment and facilities are capitalized and depreciated over the remaining life of the asset.

(e) Intangible Assets: Route authorities are amortized on a straight line basis over 30 years (1), gates over the term of the related leases and slots over 20 years. Routes, gates and slots consist of the following amounts at December 31 (in thousands):

                                                               1996      1995
                                                             --------- --------
   Routes................................................... $ 248,100 $276,000
   Gates....................................................    86,649   86,649
   Slots....................................................    95,800   95,800
                                                             --------- --------
                                                               430,549  458,449
   Accumulated Amortization.................................    28,890    7,533
                                                             --------- --------
                                                             $ 401,659 $450,916
                                                             ========= ========

  --------
  (1) Prior to January 1, 1995, the Company utilized an estimated useful life for route authorities of 40 years (also see Note 16-Special Charges and Other Nonrecurring Items).

  The reorganization value in excess of amounts allocable to identifiable assets is being amortized over a twenty year period on the straight-line method. Accumulated amortization at December 31, 1996 and 1995 was $55,937,000 and $13,984,000, respectively.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  When facts and circumstances suggest that intangible and other long-term assets may be impaired, the Company evaluates their recoverability based upon estimated undiscounted future cash flows over the remaining estimated useful lives. The amount of impairment, if any, is measured based on projected undiscounted future operating cash flows.

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

(g) Inventories: Inventories, valued at standard cost, which approximates actual average unit cost, consist primarily of expendable spare parts used for the maintenance and repair of flight equipment, plus aircraft fuel and other operating supplies. A provision for obsolescence of spare parts is accrued at annual rates which will provide an allowance such that the unused inventory, at the retirement date of the related aircraft fleet, is reflected at the lower of cost or estimated net realizable value.

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

  Pursuant to the 1995 Restructuring, TWA issued 600,000 ticket vouchers, each having a face value of $50, which may be used for a discount of up to 50% off the cost of a ticket for transportation on TWA. Concurrently, TWA entered into an agreement, as amended, to purchase for cash from a third party any ticket vouchers acquired by the stand-by purchaser. The ticket vouchers were initially recorded as a liability at their estimated fair value, approximately $26.2 million. The liability will be relieved in future periods as vouchers are redeemed for cash or will be reflected as revenue when the transportation is provided for tickets purchased with vouchers. Approximately 180,000 and 396,000 vouchers were outstanding at December 31, 1996 and 1995, respectively.

(i) Interest Capitalized: Interest cost associated with funds expended for the acquisition of qualifying assets is capitalized. Interest capitalized was $5,463,000 in 1996 and $2,133,000 in 1994. There was no interest capitalized during 1995.

(j) Income Taxes: TWA accounts for income taxes based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires the use of the liability method to record the deferred income tax consequences of differences between the financial reporting and income tax bases of assets and liabilities.

(k) Postretirement Benefits Other Than Pensions: TWA accounts for postretirement benefits other than pensions based on SFAS No. 106 which requires that the expected cost of providing such benefits be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits.

(l) Deferred Credit-Aircraft Operating Leases: The present value of the excess of contractual rents due under aircraft operating leases over the fair rentals for such aircraft were recorded as deferred credits as part of the application of fresh start reporting. The deferred credit will be increased through the accrual of interest

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES expense and reduced through a reduction in operating lease rentals over the terms of the respective aircraft leases. At December 31, 1996 and 1995, the unamortized balance of the deferred credits were $31,408,000 and $41,727,000 respectively.

(m) Environmental Contingencies: TWA is subject to numerous environmental laws and regulations and is subject to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. It is TWA's policy to accrue environmental remediation costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As potential environmental liabilities are identified and assessments and remediation proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. The accruals for these liabilities can significantly change due to factors such as the availability of additional information on the nature or extent of the contamination, methods and costs of required remediation and other actions by governmental agencies. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

(n) Mandatorily Redeemable 12% Preferred Stock: The Mandatorily Redeemable 12% Preferred Stock issued in connection with the 1995 Reorganization was initially recorded at its estimated fair value. Until its redemption in April 1996, the carrying amount was being increased by amortization of the difference between the redemption value and the carrying amount, using the interest method. Such amounts were recorded as additional preferred stock dividend requirements. A special dividend requirement of approximately $20.0 million was recorded in 1996 to reflect the excess of the early redemption price over the carrying value of the Mandatorily Redeemable 12% Preferred Stock.

(o) Earnings (Loss) Per Share: In computing the loss applicable to common shares for 1996 and the four months ended December 31, 1995, the net loss has been increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (including amortization of the difference between the carrying amount and the redemption value and the special dividend requirement related to the early redemption in 1996) and on the 8% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of Common Stock (38.5 million in 1996 and 28.0 million in 1995) and Employee Preferred Stock (5.7 million in 1996 and 5.3 million in 1995) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Employee Preferred Stock as the impact would have been anti-dilutive. Earnings per share of the predecessor company are not presented as the amounts are not meaningful.

(p) Concentration of Credit Risk: TWA does not believe it is subject to any significant concentration of credit risk. At December 31, 1996 most of the Company's receivables related to tickets sold to individual passengers through the use of major credit cards (37%) or to tickets sold by other airlines (16%) and used by passengers on TWA. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

(q) Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(r) Stock-Based Compensation: TWA applies APB Opinion No. 25 and related interpretations in accounting for its plans. This opinion allows for stock-based employee compensation to be recognized based on the intrinsic value.

(s) Presentation: Certain prior period amounts have been reclassified to conform with current year presentation.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

3. CHAPTER 11 REORGANIZATIONS:

  On January 31, 1992, TWA commenced a reorganization case (the "'93 Reorganization") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). TWA's subsidiary companies did not file for Chapter 11 protection. On August 12, 1993 the Bankruptcy Court entered an order confirming the '93 Reorganization, which was jointly proposed by TWA and the Official Unsecured Creditors' Committee. The '93 Reorganization became effective on November 3, 1993 (the "'93 Effective Date").

  Pursuant to the '93 Reorganization Plan, on the '93 Effective Date: (i) all prepetition interests in TWA (including TWA's previously existing preferred stock, preference stock and common stock) were cancelled without any consideration being distributed on account of those interests; (ii) nine million shares of newly authorized TWA common stock, representing 45% of TWA's then authorized common stock, were issued to trusts established for the benefit of TWA's domestic unionized and domestic non-unionized and management employees (the "Employee Stock Trusts") in exchange for certain wage, benefit and claim concessions granted pursuant to certain agreements entered into by TWA with its domestic unionized and domestic non-unionized and management employees (the "'92 Labor Agreements"); (iii) 11 million shares of newly authorized common stock, representing 55% of TWA's authorized common stock, were issued to a voting trust established on the '93 Effective Date for the benefit of certain creditors of TWA in partial satisfaction and discharge of their claims, which trust issued 11 million Voting Trust Certificates ("VTCs") evidencing the rights of the VTC holders in the Voting Trust; (iv) 12.5 million shares of newly authorized preferred stock were issued for the benefit of certain creditors of TWA in partial satisfaction and discharge of their claims; (v) new five year notes (the "10% Senior Secured Notes"), new seven year notes (the "8% Senior Secured Notes"), new eight year, 8% secured notes (the "IAM Back Pay Notes"), new equipment trust certificate notes (the "11% ETC Notes") and Aircraft Financing Secured Notes with varying interest rates and maturity dates (the "Aircraft Financing Notes"), the aggregate principal amount of which was approximately $730.6 million, were issued to certain creditors of TWA in full satisfaction and discharge of their claims; (vi) all claims except for certain claims to be reinstated under the '93 Reorganization Plan were discharged; (vii) certain contingent and/or unliquidated claims were settled and (viii) executory contracts and unexpired leases to which TWA was a party were assumed or rejected, in each case on the terms and subject to the conditions set forth in the '93 Reorganization.

  Notwithstanding the reductions in levels of debt and obligations achieved through the '93 Reorganization, TWA's operating results and cash flows did not meet the projected levels upon which the '93 Reorganization Plan was formulated, and in 1994 it was determined that a recapitalization of the Company was needed.

  In the second quarter of 1995, the Company solicited and received sufficient acceptances to effect the proposed "prepackaged" plan of bankruptcy. Therefore, on June 30, 1995, the Company filed a prepackaged Chapter 11 plan of reorganization, which with certain modifications was confirmed by the United States Bankruptcy Court for the Eastern District of Missouri (the "Bankruptcy Court") on August 4, 1995. On August 23, 1995, approximately eight weeks after filing the prepackaged Chapter 11 plan, the '95 Reorganization became effective and the Company emerged from the protection of this second Chapter 11 proceeding. In connection with the '95 Reorganization, the Company
(i) exchanged certain of its then outstanding debt securities for a combination of newly issued Mandatorily Redeemable 12% Preferred Stock, Common Stock, warrants to purchase Common Stock and debt securities, (ii) converted the then outstanding preferred stock of the Company to shares of Common Stock, warrants and equity rights, (iii) obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases and (iv) obtained an extension of the Company's approximately $190 million principal amount of indebtedness to certain entities controlled by Mr. Carl C. Icahn (the "Icahn Loans"). The Company also (i) effected a reverse stock split of its then outstanding common stock for Common Stock, (ii) completed an equity rights offering, (iii) distributed certain warrants to its then current equity holders and (iv) implemented certain amendments to the Company's Certificate of Incorporation.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  In connection with and as a precondition to the '95 Reorganization, in August and September of 1994, the Company entered into new three-year labor agreements (the "'94 Labor Agreements"), amending existing collective bargaining agreements with the three labor unions representing approximately 84% of the Company's employees, the IAM, ALPA and IFFA. The '94 Labor Agreements provided for waiver of certain contractually agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including eliminating so called snapbacks, i.e., the automatic restoration of the wage reductions granted in such agreements upon their expiration. During 1994 and 1995, the Company also implemented a number of similar saving initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and eliminating certain planned restorations of wage reductions.

  On June 14, 1995, as one of the transactions contemplated by the extension of the Icahn Loans, TWA and an entity affiliated with Mr. Icahn, Karabu Corporation ("Karabu"), entered into an agreement for the sale of tickets (the "Ticket Agreement"). There are two categories of tickets under the Karabu Ticket Program: (1) "Domestic Consolidator Tickets" which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first fifteen months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets" and "Matching Tickets" which are not subject to any cap throughout the term of the Ticket Agreement. The Ticket Agreement provides for the sale of tickets to Karabu at prices significantly lower than the full retail price.

  Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share, except for the New York market, which has a 10% market share limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

  Ticket sales under the Ticket Program, which commenced in September 1995, were $139.7 million in 1996 and $16.0 million in 1995 at full published fares. The aggregate net sales, after applicable discounts under the Ticket Agreement, were $76.9 million in 1996 and $8.8 million in 1995. Of these amounts, $71.5 million and $4.4 million is included as passenger revenues for 1996 and the four months ended December 31, 1995, respectively, as the related transportation had been provided. Substantially all ticket sales under the Ticket Program to date have been "System Tickets".

  The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option and with certain restrictions, be retained by Karabu and the amount so retained shall be credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over to the settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1996, approximately $64.9 million of such proceeds had been applied to the principal balance of the Icahn Loans, and $6.4 million had been applied to the PBGC Notes, which resulted in a $1.6 million extraordinary charge related to the early extinguishment of PBGC Notes (See Note 14).

  Tickets sold to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold pursuant to the Ticket Agreement are required to be at fares specified in the Agreement, net to TWA, and be exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and in general TWA believes that under the applicable provisions of the Ticket Agreement such tickets may not be marketed or sold through travel agents. Karabu, however, has been marketing tickets through travel agents. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr. Icahn countered threatening to attempt to declare a default on the Icahn Loans on a variety of claims related to his

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES various interpretations of the security documents related to such loans as well as with respect to alleged violations of the Ticket Agreement by the Company. The parties then negotiated a series of standstill agreements pursuant to which the lawsuit was temporarily withdrawn while the parties endeavor to negotiate a settlement of their differences and respective claims. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County Circuit Court. Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. On March 24, 1997, the federal District Court for the Southern District of New York, on the Company's motion, dismissed Karabu's suit in its entirety. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the eight year term of the Ticket Agreement. In addition, any default by the Company under the ticket agreement or directly on the Icahn loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

4. INVESTMENTS:

  TWA, through a wholly-owned subsidiary, has a 25% partnership interest in Worldspan, a joint venture among TWA, Delta Airlines, Inc., Northwest Airlines, Inc. and ABACUS Distribution Systems PTE Ltd. Worldspan owns, markets and operates a global computer airline passenger reservation system on behalf of subscriber travel agents and contracting airlines who pay booking fees to Worldspan for such reservation service. TWA accounts for its investment in the partnership on the equity basis. TWA's share of the combined net earnings (loss) of the partnership was approximately $11,919,000 for the year ended December 31, 1996, $(11,535,000) for the four months ended December 31, 1995, $3,607,000 for the eight months ended August 31, 1995 and $(3,616,000) for the year ended December 31, 1994, which is included in Other Charges (Credits) in TWA's Statements of Consolidated Operations. The excess of TWA's carrying value for its investment in Worldspan over its share of the underlying net assets of Worldspan is being amortized over a period of 20 years. At December 31, 1996 and 1995, the unamortized balance of this excess amounted to approximately $32.0 million and $33.9 million, respectively.

  The partnership provides passenger reservations services, communication facilities and other computer services which are purchased by TWA on a recurring basis. The aggregate cost of the services purchased from the partnership, which is included in all other operating expenses in TWA's Statements of Consolidated Operations, is approximately as follows (in thousands):

   Year Ended December 31, 1996........................................ $54,611
   Four Months Ended December 31, 1995................................. $16,566
   Eight Months Ended August 31, 1995.................................. $29,604
   Year Ended December 31, 1994........................................ $43,638

  Summary financial data for Worldspan is as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
Current assets............................................... $172,368 $ 84,854
Non-current assets...........................................  384,653  410,901
                                                              -------- --------
  Total assets............................................... $557,021 $495,755
                                                              ======== ========
Current liabilities.......................................... $126,774 $101,219
Non-current liabilities......................................  125,255  137,220
Partners' equity.............................................  304,992  257,316
                                                              -------- --------
  Total liabilities and equity............................... $557,021 $495,755
                                                              ======== ========

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
Revenues..................................................... $548,419 $498,138
Costs and expenses...........................................  500,743  529,852
                                                              -------- --------
  Net income (loss).......................................... $ 47,676 $(31,714)
                                                              ======== ========

5. INCOME TAXES:

  Income tax liabilities at December 31, 1996 and 1995, included in other noncurrent liabilities, consist of the following (in millions):

                                                                    1996  1995
                                                                    ----- -----
   Current taxes................................................... $ --  $ --
   Deferred taxes:
     Federal.......................................................  10.7  10.7
     Other income and franchise taxes..............................    .3    .3
                                                                    ----- -----
   Total income tax liability...................................... $11.0 $11.0
                                                                    ===== =====

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows (in millions):

                                                               1996     1995
                                                              -------  -------
   Deferred tax assets:
     Postretirement benefits, other than pensions............ $ 198.5  $ 194.6
     Pension obligations.....................................    82.3     83.4
     Employee compensation and other benefits................    36.5     60.2
     Capital leases, net.....................................    54.3     56.6
     Net operating loss carryforwards........................   247.1    207.8
     Other, net..............................................    84.0     86.7
                                                              -------  -------
       Total deferred tax assets.............................   702.7    689.3
                                                              -------  -------
   Deferred tax liabilities:
     Property and spare parts, net........................... $ (34.6) $ (24.7)
     Routes, gates, and slots, net...........................  (158.7)  (178.1)
     Investment in affiliate.................................   (42.7)   (38.8)
                                                              -------  -------
       Total deferred tax liabilities........................ $(236.0) $(241.6)
                                                              =======  =======
   Net deferred tax asset before valuation allowance.........   466.7    447.7
     Deferred tax asset valuation allowance..................  (477.7)  (458.7)
                                                              -------  -------
       Net deferred tax asset (liability).................... $ (11.0) $ (11.0)
                                                              =======  =======

  The valuation allowance arises primarily from the amortization of intangibles, representing taxable temporary differences, the reversal of which extends beyond the period in which deductible temporary differences are expected to reverse. The net deferred tax liability, after giving effect to the valuation allowance, arises primarily in years after 2020.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  A summary of the provision (credit) for income taxes is as follows (amounts in thousands):

                                                                             REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                                          ------------------------- -------------------------
                                                                              YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                                                             ENDED        ENDED        ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                              1996         1995         1995         1994
                                                                          ------------ ------------ ------------ ------------
Current, primarily foreign...............................................     $450        $1,370        $(96)        $960
Deferred.................................................................      --            --          --           --
                                                                              ----        ------        ----         ----
    Total provision (benefit) for income taxes, net......................     $450        $1,370        $(96)        $960

  Income tax expense for the periods presented below differs from the amounts which would result from applying the federal statutory tax rate to pretax income, as follows:

                                                                             REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                                          ------------------------- -------------------------
                                                                              YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                                                             ENDED        ENDED        ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                              1996         1995         1995         1994
                                                                          ------------ ------------ ------------ ------------
Income tax benefit at United States statutory rates......................   $(93,652)    $(11,294)   $(118,408)   $(151,504)
Amortization of reorganization value in excess of amounts allocable to
 identifiable assets.....................................................     14,683        4,894        1,976        2,870
Meals and entertainment disallowance ....................................      4,257        1,419        2,838        4,663
Foreign taxes............................................................        450        1,370          (96)         960
Net operating loss not benefited and other items.........................     74,712        4,981      113,594      143,971
                                                                            --------     --------    ---------    ---------
    Income tax expense (benefit).........................................   $    450     $  1,370    $     (96)   $     960

  A provision for income tax on the extraordinary gain from the extinguishment of debt in the eight months ended August 31, 1995 was not required as such income is excluded from taxation under the Internal Revenue Code of 1986, as amended.

  In May 1993, TWA and the Internal Revenue Service reached an agreement (the "IRS Settlement") to settle both: (i) the IRS' proof of claim in the '93 Reorganization in the amount of approximately $1.4 billion covering prepetition employment and income taxes of TWA, and (ii) the audit of TWA's federal income tax returns through 1992. Pursuant to the IRS Settlement, TWA paid $6 million to the IRS through the application of funds owed to TWA by certain governmental agencies and issued a note in the amount of $19 million payable in quarterly installments over a six year period (also see Note 8 -
Debt). As a result of the IRS Settlement, TWA increased its tax basis in certain of its assets and will be allowed no benefit of any federal net operating loss or credit carryforward from 1992 or any prior year. Federal income tax losses incurred by TWA subsequent to 1992 may not be carried back to pre-1993 years.

  The Company estimates that it has tax net operating loss carryforwards amounting to approximately $625 million at December 31, 1996 expiring in 2008 through 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, imposed limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. In connection with the change of ownership caused by the '95

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

Reorganization, the Company elected to reduce its NOLs in accordance with
Section 382 of the Code and regulations issued thereunder. If another ownership change were to occur prior to September 1997, the annual limitations on the Company's utilization of its then existing NOLs would be reduced to zero. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. In addition, the tax net operating loss carryforwards are subject to examination by the IRS and thus are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excessive amounts allocable to identifiable assets.

6. EMPLOYEE BENEFIT PLANS:

  Substantially all of TWA's employees are covered by noncontributory defined benefit retirement plans that were frozen on January 1, 1993. While many of TWA's employees continue participation in these plans, they have not accrued any additional benefits since the date the plans were frozen. Employees hired after the freeze are not entitled to participate in these defined benefit retirement plans. TWA's policy has been to fund the defined benefit plans in amounts necessary for compliance with the funding standards established by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  The retirement plans for Pilots, Flight Attendants and Dispatchers provide benefits determined from career average earnings, with Pilots having minimum benefits after ten years of service. Employees (other than Passenger Service Employees) represented by the IAM earn retirement plan benefits of stated amounts for each year of service. The Retirement Plan for U.S. Noncontract Employees (including Passenger Service Employees) provides pension benefits that are based on the employee's compensation during the last five years prior to retirement, with compensation subsequent to 1988 frozen at the 1988 pay level. Foreign plans provide benefits that meet or exceed local requirements.

  Normal retirement is age 60 for Pilots and Flight Attendants, and age 65 for nonflight personnel. The age at which employees can receive supplemental benefits for early retirement varies by labor group, but ranges from age 45 to age 64.

  As noted above, in January 1993, TWA's defined benefit plans covering domestic employees (the "Pension Plans") were frozen and Pichin Corporation, a Delaware corporation formed by the Icahn Entities, assumed sponsorship of the Pension Plans and is now responsible for management and control of the Pension Plans. Pursuant to an agreement (the "Comprehensive Settlement Agreement") among the Company, the Icahn Entities, the Pension Benefit Guarantee Corporation (the "PBGC") and unions representing TWA employees, TWA retains only specified obligations and liabilities in respect of the Pension Plans, which include (i) payment obligations under the PBGC Notes, and (ii) the obligation to continue to act as the benefits administrator responsible for, among other things, determining and administering the payment of Pension Plan benefits (also see Note 8-Debt).

  Pichin Corporation is obligated to make the required minimum funding payments to each of the Pension Plans, subject to reduction for any payments made under the PBGC Notes. The PBGC may not terminate the Pension Plans, except under section 4042(a)(2) of ERISA or at the request of Pichin Corporation, so long as the Icahn Entities and Pichin Corporation have complied with all terms of the Comprehensive Settlement Agreement relating to the PBGC. Upon the occurrence of certain significant events (as defined) including, but not limited to, a sale of substantially all of TWA's assets, a merger involving TWA or a liquidation under Chapter 7 under the Bankruptcy Code, and at the request of Pichin Corporation, the Pension Plans will be terminated. After such a termination, the liability of Pichin Corporation and all members of its controlled group will be limited to an obligation to make annual payments of $30 million to the PBGC for a period of eight years. Mr. Icahn has

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES advised TWA that Pichin Corporation is entitled to terminate the Pension Plans in a non-standard termination at any time after January 1, 1995.

  In connection with the Comprehensive Settlement Agreement, Mr. Icahn and each of the Icahn Entities surrendered all of the equity and debt securities of TWA and its affiliates owned beneficially or of record by them. Pursuant to the Comprehensive Settlement Agreement, each of the parties to the agreement mutually released the various claims of the other parties to the agreement.

  The net periodic pension expense recorded for TWA's foreign defined benefit retirement plans is presented below.

                                                                             REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                                          ------------------------- -------------------------
                                                                              YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                                                             ENDED        ENDED        ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                              1996         1995         1995         1994
                                                                          ------------ ------------ ------------ ------------
Service cost.............................................................    $ 577        $ 274       $   493      $ 1,190
Interest cost............................................................      992          583         1,040        3,053
Actual return on assets..................................................     (505)        (100)         (200)        (864)
Net amortization and deferral............................................     (355)         --            --           --
--------------------------------------------------
                                                                             -----        -----       -------      -------
 Net pension expense.....................................................    $ 709        $ 757       $ 1,333      $ 3,379

  Actuarial assumptions used for determining pension costs were:

                               REORGANIZED COMPANY       PREDECESSOR COMPANY
                            ------------------------- -------------------------
                                YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                               ENDED        ENDED        ENDED        ENDED
                            DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                1996         1995         1995         1994
                            ------------ ------------ ------------ ------------
Discount rate for interest
 cost......................     7.50%        7.00%        8.50%        8.50%
Rate of increase in future
 compensation levels.......     5.50%        5.50%        5.50%        7.50%
Expected long-term rate of
 return on plan assets.....     9.00%       11.00%       11.00%       11.00%

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  The funded status (with benefit obligations determined using the current estimated discount rate of 7.5% and 7.0% at December 31, 1996 and 1995 respectively) and amounts recognized in the Consolidated Balance Sheets at December 31, 1996 and 1995, for defined benefit plans covering foreign employees, are as follows (amounts in thousands):

                                              DECEMBER 31,
                          -----------------------------------------------------
                                       1996                      1995
                          ------------------------------ ----------------------
                                  PLANS IN WHICH                PLANS IN WHICH
                          ------------------------------ ------------------------------
                            ASSETS       ACCUMULATED      ASSETS
                            EXCEED         BENEFITS       EXCEED    ACCUMULATED
                          ACCUMULATED EXCEED ACCUMULATED  EXCEED     BENEFITS
                           BENEFITS         ASSETS       BENEFITS     ASSETS
                          ----------- ------------------ ---------  -----------
Actuarial present value
 of benefit obligations:
  Vested benefit
   obligation...........   $ 44,200        $  7,153      $  23,986   $ 13,958
  Nonvested benefit
   obligation...........        --            1,198             14      2,338
                           --------        --------      ---------   --------
  Accumulated benefit
   obligation...........     44,200           8,351         24,000     16,296
  Projected benefit
   obligation more than
   accumulated benefit
   obligation...........      3,983           5,882          1,327      8,273
                           --------        --------      ---------   --------
  Projected benefit
   obligation...........     48,183          14,233         25,327     24,569
Plan assets at fair
 value (a)..............     50,703             --          47,814          -
                           --------        --------      ---------   --------
  Projected benefit
   obligation more
   (less) than plan
   assets at fair value.     (2,520)         14,233        (22,487)    24,569
Unrecognized net gain
 (loss).................      7,307          11,696            --         949
                           --------        --------      ---------   --------
Pension liability
 (asset) before
 adjustment.............      4,787          25,929        (22,487)    25,518
Adjustment to reduce
 pension assets to
 estimated recoverable
 amount.................        --              --       18,222 (b)         -
                           --------        --------      ---------   --------
  Pension liability
   (asset) recognized in
   Consolidated Balance
   Sheets...............   $  4,787        $ 25,929      $  (4,265)  $ 25,518
                           ========        ========      =========   ========

--------
(a) Plan assets are invested in cash equivalents, international stocks, fixed income securities and real estate.
(b) The adjustment at December 31, 1995 represented the amount by which the net pension asset exceeded the amount estimated to be recoverable pursuant to a planned termination of a pension plan covering certain foreign employees. United Kingdom law requires the reduction of retirement plan assets when such assets exceed 105% of plan liabilities. In 1996, assets in TWA's United Kingdom Pension Plan exceeded liabilities by approximately $20 million. This surplus was eliminated by terminating the existing UK Pension Plan and establishing a new pension plan for UK employees. The surplus assets were split between TWA and the participants of the UK Plan, with plan participants receiving their share in enhanced pension benefits, and TWA receiving, in December 1996, a reversion from the original plan of $9.7 million.

  TWA has several defined contribution plans covering most of its employees. Total pension expense for these plans was $58.0 million, $14.1 million, $26.8 million, $46.0 million, for the year ended December 31, 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994, respectively. Such defined contribution plans include: (a) trust plans established pursuant to collective bargaining agreements with certain employee groups providing for defined Company contributions generally

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES determined as a percentage, ranging from 2% to 11%, of pay; and (b) retirement savings plan for Noncontract Employees to which the Company contributes amounts equal to 25% of voluntary employee after-tax contributions up to a maximum of 10% of the employee's pay. Pursuant to the '92 Labor Agreements, Company contributions were suspended for certain defined contribution plans for the period September 1, 1992 through August 31, 1995. Such suspension has been extended through August 31, 1997. In connection with the Comprehensive Settlement Agreement, TWA agreed to make contributions to defined contribution plans aggregating 2% of eligible wages for 1993 through 1995, and 3.3% thereafter. The Company made the 1994 contribution payment on June 20, 1995. Commencing on July 1, 1995, TWA is required to make such contributions on a monthly basis.

  In addition to providing retirement benefits, TWA provides certain health care and life insurance benefits for retired employees, their spouses and qualified dependents. Substantially all employees may become eligible for these benefits if they reach specific retirement age criteria while still actively employed by TWA. SFAS No. 106 requires that the expected cost of providing postretirement benefits other than pensions be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits.

  The following table sets forth a reconciliation of the accrued postretirement benefit cost as of December 31, 1996 and 1995 (in millions):

                                                     DECEMBER 31, DECEMBER 31,
                                                         1996         1995
                                                     ------------ ------------
   Accumulated postretirement benefit obligation:
     Actives fully eligible.........................    $ 163        $ 165
     Other actives..................................      144          150
     Retirees.......................................      225          208
                                                        -----        -----
       Total APBO...................................      532          523
   Unrecognized cumulative loss.....................      (29)         (30)
                                                        -----        -----
   Accrued postretirement benefit cost..............    $ 503        $ 493
                                                        =====        =====

  The components of net periodic postretirement benefit cost are as follows (in millions):

                               REORGANIZED COMPANY       PREDECESSOR COMPANY
                            ------------------------- -------------------------
                                YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                               ENDED        ENDED        ENDED        ENDED
                            DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                1996         1995         1995         1994
                            ------------ ------------ ------------ ------------
   Service cost............    $10.0        $ 3.0        $ 5.4        $ 9.5
   Interest cost...........     35.4         11.0         25.5         34.5
                               -----        -----        -----        -----
     Total.................    $45.4        $14.0        $30.9        $44.0
                               =====        =====        =====        =====

  The discount rate used to determine the APBO was 7.5% at December 31, 1996 and 7.0% at December 31, 1995. The discount rate used to determine net periodic postretirement benefit costs was 7.0% for the year ended December 31, 1996, 7.0% for the four months ended December 31, 1995, 8.5% for the eight months ended August 31, 1995 and 7.0% for the year ended December 31, 1994. The assumed health care cost trend rate used in measuring the APBO was 8.0% in 1997 declining by 1% per year to an ultimate rate of 5%. If the assumed health care cost trend rate was increased by 1 percentage point, the APBO at December 31, 1996 would be increased by approximately 10% and 1996 periodic postretirement benefit cost would increase approximately 10%.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

7. CONTINGENCIES:

  On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash, but to date a cause has not been determined. While TWA is currently the defendant in a number of lawsuits, TWA is unable to predict the amount of claims relating to the crash which may ultimately be made against the Company and how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields, or results of operations which has resulted or may result from the public perception of the crash.

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

  On October 22, 1991, a judgment in the amount of $12,336,127 was entered against TWA in an action in the New York District Court by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). On November 4, 1991, TWA posted a cash undertaking of $13,693,101, which was charged to expense, for a stay of execution of the judgment pending the appeal. On March 10, 1992, the Company commenced an adversary proceeding against Travellers in the Bankruptcy Court seeking to avoid the cash undertaking on the grounds that it constitutes a preferential transfer or, in the alternative, to find that the cash undertaking constitutes property of the estate. In March 1993, Travellers filed a petition for a writ of certiorari in the United States Supreme Court seeking to require TWA to litigate its claims against Travellers in the New York District Court and not the Bankruptcy Court. The petition was denied by the United States Supreme Court in April 1993. A trial of the adversary proceeding took place in Bankruptcy Court in February 1994 and in December of 1994, the Bankruptcy Court reached a decision in this proceeding which is favorable to the Company. Upon appeal, the District Court affirmed in part and reversed in part the bankruptcy courts decision. Both parties have appealed the matter to the Third Circuit Court of Appeals. The Company believes that in the event the District Court's decision is affirmed, the ultimate result will not be materially different than the decision of the bankruptcy court. Pursuant to the Icahn Financing Facilities, amounts received pursuant to these proceedings must be used to repay, in part, TWA's obligations thereunder.

  TWA is subject to numerous environmental laws and regulations administered by various state and federal agencies. Although the Company believes adequate reserves have been provided for all known environmental

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES contingencies, it is possible that additional reserves might be required in the future which could have a material effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

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

  On November 9, 1995, ValuJet Air Lines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. ValuJet subsequently amended its original complaint. On July 12, 1996, the Federal Court in Atlanta granted summary judgment in TWA' s favor in the ValuJet litigation on all claims and counts raised in the ValuJet amended complaint. The order granting summary judgment to TWA was not a final order and was not directly appealable due to an outstanding claim against Delta. While ValuJet's counsel has stated that an appeal will be filed at a later date, the Company intends to vigorously defend itself in any future action and believes all of the allegations that have been made to date are without merit.

  In addition, based on certain written grievances or complaints filed by ValuJet, the Company was informed that the United States Department of Justice ("DOJ"), Antitrust Division, was investigating the circumstances of the slot lease transaction to determine whether an antitrust violation has occurred. During the course of its investigation, the DOT was informed of the summary judgment described above. Since the date of the judgment, TWA is unaware of whether the DOJ has undertaken further investigative efforts, the status of the investigation or any future plans of the DOJ or other regulatory bodies with respect to the ValuJet lawsuit. While TWA is hopeful the summary judgment will be persuasive to the various regulatory bodies petitioned by ValueJet, it will cooperate with any further investigations and strongly believes that the slot lease transaction was not in violation of antitrust laws.

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

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  Pursuant to the '92 Labor Agreements, the Company agreed to pay to employees represented by the IAM a cash "bonus' for the amount by which overtime incurred by the IAM from September of 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in 1998. The Company has estimated the net overtime bonus owed to the IAM to be approximately $26.3 million and has reflected this amount as a noncurrent liability in the accompanying balance sheets. Such amount reflects a reduction of approximately $10.0 million pursuant to the final calculation of the liability and an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Reorganization. The IAM, while not providing a calculation of its own, has disputed the method by which management has computed the net overtime bonus and has indicated that they believe the amount due to the IAM is much greater than the amount which has been estimated by management.

  In connection with certain wage increases afforded to non-contract employees, employees represented by the IFFA have asserted and won an arbitration ruling that, if sustained, would require that the Company provide additional compensation to IFFA represented employees. The Company estimates that at December 31, 1996 such additional compensation would aggregate approximately $6 million. The Company denies any such obligation and has filed an appeal of the arbitration ruling. As such, no liability has been recorded by the Company at December 31, 1996.

  In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by the ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds a defined cash payment would be made to the ALPA. The defined thresholds were exceeded during the measurement periods through December 31, 1996 and no amount was therefore owed to the ALPA as of that date. The Company, however, anticipates that a liability will be incurred during 1997 as a result of the Company's planned reductions in capacity. The amount of the liability, if any, will be dependent on the amount by which the targeted block hours flown during the year exceed the actual block hours flown. Based upon current plans, the Company estimates its obligation under this agreement will not exceed $12.0 million in 1997.

  The Company is also defending a number of other actions which have arisen in the ordinary course of business, and are insured or the likely outcome of which the management of the Company does not believe may be reasonably be expected to be materially adverse to the Company's financial condition or results of operations.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

8. DEBT:

  Substantially all of TWA's assets are subject to liens and security interests relating to long-term debt and other agreements.

  Long-term debt (net of unamortized discounts) outstanding at each balance sheet date was:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (AMOUNTS IN THOUSANDS)
12% Senior Secured Reset Notes due 1998 (a)............. $   111,799 $  145,184
12% Contingent Payment Rights due 1996 (b)..............         --      11,265
8% IAM Backpay Notes (c)................................      12,090     11,037
PBGC Notes (d)..........................................     198,672    201,164
Icahn Financing Facilities (e)..........................     125,102    187,977
Equipment Trust Certificates (f)........................       8,963     17,929
Various Secured Notes, 4.0% to 12.4, due 1997-2001 (g)..      75,478    103,847
Installment Purchase Agreements, 10.0% to 10.53%, due
 1997--2003 (h).........................................     109,034    111,033
Predelivery Financing Agreement (i).....................      19,862        --
IRS Deferral Note (j)...................................       8,708     10,937
WORLDSPAN Note (k)......................................      31,224     31,224
                                                         ----------- ----------
  Total long-term debt..................................     700,932    831,597
  Less current maturities...............................      92,447     67,566
                                                         ----------- ----------
  Long-term debt, less current maturities............... $   608,485 $  764,031
                                                         =========== ==========

--------
(a) The 12% Senior Secured Reset Notes due 1998 pay interest semi-annually, payable either in cash or, as to the first four interest payments, at the Company's option, in whole or in part, in Common Stock, beginning August 1, 1995, subject to certain conditions. The Company elected to pay interest due and payable for the first two periods and one-half of the interest due and payable February 1, 1997 (fourth period) in common stock. The outstanding notes have a stated principal amount of $124.8 million and $170.0 million at December 31, 1996 and 1995, respectively, and are reflected net of the unamortized discount of $13.0 million and $24.8 million at December 31, 1996 and 1995. The notes are secured by a first lien on certain slots, equipment and spare parts.

    During 1996, the Company consummated a series of privately negotiated exchanges with a significant holder of the 12% Senior Secured Reset Notes which resulted in the return to the Company of approximately $45.3 million principal amount of 12% Senior Secured Reset Notes and $1.5 million in accrued interest thereon in exchange for the issuance of approximately 4.5 million shares of Company Common Stock (See Note 14).

(b) The Contingent Payment Rights, arising under the terms of the '95 Reorganization, were paid in 1996.

(c) The 8% IAM Backpay Notes have a stated principal amount of $22.0 million and $22.9 million at December 31, 1996 and 1995, respectively. The notes are reflected net of the unamortized discount of $9.9 million and $11.9 million at December 31, 1996 and 1995, respectively, which reflects an effective interest rate of approximately 24.4% at December 31, 1996. The notes mature in 2001 and pay interest semi-annually. The notes are secured by a subordinate lien on TWA's interest in Worldspan and a lien on approximately $2.2 million in proceeds from the sale of Midcoast Aviation. During December 1996, ownership of the notes was transferred from the Indenture Trustee to current and former IAM union members who participated in the 1992 labor agreement.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

(d) The PBGC Notes have a stated unpaid principal balance of $232.9 million and $244.3 million at December 31, 1996 and 1995, respectively. The notes are reflected net of unamortized discounts of $34.3 million and $43.2 million at December 31, 1996 and 1995, respectively, to reflect an effective interest rate of approximately 13.0%. Interest on the PBGC Notes is payable semi-annually at an average stated rate of 8.19% per annum. Principal payments are due in semi-annual installments beginning in 1999 through 2003, however, due to certain note provisions mandatory prepayments are required. Additional prepayments could arise from the election of Karabu to apply the purchase price for tickets purchased under the Ticket Agreement to a reduction of the PBGC Notes (see Note 3). The Notes are non-recourse notes secured by first liens on TWA's international routes and TWA's leasehold interest in the Kansas City maintenance facility and certain fixtures and equipment.

(e) The Icahn Financing Facilities include a $75 million Asset Based Facility and a $125 million Receivables Facility, which had principal balances of $46.9 million and $78.2 million, respectively, at December 31, 1996. The loans are due in January 2001 and interest is payable monthly at a rate of prime plus 1.75% per annum. Collateral for the Icahn Loans include a number of aircraft, engines, and related equipment, along with substantially all of the Company's receivables. The notes evidencing the Icahn Loans are security for certain obligations of the Icahn Entities to the PBGC. Prepayments of the Icahn Loans could arise from the election of Karabu to apply the purchase price for tickets purchased under the Ticket Agreement to a reduction of the Icahn Loans (see Note 3).

(f) The Equipment Trust Certificates pay interest semi-annually at a rate of 11% per annum and are subject to mandatory redemptions beginning in April 1994 and continuing until September 1997. The certificates are secured by certain aircraft, engines and other equipment.

(g) Various Secured Notes represent borrowings to finance the purchase or lease of certain flight equipment and other property.

(h) Installment Purchase Agreements represent borrowings to finance the purchase of four Boeing 767-231 and one Boeing 747-238 aircraft. The borrowings mature in monthly installments through 2003, and require interest at rates ranging from 10.0% to 10.53% per annum.

(i) The Predelivery Financing Agreements represent borrowings from the engine manufacturer to finance prepayments on the purchase of five Boeing 757 aircraft. The borrowings mature upon delivery of the aircraft beginning in February 1997 and continuing through October 1997. Interest is payable quarterly at a rate of LIBOR plus 3.5%.

(j) The IRS Deferral Note represents unpaid amounts due under the terms of a settlement reached in 1993 for taxes and interest owed to the IRS. The note requires payment of interest quarterly at a rate of 7% per annum and matures in 1999.

(k) The Worldspan Note represents amounts owed to Worldspan, a 25% owned affiliate of TWA, for prior services and advances. The note pays interest at maturity at a rate of prime plus 1% per annum and matures in 1999. The note is secured by a pledge of TWA's partnership interest in Worldspan.


(l) At December 31, 1996, aggregate principal payments due for long-term debt for the succeeding five years were as follows:

                                                         (AMOUNTS IN
        YEAR                                             THOUSANDS)
        ----                                             -----------
        1997............................................   $92,447
        1998............................................   181,915
        1999............................................    95,990
        2000............................................    73,347
        2001............................................   201,558

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  TWA discontinued, effective June 30, 1995, the accrual of interest on prepetition debt that was unsecured or estimated to be undersecured through the '95 Effective Date. Contractual interest expense for the eight months ended August 31, 1995 was approximately $18.7 million in excess of reported interest expense.

9. LEASES AND RELATED GUARANTEES:

  Eighteen of the aircraft in the Company's fleet at December 31, 1996 were leased under capital leases. The remaining lease periods for these aircraft range from one to ten years. The Company has options and/or rights of first refusal to purchase or re-lease most of such aircraft at market terms upon termination of the lease. The Company has guaranteed repayment of certain of the debt issued by the owner/lessor to finance some of the aircraft under capital lease to the Company; however, the scheduled rental payments will exceed the principal and interest payments required of the owner/lessor. Aggregate annual rentals in 1997 will be approximately $42.3 million for the 18 aircraft held under capital leases.

  One hundred twenty nine of the aircraft in TWA's fleet at December 31, 1996 were leased under operating leases. Other than seven leases on a month-to-month basis, the remaining lease periods range from three months to 15 years. Upon expiration of the current leases, TWA has the option to re-lease most of such aircraft for specific terms and/or rentals with some of the renewal options being subject to fair market rental rates.

  Buildings and facilities leased under capital and operating leases are primarily for airport terminals and air transportation support facilities. Leases of equipment, other than flight equipment, include some of the equipment at airports and maintenance facilities, flight simulators, computers and other properties.

  Pursuant to an agreement between the City of St. Louis and TWA in November 1993 (the "Asset Purchase Agreement"), the City of St. Louis waived a $5.3 million pre-petition claim and provided TWA with two installments of $24.7 million and $40 million pursuant to sale/leaseback transactions involving certain of TWA's assets located at Lambert-St. Louis Airport and other property and assets located in St. Louis including gates, terminal support facilities at the airport, hangar/St. Louis Ground Operations Center complex, Flight Training Center and equipment and tenant improvements at these various St. Louis facilities.

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

  The Company's acquisition of 11 new aircraft during 1982 and 1983, one Lockheed L-1011 and ten Boeing 767s, created certain tax benefits that were not of immediate value in the Company's federal income tax returns and, therefore, such tax benefits were sold to outside parties under so-called "Safe Harbor Leases" as permitted by IRS regulations. Pursuant to the sales agreements, the Company is required to indemnify the several purchasers if the tax benefits cannot be used because of circumstances within the control of the Company. As of December 31, 1996, the Company's contingent indemnification obligations in connection with the tax benefit transfers were collateralized by bank letters of credit aggregating $11,510,000 for which the Company has posted $11,510,000 in cash collateral to secure its reimbursement obligations and the bank letters of credit. In addition, the Company has pledged $7,413,000 in cash collateral to secure its obligation with respect to four of the tax

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES benefit transfers and has pledged flight equipment having a net book value of $23,359,000 to secure its obligation with respect to two of the tax benefit transfers.

  At December 31, 1996 future minimum lease payments for capital leases and future minimum lease payments, net of sublease rentals of immaterial amounts, for long-term leases, were as follows:

                                                        MINIMUM LEASE PAYMENTS
                                                        -----------------------
                                                         CAPITAL    OPERATING
                                                          LEASES      LEASES
                                                        ---------- ------------
   YEAR
   ----                                                 (AMOUNTS IN THOUSANDS)
   1997................................................ $   64,601 $    302,811
   1998................................................     56,416      304,226
   1999................................................     52,664      303,802
   2000................................................     49,249      284,538
   2001................................................     45,008      265,714
   Subsequent..........................................     87,173    1,704,364
                                                        ---------- ------------
     Total.............................................    355,111 $  3,165,455
                                                                   ============
   Less imputed interest...............................     91,820
                                                        ----------
   Present value of capital leases.....................    263,291
   Less current portion................................     42,501
                                                        ----------
   Obligations under capital leases, less current
    portion............................................ $  220,790
                                                        ==========

  Included in the Minimum Lease Payments for Operating Leases are increased rental rates related to lessor financing of engine hush-kits for 21 aircraft plus estimates of increased rentals for nine additional aircraft yet to be financed. The estimated amounts assume an eight year extension of the respective aircraft leases from date of hush-kit installation. Also included in the Minimum Lease Payments for Operating Leases are rentals related to an agreement entered into in 1996 providing for the lease of ten Boeing 757 aircraft, with delivery of the first aircraft in July 1996 and the final aircraft in July 1997, as well as estimated rentals related to an agreement entered into in 1996 for the lease of fifteen new and three used McDonnell Douglas MD-83 aircraft, with delivery of the aircraft between February 1997 and April 1999.

10. MANDATORILY REDEEMABLE 12% PREFERRED STOCK:

  Pursuant to the '95 Reorganization the Company issued 1,089,991 shares of the 1,510,000 authorized shares of Mandatorily Redeemable 12% Preferred Stock to the holders of the 8% Senior Secured Notes. The Mandatorily Redeemable 12% Preferred Stock had an aggregate redemption value of approximately $109.0 million, was cumulative, and had an initial liquidation preference of $100 per share. Commencing November 1995, dividends accrued at the rate of 12% of the liquidation preference per share per annum, payable quarterly in arrears on the first day of each February, May, August and November. Subject to certain limitations, the dividends could be paid in Common Stock at the option of the Company, and the Company elected to pay the February 1, 1996 dividend in Common Stock and subsequently issued 317,145 shares. For purposes of determining the number of shares of Common Stock to distribute, such Common Stock was valued at 90% of the fair market value, based upon trading prices for the twenty days prior to the record date for the dividend payment.

  On March 22, 1996, the Company announced a call for redemption on April 26, 1996 (the "Redemption Date") of all of its issued and outstanding 12% Preferred Stock at a redemption price per share equal to $75.00, plus accrued dividends to and including the Redemption Date of $2.8667 per share. On April 26, 1996, the

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

Company paid an aggregate of $84.9 million in redemption of the 12% Preferred Stock and payment of accrued dividends.

11. CAPITAL STOCK:

  The Company has the authority to issue 300 million shares of capital stock, consisting of 150 million shares of Common Stock, 12.5 million shares of cumulative preferred stock and 137.5 million additional shares of preferred stock. On the '95 Effective Date of the '95 Reorganization, TWA issued approximately 17.2 million shares of Common Stock, 6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which are attributable to ALPA represented employees, see Note 12), Equity Rights for the purchase of approximately 13.2 million shares of Common Stock, warrants for the purchase of approximately 1.7 million shares of Common Stock exercisable over a seven year period at $14.40 per share (the "Seven Year Warrants"), warrants for the purchase of up to 1.15 million shares of Common Stock (for nominal consideration), and $109.0 million aggregate liquidation value of Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock"). In addition, each of the 12.5 million shares of the then existing preferred stock were converted into, and holders received, 0.1024 shares of Common Stock, 0.0512 Equity Rights and 0.1180 Seven Year Warrants. Holders of then existing common stock, other than shares held by trusts for employees, received 0.0213 shares of Common Stock, 0.0107 Equity Rights and 0.0246 Seven Year Warrants.

  In October 1995, TWA received approximately $55.3 million in gross proceeds from the exercise of 13,206,247 Equity Rights and issued 13,206,247 shares of Common Stock. The Company paid a fee of approximately $3.4 million in September to certain standby purchasers of shares covered by the Equity Rights.

  TWA subsequently issued 2.07 million additional shares of Common Stock to previous holders of TWA's 10% Senior Secured Notes based upon the trading prices of securities distributed pursuant to the '95 Reorganization.

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

  There were 1,742,922 and 1,746,874 Seven Year Warrants outstanding at December 31, 1996 and 1995, respectively. All warrants to purchase shares of Common stock for nominal consideration had been exercised at December 31, 1996.

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

  The 8% Preferred Stock may not be redeemed prior to March 15, 1999. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices. The 8% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 8% Convertible Subordinated Debentures Due 2006 (the "Debentures") on any dividend payment date beginning March 15, 1998 at the rate of $50 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends, whether or not earned or declared, on the 8% Preferred Stock to the date of exchange have been paid or set aside for payment

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES and certain other conditions are met. Pursuant to the registration rights agreement between the Company and the initial purchases of the 8% Preferred Stock, the Company was obligated to register resales of the 8% Preferred Stock, the Debentures, and the underlying shares of Common Stock issuable upon conversion thereof. In addition, the Company must use its best efforts to keep the shelf registration effective until March 22, 1999. If the shelf registration does not remain effective until such date, the Company may be required to pay liquidated damages in amounts of up to $0.0125 per week per share of 8% Preferred Stock.

  In December 1995, the Company adopted a Shareholders Rights Plan. Each holder of Common Stock or Employee Preferred Stock received a dividend of one right for each share, entitling the holder to buy one one- hundredth of a share of a new series of preferred stock at a purchase price of $47.50. The rights may become exercisable only under certain conditions whereby certain persons (as defined) become the owner of or commence a tender offer for certain specified percentages of TWA's voting stock and may be redeemed by TWA at $0.01 per right prior to such time. In the event the rights become exercisable, holders would be entitled to receive, without payment of a purchase price, additional shares of Common Stock or be entitled to purchase Common Stock having a market value of twice the purchase price.

12. EARNED STOCK COMPENSATION:

  Pursuant to the '94 Labor Agreements and '95 Reorganization, on the '95 Effective Date, approximately 4.7 million shares of Employee Preferred Stock and 1.0 million shares of Common Stock were distributed and allocated to employees through employee stock ownership plans for the benefit of union (other than the ALPA represented employees) and noncontract employees, respectively. The distribution of these shares resulted in a charge to operations in the eight months ended August 31, 1995 of $43.2 million, based upon the market price of TWA's Common Stock at the time.

  Additionally, a "Rabbi Trust" was established to receive the distribution of approximately 1.7 million shares of Employee Preferred Stock attributable to ALPA represented employees. The Rabbi Trust will distribute to an employee benefit plan (the "ESOP") one-third of the shares annually beginning August 1995, subject to certain conditions. Accordingly, operating results for 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995 include charges of approximately $6.9 million, $2.0 million and $5.1 million, respectively, representing the value of shares allocated and shares earned, but unallocated, for such periods, based upon the market price of TWA's Common Stock. The charge to earnings for shares to be allocated to ALPA represented employees in the future will be based upon the value of the shares at that time. Accordingly, material changes in this non-cash charge may occur in periods prior to the allocation of the shares and such changes may be unrelated to the Company's operating performance during such periods.

  Operating results for the eight months ended August 31, 1995 include a non-cash charge of approximately $8.0 million, representing the excess of the fair market value of the shares distributed to employees over the purchase price paid for shares which were sold to employees pursuant to the Equity Rights offering.

  Also pursuant to the '94 Labor Agreements and the '95 Reorganization, the Company has adopted a seven year employee stock incentive program (the "ESIP") pursuant to which TWA will grant its union and non- union employees additional shares of Employee Preferred Stock and Common Stock (the "Incentive Shares"), respectively, and such employees will be entitled to purchase additional shares of such stock under certain circumstances through an employee stock purchase arrangement. The ESIP has been designed to enable TWA's employees to increase their level of ownership from 30% to 40% of the combined total number of outstanding Common Stock and Employee Preferred Stock over the seven year period.

  The first stock grant under the ESIP is to be made on July 15, 1997 in an amount that would increase the level of employee ownership by 2% of the combined total number of then outstanding shares of Common Stock

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES and Employee Preferred if the closing price of the Common Stock exceeds a target price of $11.00 per share following January 1, 1997 or would be made on any date thereafter if the price of the Common Stock exceeds such target price. In subsequent years through the end of the seven year term of the ESIP, the increase in the number of shares of Employee Preferred Stock to be granted under this program would be equivalent to 1.5% in 1998, 1.5% in 1999, 1.0% in 2000, 1.0% in 2001 and 1.0% in 2002 of the combined total number of shares of Common Stock and Employee Preferred Stock, and the target prices would increase to $12.10 in 1998, $13.31 in 1999, $14.64 in 2000, $16.11 in 2001 and
$17.72 in 2002. If TWA issues additional shares of Common Stock with an aggregate value of more then $20 million to third parties for cash or a reduction in debt at a price equal to or greater then $11.00 per share, the last two scheduled installments of the ESIP would be aggregated and these shares allocated equally to the remaining installments in the program. In addition, pursuant to the ESIP, employees would have the right after July 15, 1997, to purchase over the seven year term of the ESIP additional shares of Employee Preferred Stock in amounts up to an aggregate of 2% of the combined total number of outstanding Common Stock and Employee Preferred Stock at a discount of 20% from the market price. The employees' right to purchase additional shares of Employee Preferred Stock would be accelerated and become immediately exercisable if there is a merger, sale or consolidation of TWA (where TWA is not the surviving entity) at a merger, sale or consolidation price equivalent to or in excess of $17.72 per share of Common Stock at a 20% discount from the merger, sale or consolidation price relating to such a transaction.

  The percentage of employee ownership could decline below 30% in the event the Company issues additional Common Stock to third parties for cash or property or in lieu of cash payments on the 12% Senior Secured Reset Notes. To the extent that as a result of the sale for cash of additional capital stock, the percentage of employee ownership of the combined total number of shares of Common Stock and Employee Preferred Stock declines below a level equal to the Adjusted Maximum Percentage (as defined below) minus eight percentage points plus the percentage equivalent to any Incentive Shares already issued, one-quarter of the difference between the new percentage of employee ownership and the level just determined (but in no event greater than 1% in each year) times the combined total number of shares of Common Stock and Employee Preferred Stock outstanding would be added to the amount of Employee Preferred Stock to union employees and Common Stock to non-union employees to be issued under the ESIP in each of the years 1999 through 2002 assuming the target prices are met in each of such years.

  In the event of a merger, sale or consolidation of TWA where TWA is not the surviving entity, TWA would issue to employees at or prior to the consummation of such a transaction: (i) a number of shares of Employee Preferred Stock and Common Stock to which the employees would have otherwise been entitled under the ESIP during its seven year term assuming the trading price of the Common Stock during such term was the merger, sale or consolidation price, provided, that if the merger, sale or consolidation price falls between two target prices, the number of shares to be issued will be based on an interpolation between the target prices, (ii) if the employee ownership percentage is less than 35% of the combined total number of outstanding shares of Common Stock and Employee Preferred Stock, a number of shares of Employee Preferred Stock and Common Stock equal to the difference between the number of shares already distributed under the ESIP and a number of shares equivalent to 2.0%, 3.5% or 5.0%, respectively, of the then combined total number of outstanding Common Stock and Employee Preferred Stock depending on the merger, sale or consolidation price, but in no event shall shares issued pursuant to this paragraph increase the employee ownership percentage above 35%, or (iii) if, following the issuance by the Company of additional shares of Common Stock to third parties for cash or property equal to 1% of the number of shares of Common Stock outstanding immediately following the Restructuring and the employee ownership percentage is below the lesser of 35% and the Adjusted Maximum Percentage, TWA shall at the option of each employee effect an immediate cash contribution to the employee's respective pension plan or make an immediate cash payment to each employee equal to an amount determined as the number of shares necessary to increase the employee ownership percentage to the lesser of 35% and the Adjusted Maximum Percentage of the merger, sale or consolidation price. The Adjusted Maximum Percentage is

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES defined to mean a level of the percentage of employee ownership following a reduction below 38% but to no lower than 30% in a manner proportionate to the aggregate proceeds, if any, received from the issuance of additional Common Stock to third parties for cash or property up to $200 million.

  The ESIP also provides that if additional shares are distributed following the '95 Effective Date in respect of the '95 Reorganization, employees will be entitled to receive an additional number of shares of Common Stock and Employee Preferred Stock such that the employees will retain the same level of ownership. Pursuant to the '95 Reorganization, TWA issued 2,069,898 shares of common stock as conditional consideration to the 12% Senior Secured Notes. Union representatives and the Company have tentatively agreed that the number of "Fill-Up Shares" to be issued pursuant to the ESIP is approximately 932,000. Under the agreement, approximately 526,000 shares will be distributed immediately (the "Initial Fill-Up Shares") and the remaining shares (the "Credit Shares") will be issued in July of 1997 if the 1997 target price is not met. If the 1997 ESIP target price is not met, the Credit Shares distributed may be used as a credit against future grants under the ESIP. TWA will record a charge in 1997 for the fair value of the Initial Fill-Up Shares as of the date those shares are distributed. The Company's Board of Directors approved the issue of the Fill-up shares on March 27, 1997. The number of shares of Employee Preferred Stock outstanding at December 31, 1996 does not reflect any such additional shares. Shares granted or purchased at a discount under the ESIP will generally result in a charge equal to the fair value of shares granted and the discount for shares purchased a the time when such shares are earned. If the ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1997 to 2002, based on the number of Common Stock and Employee Preferred Stock outstanding at December 31, 1996 (including Initial Fill-Up Shares) and excluding the impact of any merger, sale or consolidation of TWA, would be approximately $58 million. The charge for any year, however, could be substantially higher if the market prices of the Common Stock exceed the respective yearly target prices.

13. STOCK OPTION PLANS:

  The Company's 1994 Key Employee Incentive Stock Plan (the "KESIP"), as amended, provides for the award of incentive and nonqualified stock options for up to 7% of the Common Stock and Employee Preferred Stock outstanding as of the start of each fiscal year (approximately 3.4 million shares at January 1, 1997). Options granted under the KESIP have a five year life after the final vesting period and vest at the rate of 34% upon the first anniversary of the award date, 33% upon the second and 33% upon the third anniversary of the award date. Unvested shares are subject to forfeiture under certain circumstances.

  A summary of the Company's outstanding stock options as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                        1996                      1995
                              ------------------------- ------------------------
                                            WEIGHTED                 WEIGHTED
                                            AVERAGE                  AVERAGE
                               SHARES    EXERCISE PRICE  SHARES   EXERCISE PRICE
                              ---------  -------------- --------- --------------
Outstanding at beginning of
 year.......................  2,228,000      $4.68      1,398,576     $4.64
Granted.....................    453,000      11.65        829,424      4.74
Exercised...................   (191,316)      4.64            --        --
Forfeited...................   (463,300)      7.43            --        --
                              ---------                 ---------
Outstanding at end of year    2,026,384      $5.61      2,228,000     $4.68
                              =========                 =========
Options exercisable at year-
 end........................  1,307,530                   475,516
Weighted average fair value
 of options granted during
 the year...................  $    6.79                 $    3.03

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  The per share weighted average fair value of options granted during 1996 and 1995 were estimated using the Black Scholes option pricing model assuming risk-free interest rates of 6.6% and 6.0% in 1996 and 1995, respectively, an expected volatility factor of 85% and an expected life of three years.

  The following table summarizes information about fixed stock options at December 31, 1996:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                         --------------------------------------------- ----------------------------
         RANGE             NUMBER    WEIGHTED-AVERAGE                    NUMBER
           OF            OUTSTANDING    REMAINING     WEIGHTED-AVERAGE EXERCISABLE WEIGHTED-AVERAGE
    EXERCISE PRICES      AT 12/31/96 CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/96  EXERCISE PRICE
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$ 4.64 to  6.78.........  1,757,184     3.0 years          $4.64        1,255,850       $4.64
  7.06 to  8.12.........     20,000     3.8 years           7.95            6,800        7.95
 10.62 to 15.81.........    238,100     7.4 years          11.97           39,780       10.64
 16.25 to 18.37.........     11,100     4.3 years          17.85            5,100       18.37
                          ---------                                     ---------
$ 4.64 to 18.37.........  2,026,384                                     1,307,530
                          =========                                     =========

  As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. However, pro forma disclosures as if the Company adopted the fair value based method of measurement for stock-based compensation plans under SFAS 123 in 1996 and 1995 are presented below.

  Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS No. 123, the Company's net loss pro forma, and net loss per common share for 1996 and 1995 would approximate the amounts below (in millions except per share data):

                                         YEAR ENDED          FOUR MONTHS ENDED
                                      DECEMBER 31, 1996      DECEMBER 31, 1995
                                    ---------------------  ---------------------
                                    AS REPORTED PRO FORMA  AS REPORTED PRO FORMA
                                    ----------- ---------  ----------- ---------
Net loss...........................  (284,815)  (285,716)    (30,138)   (30,350)
Net loss per common share..........     (7.27)     (7.30)      (1.05)     (1.06)

  The pro forma amounts do not give any effect to options granted prior to January 1, 1995.

  Operating results include charges of $2.2 million, $0.2 million and $0.2 million for the year ended December 31, 1996, the eight months ended August 31, 1995 and the four months ended December 31, 1995, respectively, to reflect the excess of the market price of TWA's common stock on the date of grant over the exercise price, over the vesting period. The 1996 charge includes $1.8 million in respect to the accelerated vesting of certain awards in connection with the severance of certain officers.

14. EXTRAORDINARY ITEMS:

  In 1996, the Company consummated a series of privately negotiated exchanges with a significant holder of the 12% Senior Secured Reset Notes which resulted in the return to the Company of approximately $45.3 million in 12% Senior Secured Reset Notes and approximately $1.5 million in accrued interest thereon in exchange for the issuance of approximately 4.5 million shares of Company Common Stock. As a result of the exchange of the 12% Senior Secured Notes, the Company recorded an extraordinary non-cash charge of $8.2 million representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of exchanges) and the carrying value of the Senior Secured Reset Notes retired.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  During 1996, the Company recorded an extraordinary charge of approximately $1.6 million due to the early extinguishment of a portion of the PBGC Notes as a result of Karabu applying approximately $6.4 million in ticket proceeds as prepayments on the PBGC Notes.

  The extraordinary gain recorded in the four months ended December 31, 1995 was due to the cancellation of debt as a result of a settlement between Trans World Express, Inc. ("TWE"), a subsidiary, and an aircraft lessor. The extraordinary gain recorded in the eight months ended August 31, 1995 was for the discharge of indebtedness pursuant to the Company's '95 Reorganization.

  The extraordinary charge recorded in 1994 was for a prepayment premium of approximately $2.0 million related to the sale and lease back of four McDonnell Douglas MD-80 aircraft.

15. DISPOSITION OF ASSETS:

  Disposition of assets resulted in net losses of approximately $1,135,000 and $206,000 during 1996 and for the eight months ended August 31, 1995, respectively, and net gains of $3,330,000 and $1,072,000 for the four months ended December 31, 1995 and during 1994, respectively.

  In 1996, TWA recorded a gain of approximately $8.0 million in connection with the hull insurance settlement for the aircraft destroyed in the Flight 800 incident. The gain was offset by a loss of $8.3 million on the sale of expendable aircraft parts and losses on other miscellaneous dispositions.

  In November 1995, TWA entered into an agreement to sublease certain of TWA's leased commissary facilities in Los Angeles. As part of this agreement, TWA sold its commissary furnishings and equipment, resulting in a gain of $2.0 million.

  The 1994 net gain included a gain of approximately $1.3 million on the divestiture of three subsidiaries, Midcoast Aviation, Inc., Travel Marketing Services, Inc. and World Marketing Services, Inc.

16. SPECIAL CHARGES AND OTHER NONRECURRING ITEMS:

  The 1996 operating loss includes an aggregate of approximately $85.9 million in special charges and nonrecurring items, primarily as follows: (i) approximately $26.7 million to reflect the write-off of the carrying value of TWA's New York-Athens route authority over which TWA has elected to discontinue service, (ii) approximately $53.7 million to reflect the reduction in carrying value of TWA's owned L-1011 and B-747 aircraft and related spare parts which are expected to be retired from service over the next year and
(iii) approximately $5.5 million for employee severance liabilities related to the termination of service to Athens and Frankfurt. The write-down of owned aircraft and related spare parts was based upon managements estimates of the net proceeds to be received upon the disposition of these assets. Additionally, the Company has obligations under operating leases for B-747 aircraft aggregating approximately $50 million over the next seven years. Management currently estimates that it will be able to recover substantially all of these costs pursuant to subleases of these aircraft and, accordingly, no provision has been made for any such costs at this time. Management's estimates relative to the costs of the retirement of the L-1011 and B-747 fleets and related spare parts are based upon current market conditions, preliminary discussions with interested parties and other factors. The actual costs could differ materially from the current estimates.

  The operating income for the eight months ended August 31, 1995, includes a special charge of $1.7 million for shut-down related expenses of TWE.

  The 1994 operating loss includes an aggregate of $175.1 million in costs associated with special charges and nonrecurring items as further described below.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

  In the fourth quarter of 1994, TWA recorded a charge of $36.3 million to salaries, wages and benefits to reflect the estimated portion of the obligation earned to date for payments due to employees represented by the IAM for overtime savings in excess of certain targeted levels established in the '92 Labor Agreement (see Note 7).

  During 1994, TWA undertook several strategic operational initiatives to improve its competitiveness and reduce its cost structure. Special charges recorded in 1994 include the following principal components: (i) approximately $61 million to reflect the write-off of the carrying value of certain international route authorities which were no longer expected to be utilized in connection with the restructuring of such operations, (ii) approximately $34 million to reflect the write-off of pre-delivery payments and related capitalized interest for certain aircraft on order (also see Note 18--Aircraft Commitments), (iii) approximately $24 million to reflect the reduction in the carrying value of certain owned aircraft and spare parts which, under the Company's fleet plan, were expected to be retired and sold and (iv) approximately $15 million for furlough pay and severance costs related to reduction in the number of employees.

17. OTHER CHARGES AND CREDITS:

                                                                             REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                                          ------------------------- -------------------------
                                                                              YEAR     FOUR MONTHS  EIGHT MONTHS     YEAR
                                                                             ENDED        ENDED        ENDED        ENDED
                                                                          DECEMBER 31, DECEMBER 31,  AUGUST 31,  DECEMBER 31,
                                                                              1996         1995         1995         1994
                                                                          ------------ ------------ ------------ ------------
                                                                                        (AMOUNTS IN THOUSANDS)
Expenses associated with the restructuring of debt and flight equipment
 leases..................................................................        --        3,000       11,000        11,100
Provisions for losses resulting from claims and litigation judgments
 against TWA.............................................................        235          26          351           200
Foreign currency transaction (gains) losses-net..........................       (642)      1,156          384        (1,941)
Finance charge income earned on receivables carried by TWA...............     (8,030)     (2,662)      (6,198)       (9,557)
Credits related to settlement of various contract disputes, litigation
 and other matters.......................................................     (2,500)        --           --            --
Equity in (earnings)/losses of TWA's investment in Worldspan.............    (11,919)     11,535       (3,607)        3,616
Miscellaneous other nonoperating charges (credits)-net (a)...............     (7,742)     (5,444)      (4,309)      (32,265)
                                                                            --------      ------      -------      --------
Total Other Charges and Credits..........................................   $(30,598)     $7,611      $(2,379)     $(28,847)
--------------------------------------------------
                                                                            ========      ======      =======      ========

--------
(a) The amount for 1994 includes certain nonrecurring income amounts aggregating approximately $21.1 million relating to the reduction of certain liabilities established on the '93 Effective Date (also see Note 20-Supplemental Financial Information (Unaudited)).

18. AIRCRAFT COMMITMENTS:

  TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.1 billion. The agreements, as amended, require the delivery of the aircraft in 1999 and 2000 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

  During 1996 TWA entered into a purchase agreement with the Boeing Company relating to the purchase of ten Boeing Model 757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement requires the delivery of the aircraft in 1997, 1998 and 1999, and provides for the purchase of up to ten additional aircraft. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of eight of the original ten aircraft and obtained commitments for 100% of the total costs of the remaining two original aircraft. Such commitments are subject to the lender's and lessor's ongoing evaluation of the financial condition of TWA.

  Required future expenditures under the purchase agreements described above, including an estimate of price escalation as defined in the subject agreements and exclusive of secured financing, are as follows (amounts in millions):

                                                                    AVSA  BOEING
                                                                    ----- ------
     1997..........................................................  49.1 248.5
     1998..........................................................  49.8  97.0
     1999.......................................................... 515.4 143.0
     2000.......................................................... 532.5   --

19. FRESH START REPORTING:

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

                                                  SEPTEMBER 1, 1995
                          -------------------------------------------------------------------
                          PREDECESSOR      DEBT      FRESH START       OTHER      REORGANIZED
                            COMPANY    DISCHARGE(A) ADJUSTMENTS(B) ADJUSTMENTS(C)   COMPANY
                          -----------  ------------ -------------- -------------- -----------
Current Assets:
 Cash and cash
  equivalents...........  $  239,796    $     --      $      --      $     --     $  239,796
 Receivables............     297,022       (1,449)           --            --        295,573
 Spare parts, materials
  and supplies..........     146,191          --             --            --        146,191
 Prepaid expenses and
  other.................      60,947          --             --            --         60,947
                          ----------    ---------     ----------     ---------    ----------
  Total Current Assets..     743,956       (1,449)           --            --        742,507
                          ----------    ---------     ----------     ---------    ----------
Property and Equipment..     631,087          --         (24,239)          --        606,848
                          ----------    ---------     ----------     ---------    ----------
Other Assets:
 Investment in
  affiliated companies..     110,325          --             --            --        110,325
 Other investments and
  receivables...........     163,715          --             --            --        163,715
 Routes, gates and
  slots.................     737,171          --        (278,722)          --        458,449
 Reorganization value in
  excess of amounts
  allocable to
  identifiable assets...     153,840          --             --        685,224       839,064
 Other assets...........      28,531          --         ( 9,392)          --         19,139
                          ----------    ---------     ----------     ---------    ----------
 Total Other............   1,193,582          --        (288,114)      685,224     1,590,692
                          ----------    ---------     ----------     ---------    ----------
Total...................  $2,568,625    $  (1,449)    $ (312,353)    $ 685,224    $2,940,047
                          ==========    =========     ==========     =========    ==========
Current Liabilities:
 Current maturities of
  long-term debt........  $  472,510    $(404,665)    $      --      $     --     $   67,845
 Current obligations
  under capital leases..      42,643          --            (647)          --         41,996
 Advance ticket sales...     253,642          --             --            --        253,642
 Accounts payable and
  other accrued
  expenses..............     518,030       24,466          3,739           --        546,235
                          ----------    ---------     ----------     ---------    ----------
 Total..................   1,286,825     (380,199)         3,092           --        909,718
                          ----------    ---------     ----------     ---------    ----------
Liabilities Subject To
 Chapter 11
Reorganization
 Proceedings............     748,855     (748,855)           --            --            --
                          ----------    ---------     ----------     ---------    ----------
Noncurrent Liabilities
 and Deferred Credits:
 Long-term debt, less
  current maturities....         --       765,435            --            --        765,435
 Obligations under
  capital leases, less
  current obligations...     317,196          --         (42,440)          --        274,756
 Other noncurrent
  liabilities and
  deferred credits......     673,428       18,612        (30,762)          --        661,278
                          ----------    ---------     ----------     ---------    ----------
 Total..................     990,624      784,047        (73,202)          --      1,701,469
                          ----------    ---------     ----------     ---------    ----------
Redeemable Preferred
 Stock..................         --        58,860            --            --         58,860
                          ----------    ---------     ----------     ---------    ----------
Shareholders' Equity
 (Deficiency):
 Old Preferred Stock....         125          --             --           (125)          --
 Old Common Stock.......         200          --             --           (200)          --
 Employee Preferred
  Stock.................         --           --             --             53            53
 New Common Stock.......         --           --             --            172           172
 Additional paid-in
  capital...............     161,692      143,800            --        (35,717)      269,775
 Accumulated Deficit....    (619,696)     140,898       (242,243)      721,041           --
                          ----------    ---------     ----------     ---------    ----------
 Total..................    (457,679)     284,698       (242,243)      685,224       270,000
                          ----------    ---------     ----------     ---------    ----------
Total...................  $2,568,625    $  (1,449)    $ (312,353)    $ 685,224    $2,940,047
                          ==========    =========     ==========     =========    ==========

--------
(a) To record the discharge of indebtedness pursuant to the '95 Reorganization and reclassification of debt between current and non-current based upon its revised terms. Debt securities, Mandatorily Redeemable 12% Preferred Stock, Ticket Vouchers and Contingent Payment Rights issued pursuant to the '95 Reorganization have been recorded at their estimated fair values. The excess of indebtedness eliminated

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES over the fair value of securities issued in settlement of those claims, approximately $140.9 million, is reflected as an extraordinary item in the eight months ended August 31, 1995.

(b) To record adjustments to reflect assets and liabilities at fair values. The adjustments to record the fair values of assets and liabilities resulted in a nonrecurring charge to reorganization items of approximately $228.8 million in the eight months ended August 31, 1995. Charges to reorganization items were recorded for various fees and expenses related to the consummation of the '95 Plan aggregating approximately $13.4 million. Significant elements of the adjustments to record the fair value of assets and liabilities are summarized below:

  --Adjustments to reflect the fair value of owned property and equipment under capital leases.

  --Adjustments to reflect the fair value of TWA's international route authorities, take-off and landing time slots and airport gate leaseholds.

  --Adjustments to record the present value of the liabilities for postretirement medical and life insurance benefits and certain foreign pension plans to reflect the current postretirement benefit obligation and projected benefit obligation, respectively, utilizing current discount rates.

  --An adjustment to reduce deferred income taxes to reflect the impact of the preceding adjustments.

(c) To record adjustments to reflect the elimination of the remaining deficit in shareholders' equity after the adjustments arising from (a) and (b) above and to reflect the associated reorganization value in excess of amounts allocable to identifiable assets.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

20. SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED):

  Selected consolidated financial data (unaudited) for each quarter within 1996 and 1995 are as follows:

                                   FIRST     SECOND     THIRD         FOURTH
                                  QUARTER   QUARTER    QUARTER        QUARTER
                                 ---------  --------  ----------     ---------
                                         (AMOUNTS IN THOUSANDS)
REORGANIZED COMPANY
YEAR ENDED DECEMBER 31, 1996
Operating revenues.............. $ 782,433  $965,808  $1,002,867     $ 803,299
                                 =========  ========  ==========     =========
Special charges (note 16)....... $     --   $    --   $      --      $  85,915
                                 =========  ========  ==========     =========
Operating income (loss)......... $ (54,191) $ 62,028  $   26,019     $(232,383)
                                 =========  ========  ==========     =========
Disposition of assets, gains
 (losses)--net.................. $    (214) $    239  $      (87)    $  (1,073)
                                 =========  ========  ==========     =========
Income (loss) before
 extraordinary item............. $ (37,107) $ 25,262  $   (6,905)    $(256,277)
                                 =========  ========  ==========     =========
Extraordinary items............. $     --   $    --   $   (7,420)    $  (2,368)
                                 =========  ========  ==========     =========
Net income (loss)............... $ (37,107) $ 25,262  $  (14,325)    $(258,645)
                                 =========  ========  ==========     =========
Per share amounts:
 Earnings (loss) before
  extraordinary items and
  special dividend requirements. $    (.98) $    .46  $     (.24)    $   (5.51)
                                 =========  ========  ==========     =========
 Extraordinary items and special
  dividend requirements......... $    (.48) $    --   $     (.16)    $    (.05)
                                 =========  ========  ==========     =========
 Net income (loss).............. $   (1.46) $    .46  $     (.40)    $   (5.56)
                                 =========  ========  ==========     =========
REORGANIZED COMPANY
FOUR MONTHS ENDED DECEMBER 31,
 1995
Operating revenues.............. $     --   $    --   $ 293,890 (a)  $ 804,584
                                 =========  ========  ==========     =========
Operating income................ $     --   $    --   $   9,308 (a)  $   1,138
                                 =========  ========  ==========     =========
Disposition of assets, gains
 (losses)--net.................. $     --   $    --   $      (50)(a) $   3,380
                                 =========  ========  ==========     =========
Loss before extraordinary item.. $     --   $    --   $   (2,347)(a) $ (31,291)
                                 =========  ========  ==========     =========
Extraordinary items............. $     --   $    --   $      --  (a) $   3,500
                                 =========  ========  ==========     =========
Net loss........................ $     --   $    --   $   (2,347)(a) $ (27,791)
                                 =========  ========  ==========     =========
Per share amounts:
 Loss before extraordinary
  items......................... $     --   $    --   $     (.16)(a) $    (.93)
                                 =========  ========  ==========     =========
 Extraordinary item............. $     --   $    --   $      --  (a) $     .09
                                 =========  ========  ==========     =========
 Net loss....................... $     --   $    --   $     (.16)(a) $    (.84)
                                 =========  ========  ==========     =========
PREDECESSOR COMPANY
EIGHT MONTHS ENDED AUGUST 31,
 1995
Operating revenues.............. $ 692,320  $860,506  $  665,529 (b) $     --
                                 =========  ========  ==========     =========
Special charges (note 16)....... $     --   $    --   $    1,730 (b) $     --
                                 =========  ========  ==========     =========
Operating income (loss)......... $ (76,261) $ 54,382  $   36,521 (b) $     --
                                 =========  ========  ==========     =========
Reorganization items............ $     --   $    --   $  242,243 (b) $     --
                                 =========  ========  ==========     =========
Disposition of assets, gains
 (losses)--net.................. $    (271) $    (67) $      132 (b) $     --
                                 =========  ========  ==========     =========
Income (loss) before
 extraordinary item............. $(122,795) $  5,168  $ (220,586)(b) $     --
                                 =========  ========  ==========     =========
Extraordinary items............. $     --   $    --   $  140,898 (b) $     --
                                 =========  ========  ==========     =========
Net income (loss)............... $(122,795) $  5,168  $  (79,688)(b) $     --
                                 =========  ========  ==========     =========

--------
(a) One month ended September 30, 1995
(b) Two months ended August 31, 1995

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

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

  The results for the fourth quarter of 1996 includes an adjustment to reduce aircraft fuel and oil costs by approximately $8.8 million, as a result of federal fuel excise taxes paid which are expected to be refunded to the Company.

  The results for the fourth quarter of 1995 include several adjustments to operating expenses to reflect changes in estimates, including a reduction in passenger sales commissions of approximately $6.7 million and a reduction in employee benefits and workers compensation costs of $6.2 million.

21. FOREIGN OPERATIONS:

  TWA conducts operations in various foreign countries, principally in Europe and the Middle East. Operating revenues from foreign operations were approximately $719.2 million in the year ended December 31, 1996, $228.7 million in the four months ended December 31, 1995, $474.4 million in the eight months ended August 31, 1995 and $794.1 million in the year ended December 31, 1994.

22. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

  SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures with regards to fair values of all financial instruments, whether recognized or not recognized in the balance sheet, subject to certain exceptions. Solely for purposes of complying with this accounting standard, the Company has estimated the fair value of certain of its financial instruments, as further described below. Because no market exists for a significant portion of TWA's financial instruments, fair value estimates provided below are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The discussion of financial instruments below conforms with the presentation in the Consolidated Balance Sheet and relates to the amounts at December 31, 1996 and 1995.

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

(d) Debt: At December 31, 1996 and December 31, 1995, approximately $111.8 million and $145.2 million, respectively, of the carrying value of TWA's debt was traded publicly. The aggregate market value of such debt was approximately $126.0 million and $160.4 million on those dates, respectively. The Company

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES believes the fair value of the remaining debt which had an aggregate carrying value of approximately $589.1 million and $686.4 million at December 31, 1996 and 1995, respectively, was approximately $466.4 million and $644.5 million on those dates.

(e) Mandatorily Redeemable 12% Preferred Stock: At December 31, 1995 the carrying value of TWA's Mandatorily Redeemable 12% Preferred Stock was $61.4 million. The aggregate market value of such stock was approximately $74.1 million on that date.

                                                                     SCHEDULE II


                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEAR ENDED DECEMBER 31, 1996,
                    THE FOUR MONTHS ENDED DECEMBER 31, 1995,
                    THE EIGHT MONTHS ENDED AUGUST 31, 1995,
                      AND THE YEAR ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)

           COLUMN A               COLUMN B    COLUMN C   COLUMN D     COLUMN E
           --------             ------------ ---------- ----------   ----------
                                             ADDITIONS
                                 BALANCE AT  CHARGED TO              BALANCE AT
                                BEGINNING OF  COSTS &                  END OF
         DESCRIPTION               PERIOD     EXPENSES  DEDUCTIONS     PERIOD
         -----------            ------------ ---------- ----------   ----------
Year Ended December 31, 1996
 Reserves deducted from assets
 to which they apply:
  Allowance for doubtful ac-
   counts.....................    $13,517     $ 8,037    $ 8,615(a)   $ 12,939
                                  =======     =======    =======      ========
  Allowance for obsolescence..    $ 2,201     $10,989    $ 1,627      $ 11,563
                                  =======     =======    =======      ========
Four Months Ended December 31,
 1995 Reserves deducted from
 assets to which they apply:
  Allowance for doubtful ac-
   counts.....................    $16,155     $   700    $ 3,338(a)   $ 13,517
                                  =======     =======    =======      ========
  Allowance for obsolescence..    $   --      $ 2,308    $   107      $  2,201
                                  =======     =======    =======      ========
Eight Months Ended August 31,
 1995 Reserves deducted from
 assets to which they apply:
  Allowance for doubtful ac-
   counts.....................    $14,832     $ 6,781    $ 5,458(a)   $ 16,155
                                  =======     =======    =======      ========
  Allowance for obsolescence..    $20,928     $ 4,604    $25,532(b)   $    --
                                  =======     =======    =======      ========
Year Ended December 31, 1994
 Reserves deducted from assets
 to which they apply:
  Allowance for doubtful ac-
   counts.....................    $11,159     $16,267    $12,594(a)   $ 14,832
                                  =======     =======    =======      ========
  Allowance for obsolescence..    $ 1,470     $19,837    $   379      $ 20,928
                                  =======     =======    =======      ========

--------
(a) Accounts written off, less recoveries.
(b) Includes adjustment to eliminate allowance for obsolescence in the amount of $25,146 in connection with fresh start reporting.
(c) Includes adjustment to eliminate allowance for obsolescence in the amount of $61,252, in connection with fresh start reporting.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1997                         TRANS WORLD AIRLINES, INC.

                                       By: /s/ Gerald L. Gitner
                                          ---------------------
                                          Chairman and Chief
                                          Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ Gerald L. Gitner         Director, Chairman of the       March 31, 1997
------------------------------------ Board and Chief Executive
                                     Officer (Principal Executive
                                     Officer)
          Gerald L. Gitner
       /s/ Michael J. Palumbo        Senior Vice President and       March 31, 1997
------------------------------------ Chief Financial Officer
                                     (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)
         Michael J. Palumbo
         John W. Bachmann*           Director                        March 31, 1997
------------------------------------
          John W. Bachmann
        William F. Compton*          Director                        March 31, 1997
------------------------------------
         William F. Compton
         Eugene P. Conese*           Director                        March 31, 1997
------------------------------------
          Eugene P. Conese
         Gerald L. Gitner*           Director                        March 31, 1997
------------------------------------
          Gerald L. Gitner
        William M. Hoffman*          Director                        March 31, 1997
------------------------------------
         William M. Hoffman
        Thomas H. Jacobsen*          Director                        March 31, 1997
------------------------------------
         Thomas H. Jacobsen

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
           Myron Kaplan*             Director                        March 31, 1997
------------------------------------
            Myron Kaplan
         David M. Kennedy*           Director                        March 31, 1997
------------------------------------
          David M. Kennedy
    Jewel Lafontant-Mankarious*      Director                        March 31, 1997
------------------------------------
     Jewel Lafontant-Mankarious
         Thomas F. Meagher*          Director                        March 31, 1997
------------------------------------
         Thomas F. Meagher
        William O'Driscoll*          Director                        March 31, 1997
------------------------------------
         William O'Driscoll
       G. Joseph Reddington*         Director                        March 31, 1997
------------------------------------
        G. Joseph Reddington
         Lawrence K. Roos*           Director                        March 31, 1997
------------------------------------
          Lawrence K. Roos
                                     Director                        March   , 1997
------------------------------------
         Stephen M. Tumblin
      William W. Winpisinger*        Director                        March 31, 1997
------------------------------------
       William W. Winpisinger
*By: /s/_____Richard P. Majurno_____                                 March 31, 1997
          Attorney-in-fact

                                 EXHIBIT INDEX

 EXHIBITS                              DESCRIPTION
 --------                              -----------
 *2.1     Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the
          Company's Registration Statement on Form S-4, Registration Number 33-
          84944, as amended.)
 *2.2     Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental Modifications to Joint Plan of Reorganization dated
          August 2, 1995 (Exhibit 2.5 to 6/95 10-Q)
 *2.3     Findings of Fact, Conclusions of Law and Order Confirming Modified
          Joint Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)
 *2.4     Final Decree, dated December 28, 1995, related to the '95
          Reorganization (Exhibit 2.7 to 1995 10-K)
 *3(i)    Third Amended and Restated Certificate of Incorporation of Trans
          World Airlines, Inc. (Exhibit 3(iv) to Company's Registration
          Statement on Form S-3, Reg. No. 333-04977)
 *3(ii)   Amended and Restated By-Laws of Trans World Airlines, Inc., effective
          May 24, 1996 (Exhibit 3(ii) to 6/96 10-Q)
 *4.1     Voting Trust Agreement, dated November 3, 1993, between TWA and
          LaSalle National Trust, N.A., as trustee (Exhibit 4.3 to 9/93 10-Q)
 *4.2     IAM TWA Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee (Exhibit to 9/93 10-Q)
 *4.3     IFFA TWA Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)
 *4.4     TWA Employee Stock Ownership Plan, dated August 31, 1993, First
          Amendment thereto, dated October 31, 1993, and related Trust
          Agreement, dated August 31, 1993, between TWA and the ESOP Trustee
          (Exhibit 4.6 to 9/93 10-Q)
 *4.5     ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA
          Trustee (Exhibit 4.7 to 9/93 10-Q)
 *4.6     Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle
          National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM
          Trustee, IFFA Trustee and Other Employee Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November
          3, 1993 (Exhibit 4.8 to 9/93 10-Q)
 *4.7     Indenture between TWA and Shawmut Bank, National Association, dated
          November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998
          (Exhibit 4.10 to 9/93 10-Q)
 *4.8     Indenture between TWA and American National Bank and Trust Company of
          Chicago, N.A., dated November 3, 1993 relating to TWA's 8% Secured
          Notes Due 2001 (Exhibit 4.12 to 9/93 10-Q)
 *4.9     Indenture between TWA and Shawmut Bank Connecticut, National
          Association, dated November 3, 1993 relating to TWA's 11% Senior
          Secured Notes Due 1997 (Exhibit 4.13 to 9/93 10-Q)
 *4.10    The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)
 *4.11    TWA Air Line Pilots Supplemental Stock Plan, effective September 1,
          1994 (Exhibit 4.13 to 9/95 10-Q)
 *4.12    TWA Air Line Pilots Supplemental Stock Plan Trust, effective August
          23, 1995 (Exhibit 4.14 to 9/95 10-Q)

 EXHIBITS                              DESCRIPTION
 --------                              -----------
 *4.13    TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement,
          effective August 23, 1995 (Exhibit 4.15 to 9/95 10-Q)
 *4.14    Form of Indenture relating to TWA's 8% Convertible Subordinated
          Debentures Due 2006 (Exhibit 4.16 to Registrant's Registration
          Statement on Form S-3, Registration No. 333-04977)
 *10.1.1  Icahn Asset-Based Facility Loan documents, dated January 5, 1993
          (Exhibit 10(iv)(4) to '92 10-K)
 *10.1.2  Icahn Asset-Based Facility Loan documents, dated January 5, 1993
          (Exhibit 10(iv)(5) to '92 10-K)
 *10.2.1  Asset Purchase Agreement, dated as of November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)
 *10.2.2  Equipment Operating Lease Agreement, dated November 4, 1993, between
          TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)
 *10.2.3  Cargo Use Amendment, dated November 4, 1993 between TWA and St. Louis
          (Exhibit F to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-
          Q)
 *10.2.4  Use Amendment 1993, dated November 4, 1993, between TWA and St. Louis
          (Exhibit E to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-
          Q)
 *10.3.1  Amendment Number One to the Note Purchase and Security Agreement,
          dated October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to
          9/93 10-Q)
 *10.3.2  Amendment Number One to the Equipment Purchase Contract, dated
          October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93
          10-Q)
 *10.4    Amendment Number Two to the AVSA Agreement dated June 1, 1989 between
          TWA and AVSA, dated August 25, 1993 (Exhibit 10.4 to 9/93 10-Q)
 *10.5.1  First Amendment to Aircraft Installment Sale Agreement, dated
          November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N605TW (Exhibit 10.5 to 9/93 10-Q)
 *10.5.2  First Amendment to Aircraft Installment Sale Agreement, dated
          November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N603TW (Exhibit 10.5 to 9/93 10-Q)
 *10.5.3  First Amendment to Security Agreement and Chattel Mortgage, dated
          November 1, 1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU
          Amendment No. 1 (Exhibit 10.5 to 9/93 10-Q)
 *10.5.4  First Amendment to Security Agreement and Chattel Mortgage, dated
          November 1, 1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU
          Amendment No. 2 (Exhibit 10.5 to 9/93 10-Q)
 *10.6.1  Deferral Agreement and First Amendment to Aircraft Installment Sale
          Agreement No. 1, dated November 1, 1993, among TWA, the Vendors, and
          ORIX with respect to aircraft N601TW (Exhibit 10.6 to 9/93 10-Q)
 *10.6.2  Deferral Agreement and First Amendment to Aircraft Installment Sale
          Agreement, dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N603TW (Exhibit 10.6 to 9/93 10-Q)
 *10.6.3  First Amendment to Security Agreement and Chattel Mortgage, dated
          November 1, 1993, among TWA, the Vendors, and ORIX, as to ORIX
          Amendment No. 1 (Exhibit 10.6 to 9/93 10-Q)
 *10.6.4  First Amendment to Security Agreement and Chattel Mortgage, dated
          November 1, 1993, among TWA, the Vendors, and ORIX, as to ORIX
          Amendment No. 2 (Exhibit 10.6 to 9/93 10-Q)
 *10.7.1  Purchase Agreement, dated October 5, 1993, between TWA and Pacific
          AirCorp 747, Inc. with respect to aircraft N93107 and N93108 (Exhibit
          10.7 to 9/93 10-Q)

 EXHIBITS                              DESCRIPTION
 --------                              -----------
 *10.7.2  Lease Agreement 107, dated October 5, 1993, between Pacific AirCorp
          747, Inc. and TWA with respect to aircraft N93107 (Exhibit 10.7 to
          9/93 10-Q)
 *10.7.3  Lease Agreement 108, dated October 5, 1993, between Pacific AirCorp
          747, Inc. and TWA with respect to aircraft N93107 (Exhibit 10.7 to
          9/93 10-Q)
 *10.8    Comprehensive Settlement Agreement, dated January 5, 1993 (Exhibit
          10(iv)(1) to '92 10-K)
  10.8.1  Omnibus Amendment and Supplement to Agreements between TWA and Karabu
          Corp. dated as of March 28, 1994(1)
 *10.9    Letter Agreement, dated April 15, 1994, between TWA and Richard P.
          Magurno relating to employment by TWA (Exhibit 10.14 to 3/94 10-Q)
 *10.10   Form of Indemnification Agreement between TWA and individual members of the TWA Board of Directors relating to indemnification of director
          (Exhibit 10.16 to 6/94 10-Q)
  10.11.1 Purchase Agreement, dated as of December 15, 1993 between TWA and
          Pacific AirCorp DC9, Inc. with respect to aircraft N927L and N928L(1)
  10.11.2 Lease Agreement 927, dated as of December 15, 1993, between Pacific
          AirCorp DC9, Inc. and TWA with respect to aircraft N927L(1)
  10.11.3 Lease Agreement 928, dated as of December 1, 1993, between Pacific
          AirCorp DC9, Inc. and TWA with respect to aircraft N928L(1)
  10.12.1 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.),
          Inc. dated March 31, 1994, with respect to aircraft N950U(1)
  10.12.2 Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.),
          Inc., dated March 31, 1994, with respect to aircraft N953U(1)
  10.12.3 Lease Agreement, dated as of March 31, 1994 between Mitsui & Co.
          (U.S.A.), Inc. and TWA with respect to aircraft N950U and N953U(1)
  10.12.4 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance
          Corporation, dated March 31, 1994, with respect to aircraft N951U(1)


  10.12.5 Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance
          Corporation, dated March 31, 1994, with respect to aircraft N952U(1)
  10.12.6 Lease Agreement, dated as of March 31, 1994 between McDonnell Douglas
          Finance Corporation and TWA with respect to aircraft N951U and N952U(1)
  10.13.1 Aircraft Purchase Agreement, dated March 31, 1994, between McDonnell
          Douglas Finance Corporation and TWA with respect to aircraft N306TW
          (formerly N534AW)(1)


  10.13.2 Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as Mortgagor, and McDonnell Douglas Finance Corporation, as
          Mortgagee, with respect to N306TW (formerly N534AW)(1)
  10.13.3 Chattel Mortgage, dated as of March 31, 1994 by TWA as Mortgagor, in favor of McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft N306TW (formerly N534AW)(1)
  10.14 Commuter Air Service Agreement dated October 27, 1993, between TWA and Alpha Air(1)
  10.15   Air Service Agreement dated October 1, 1994, between TWA and Trans
          States Airlines, Inc.(1)
  10.16   Consulting Agreement between TWA and Fieldstone, Private Capital
          Group, L.P. dated July 11, 1994(1)
  10.17   Consulting Agreement dated July 15, 1994, between TWA and Simat,
          Helliesen & Eichner, Inc.(1)
  10.17.1 Agreement for Purchase and Sale dated as of August 29, 1994, between
          TWA and Browsh & Associates, Inc.(1)

 EXHIBITS                              DESCRIPTION
 --------                              -----------
  10.17.2 Agreement for Purchase and Sale dated as of August 29, 1994, between
          TWA and Travel Marketing Holding Corporation(1)
 *10.18.1 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated
          October 31, 1994 (Exhibit 10.29.3 to 9/94 10-Q)
 *10.18.2 Addendum to Stock Purchase Agreement (identified in 10.29.2) dated
          November 2, 1994 (Exhibit 10.29.4 to 9/94 10-Q)
  10.19.1 Form of Agreement dated as of August 31, 1994, between TWA and Air
          Line Pilots Association, International(1)
  10.19.2 Form of Agreement dated as of September 1, 1994, between TWA and the
          International Association of Machinists and Aerospace Workers (1)
  10.19.3 Form of Agreement dated as of September 1, 1994, between TWA and the
          Independent Federation of Flight Attendants(1)
 *10.19.4 Form of Agreement dated as of September 1, 1994, between TWA and the
          Transport Workers Union of America (Exhibit 10.31.4 to 9/94 10-Q)
  10.20.1 Trust Agreement dated as of August 29, 1994 between and among TWA, the International Association of Machinists and Aerospace Workers,
          the Independent Federation of Flight Attendants, the Air Line Pilots
          Association, International, United States Trust Company of New
          York(1)
  10.20.2 Stock Pledge and Intermediator Agreement dated as of August 24, 1994 among TWA, TWA Stock Holding Company, Inc. and United States Trust
          Company of New York(1)
  10.21.1 Key Employee Stock Incentive Plan(1)
  10.21.2 Form of Opinion Agreements for options issued pursuant to the 1994
          Key Employee Stock Incentive Plan(1)
 *10.22   Extension, Refinancing and Consent Agreement between TWA, Karabu
          Corp, Pichin Corp and Carl C. Icahn and the "Icahn Entities" dated as of June 14, 1995 (Exhibit 10.37 to 9/95 10-Q)
 *10.22.1 Karabu Ticket Program Agreement between TWA and Karabu Corp. dated as of June 14, 1995
 *10.23   Trans World Airlines, Inc. Stock Purchase Warrant to Purchase Shares
          of Common Stock, dated August 23, 1995 (Exhibit 10.38 to 9/95 10-Q)
 *10.24   Stand-By Purchase Agreement dated as of August 8, 1995 between Trans
          World Airlines, Inc., M.D. Sass Re/Enterprise Partners L.P., a
          Delaware limited partnership and M.D. Sass Re/Enterprise
          International Ltd. a British Virgin Islands Company (Exhibit 10.39 to
          9/95 10-Q)
 *10.25   Voucher Purchase Agreement dated as of October 18, 1995 between TWA and M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd. a British
          Virgin Islands Company (Exhibit 10.40 to 9/95 10-Q)
 *10.26   Purchase Agreement, dated February 9, 1996 between The Boeing Company and TWA relating to Boeing Model 757-231 Aircraft (Purchase Agreement
          Number 1910) (Exhibit 10.48 to 1995 10-K)
 *10.27   Employee Stock Incentive Program dated as of August 23, 1995 by TWA
          (Exhibit 10.49 to 1995 10-K)
 *10.28   Letter Agreement dated July 26, 1996 between Trans World Airlines,
          Inc. and Robert A. Peiser (Exhibit 10.52 to Pre-effective Amendment
          No. 2 to Registrant's Registration Statement on Form S-3,
          Registration No. 333-04977)
 *10.29   Letter Agreement dated July 26, 1996 between Trans World Airlines,
          Inc. and Mark J. Coleman (Exhibit 10.53 to Pre-effective Amendment
          No. 2 to Registrant's Registration Statement on Form S-3,
          Registration No. 333-04977)

 EXHIBITS                              DESCRIPTION
 --------                              -----------
 *10.30   Exchange Agreement dated as of June 10, 1996 between Trans World
          Airlines, Inc. and Elliott Associates, L.P., as amended (Exhibit 10.1 to 9/20/96 8-K)
 *10.31   Exchange Agreement dated as of June 10, 1996 between Trans World
          Airlines, Inc. and Westgate International, L.P., as amended (Exhibit
          10.2 to 9/20/96 8-K)
 *10.32   Agreement dated as of September 3, 1996 between Trans World Airlines,
          Inc. and Roden A. Brandt relating to employment by TWA (Exhibit 10.6 to 9/96 10-Q)
  10.33   Letter Agreement dated January 6, 1997, between the Company and
          Edward Soule.
  10.34   Agreement dated as of October 1, 1996, between the Company and
          Michael J. Palumbo.
  10.35   Agreement dated as of November 11, 1996, between the Company and
          Jeffrey H. Erickson.
  11      Statement re Computation of Per Share Earnings
  21      Subsidiaries of TWA
  23.1    Consent of KPMG Peat Marwick LLP
  24      Powers of Attorney
  27      Financial Data Schedule (submitted only in electronic format)

--------
 *Incorporated by reference
(1) Incorporated herein by reference to the exhibit of the same number in TWA's Registration Statement on Form S-4, Registration Number 33-849444.
(2) Incorporated herein by reference to Exhibit 3.1.3 to TWA's Registration STatement on Form S-4, Registration Number 33-84944.

REPORTS ON FORM 8-K

  Current Report on Form 8-K filed October 25, 1996.
  Current Report on Form 8-K filed December 16, 1996.