Form 10-Q
period 1997-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 1997-05-15
CIK 278327

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING AS OF
         CLASS                             MAY 1, 1997
-----------------------                 -----------------
Common Stock, par value                     44,342,834
$0.01 per share


    In addition, as of May 1, 1997 there were 6,220,792 shares of Employee Preferred Stock outstanding.

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                1997                1996
                                                              --------            --------
Operating revenues:

    Passenger..............................................   $671,845            $677,932

    Freight and mail.......................................     31,489              35,904

    All other..............................................     58,972              68,597
                                                              --------            --------

            Total..........................................    762,306             782,433
                                                              --------            --------

Operating expenses:

    Salaries, wages and benefits...........................    315,308             296,323

    Earned stock compensation..............................      1,280               4,984

    Aircraft fuel and oil..................................    129,946             129,396

    Passenger sales commissions............................     57,571              63,940

    Aircraft maintenance materials and repairs.............     43,743              47,758

    Depreciation and amortization..........................     38,770              39,613

    Operating lease rentals................................     85,823              70,305

    Passenger food and beverages...........................     20,452              25,541

    All other..............................................    168,899             158,764
                                                              --------            --------

            Total..........................................    861,792             836,624
                                                              --------            --------

Operating loss.............................................    (99,486)            (54,191)
                                                              --------            --------

Other charges (credits):

    Interest expense.......................................     28,397              33,547

    Interest and investment income.........................     (2,951)             (6,086)

    Disposition of assets, gains and losses--net...........     (9,350)                214

    Other charges and credits--net.........................    (10,389)             (7,588)
                                                              --------            --------

            Total..........................................      5,707              20,087
                                                              --------            --------

Loss before income taxes and extraordinary items...........   (105,193)            (74,278)

Provision (credit) for income taxes........................    (35,161)            (37,171)
                                                              --------            --------

Loss before extraordinary items............................    (70,032)            (37,107)

Extraordinary items, net of income taxes...................     (1,532)                 --
                                                              --------            --------

Net loss...................................................    (71,564)            (37,107)

Preferred stock dividend requirements......................      3,869              23,998
                                                              --------            --------

Loss applicable to common shares...........................   $(75,433)           $(61,105)
                                                              ========            ========

Per share amounts:

    Loss before extraordinary item and special dividend
      requirement..........................................   $  (1.51)           $   (.98)

    Extraordinary item and special dividend requirement....       (.03)               (.48)
                                                              --------            --------

Net loss...................................................   $  (1.54)           $  (1.46)
                                                              ========            ========

                See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996
                            (AMOUNTS IN THOUSANDS)

                                                               MARCH 31,            DECEMBER 31,
                                                                 1997                   1996
                                                               ---------            ------------
                                                              (UNAUDITED)
                          ASSETS
Current assets:

    Cash and cash equivalents..............................   $  136,522             $  181,586

    Receivables, less allowance for doubtful accounts,
      $12,357 in 1997 and $12,939 in 1996..................      257,744                239,496

    Spare parts, materials and supplies, less allowance for
      obsolescence, $12,556 in 1997 and $11,563 in 1996....      104,134                111,239

    Prepaid expenses and other.............................       98,294                 54,121
                                                              ----------             ----------

            Total..........................................      596,694                586,442
                                                              ----------             ----------

Property:

    Property owned:

        Flight equipment...................................      387,351                339,150

        Prepayments on flight equipment....................       33,767                 39,072

        Land, buildings and improvements...................       59,457                 59,879

        Other property and equipment.......................       62,222                 60,750
                                                              ----------             ----------

            Total owned property...........................      542,797                498,851

        Less accumulated depreciation......................       82,949                 71,810
                                                              ----------             ----------

            Property owned--net............................      459,848                427,041
                                                              ----------             ----------

    Property held under capital leases:

        Flight equipment...................................      172,812                172,812

        Land, buildings and improvements...................       49,443                 54,761

        Other property and equipment.......................        6,943                  6,570
                                                              ----------             ----------

            Total property held under capital leases.......      229,198                234,143

        Less accumulated amortization......................       56,026                 46,977
                                                              ----------             ----------

            Property held under capital leases--net........      173,172                187,166
                                                              ----------             ----------

                Total property--net........................      633,020                614,207
                                                              ----------             ----------

Investments and other assets:

    Investments in affiliated companies....................      112,674                108,173

    Investments, receivables and other.....................      232,348                188,331

    Routes, gates and slots--net...........................      393,717                401,659

    Reorganization value in excess of amounts allocable to
      identifiable assets--net.............................      772,638                783,127
                                                              ----------             ----------

            Total..........................................    1,511,377              1,481,290
                                                              ----------             ----------

                                                              $2,741,091             $2,681,939
                                                              ==========             ==========

                     See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,             DECEMBER 31,
                                                                 1997                   1996
                                                               ---------             ------------
                                                              (UNAUDITED)

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:

    Current maturities of long-term debt...................   $   81,213             $   92,447

    Current obligations under capital leases...............       40,995                 42,501

    Advance ticket sales...................................      328,605                241,516

    Accounts payable, principally trade....................      231,830                216,675

    Accounts payable to affiliated companies...............        3,345                  4,894

    Accrued expenses:

        Employee compensation and vacations earned.........      112,740                116,846

        Contributions to retirement and pension trusts.....       14,766                 14,091

        Interest on debt and capital leases................       28,530                 39,420

        Taxes..............................................       24,233                 19,018

        Other accrued expenses.............................      218,182                203,184
                                                              ----------             ----------

                Total accrued expenses.....................      398,451                392,559
                                                              ----------             ----------

                Total......................................    1,084,439                990,592
                                                              ----------             ----------

Long-term liabilities and deferred credits:

    Long-term debt, less current maturities................      650,223                608,485

    Obligations under capital leases, less current
      obligations..........................................      211,080                220,790

    Postretirement benefits other than pensions............      472,841                471,171

    Noncurrent pension liabilities.........................       30,781                 30,716

    Other noncurrent liabilities and deferred credits......      105,908                122,080
                                                              ----------             ----------

                Total......................................    1,470,833              1,453,242
                                                              ----------             ----------

Shareholders' equity:

    8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and
      outstanding..........................................           39                     39

    Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding;
      1997--5,659; 1996--5,681.............................           57                     57

    Common stock, $0.01 par value, shares issued and
      outstanding: 1997--44,083; 1996--41,763..............          441                    418

    Additional paid-in capital.............................      571,799                552,544

    Accumulated deficit....................................     (386,517)              (314,953)
                                                              ----------             ----------

                Total......................................      185,819                238,105
                                                              ----------             ----------

                                                              $2,741,091             $2,681,939
                                                              ==========             ==========

                See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES


                     STATEMENTS OF CONSOLIDATED CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              ----------------------------
                                                                 1997               1996
                                                               --------           --------
Cash flows from operating activities:
    Net loss...............................................   $(71,564)           $(37,107)
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Employee earned stock compensation.............      1,280               4,984
            Depreciation and amortization..................     38,770              39,613
            Amortization of discount and expense on debt...      3,556               2,405
            Extraordinary loss on extinguishment of debt...      1,532                  --
            Interest paid in common stock..................      4,125              11,332
            Equity in undistributed earnings of affiliates
              not consolidated.............................     (4,704)             (1,521)
            Revenue from Icahn ticket program..............    (24,202)            (16,112)
            Net (gains)-losses on disposition of assets....     (9,350)                214
    Change in operating assets and liabilities:
        Decrease (increase) in:
            Receivables....................................    (14,684)            (68,540)
            Inventories....................................      5,917               8,528
            Prepaid expenses and other current assets......    (44,173)            (33,432)
            Other assets...................................     (8,658)             (7,197)
        Increase (decrease) in:
            Accounts payable and accrued expenses..........     19,614              (2,687)
            Advance ticket sales...........................     80,305              92,431
            Other noncurrent liabilities and deferred
              credits......................................    (14,112)            (17,918)
                                                              --------            --------
                Net cash used..............................    (36,348)            (25,007)
                                                              --------            --------

Cash flows from investing activities:
    Proceeds from sales of property........................     14,300                 324
    Capital expenditures, including aircraft pre-delivery
      deposits.............................................    (13,602)            (46,687)
    Net increase in investments, receivables and other.....    (26,509)            (18,535)
                                                              --------            --------
                Net cash used..............................    (25,811)            (64,898)
                                                              --------            --------

Cash flows from financing activities:
    Net proceeds from long-term debt and warrants issued...     47,175                  --
    Repayments on long-term debt and capital lease
      obligations..........................................    (31,546)            (25,894)
    Refund due to retirement of 1967 bonds.................      5,318                  --
    Net proceeds from sale of preferred stock..............         --             186,163
    Cash dividends paid on preferred stock.................     (3,869)                (15)
    Net proceeds from exercise of warrants.................         17                  26
                                                              --------            --------
                Net cash provided..........................     17,095             160,280
                                                              --------            --------

Net increase (decrease) in cash and cash equivalents.......    (45,064)             70,375

Cash and cash equivalents at beginning of period...........    181,586             304,340
                                                              --------            --------

Cash and cash equivalents at end of period.................   $136,522            $374,715
                                                              ========            ========

                See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                               STATEMENTS OF CONSOLIDATED CASH FLOWS

                        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (AMOUNTS IN THOUSANDS)
                                          (UNAUDITED)

                             SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                               1997               1996
                                                                              -------            -------
Cash paid during the period for:

    Interest...............................................................   $34,624            $33,116
                                                                              =======            =======

    Income taxes...........................................................   $     6            $    35
                                                                              =======            =======

Information about noncash operating, investing and financing activities:

    Promissory notes issued to finance aircraft acquisition................   $37,340            $    --
                                                                              =======            =======

    Promissory note issued to finance aircraft predelivery payments........   $ 1,532            $ 1,523
                                                                              =======            =======

    Common Stock issued in lieu of cash dividends..........................   $    --            $ 3,255
                                                                              =======            =======

    Property acquired and obligations recorded under new capital
      transactions.........................................................   $   373            $    --
                                                                              =======            =======

    Exchange of long-term debt for common stock:

        Debt cancelled including accrued interest,
          net of unamortized discount......................................   $ 9,330            $    --
                                                                              =======            =======

        Common Stock issued, at fair value.................................   $10,862            $    --
                                                                              =======            =======

        Extraordinary loss.................................................   $ 1,532            $    --
                                                                              =======            =======

ACCOUNTING POLICY

    For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 25% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits).

    The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

    The airline industry generally, and TWA specifically, has historically experienced seasonal changes between quarterly periods, with the second and third quarters usually out-performing the first and fourth. Accordingly, the results for the three months ended March 31, 1997 should not be read as an indicator of future results for the full year.

2. INCOME TAXES

    The income tax benefit recorded for the three months ended March 31, 1997 reflects a quarterly effective tax rate and management's current expectation of full year 1997 pre-tax profits. Considering the high level of non-deductible expenses in relation to expected 1997 annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax benefit recorded for the first quarter of 1997 was based upon the quarterly allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates. The 1996 first quarter tax benefit was determined using an estimated annual effective rate. Had an estimated quarterly effective rate been used, the tax benefit for the first three months of 1996 would have been $23.6 million.

3. EXTRAORDINARY ITEM

    In the three months ended March 31, 1997 the Company continued a series of privately negotiated exchanges with a significant holder of its 12% Senior Secured Reset Notes which resulted in the return to the Company of $10.3 million in 12% Senior Secured Reset Notes and approximately $69,000 in accrued interest thereon in exchange for the issuance of approximately 1.7 million shares of Company Common Stock. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $114 million. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company incurred an extraordinary non-cash charge of $1.5 million in the first quarter of 1997 representing the difference between the fair value of the Common Stock issued (based upon the trading price of the Company's Common Stock on the dates of the exchanges) and the carrying value of the 12% Senior Secured Reset Notes retired.

4. LOSS PER SHARE

    In computing the loss applicable to common shares for the three months ended March 31, 1997, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the average aggregate number of outstanding shares of Common Stock (43.1 million for the three months

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES ended March 31, 1997) and Employee Preferred Stock (5.9 million for the three months ended March 31, 1997) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in the three month period ended March 31, 1997 as their impact would have been anti-dilutive.

    The loss applicable to common shares for the three months ended March 31, 1996 was similarly computed with the net loss being increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock") (including amortization of the difference between the fair value of the 12% Preferred Stock on the date of issuance and the redemption value plus, with respect to the March 22, 1996 call for the redemption, a special dividend requirement of approximately $20.0 million to reflect the excess of the early redemption price over the carrying value of the 12% Preferred Stock) and on the 8% Preferred Stock issued in March 1996. In computing the related net loss per share, the loss applicable to common shares was divided by the average aggregate number of outstanding shares of Common Stock (36.3 million) and Employee Preferred Stock (5.5 million). No effect was given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock as the impact would have been anti-dilutive.

5. SENIOR SECURED NOTES AND REDEEMABLE WARRANTS

    In March 1997, the Company offered 50,000 Units ("Units"), with each Unit consisting of (i) one 12% Senior Secured Note due 2002 (a "Note"), in the principal amount of $1,000, and (ii) one Redeemable Warrant (a "Warrant") to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share (the "Offering"). The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in its FAA designated take-off and landing slots at three high-density, capacity-controlled airports, 2) currently owned and hereafter acquired defined ground equipment of the Company used at certain domestic airports and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three wholly-owned subsidiaries of TWA holding leasehold interests in gates and related support space at certain domestic airports served by the Company. The Company realized approximately $47.2 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company used approximately $0.5 million of the proceeds from the Offering to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.

    The Offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Units, Notes and Warrants and underlying shares of Common Stock issuable upon exercise of the Warrants are not registered under the Federal and state securities laws. The Company has agreed to use its best efforts to file registration statements with respect to (i) an offer to exchange registered Notes for any and all outstanding Notes, and (ii) the Warrants and underlying shares of Common Stock, and to thereby register the Notes and the Warrants under the Securities Act.

6. PREFERRED STOCK

    In March 1996, the Company completed an offering, pursuant to Rule 144A of the Securities Act, of 3,869,000 shares of its 8% Preferred Stock, with a liquidation preference of $50 per share. Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately 2.467 shares of Common Stock for each share of 8% Preferred Stock), subject to adjustment. Pursuant to the registration rights agreement between the Company and the initial purchasers of the 8% Preferred Stock, the Company filed a shelf registration statement effective August 16, 1996 to register resales of the 8% Preferred Stock, the Debentures (as defined below) and the underlying shares of Common Stock issuable upon conversion thereof.

    The 8% Preferred Stock may not be redeemed prior to March 15, 1999. On or after March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices.

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

    The 8% Preferred Stock may be exchanged at the option of the Company, in whole but not in part, for the Company's 8% Convertible Subordinated Debentures Due 2006 (the "Debentures") on any dividend payment date beginning March 15, 1998 at the rate of $50 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends on the 8% Preferred Stock to the date of exchange, whether or not earned or declared, have been paid or set aside for payment and certain other conditions are met.

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

7. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. While statement No. 128 is effective for the Company's fiscal year ending December 31, 1997, retroactive application will be required. The Company believes that the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

8. CONTINGENCIES

    There has not been any significant change in the status of the contingencies reflected in the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and each is subject to risk, uncertainties, and assumptions that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Some of, although not all, the uncertainties that might adversely impact TWA's future results of operations are described below.

    Following its emergence from bankruptcy in August 1995 (the "'95 Reorganization"), the Company experienced improved operating performance through the end of the second quarter of 1996. However, beginning in the third quarter of 1996, the Company's operating performance substantially deteriorated, which management now believes was largely due to an overly aggressive increase in capacity, resulting in excessive levels of flight cancellations and deterioration in on-time performance. The Company believes that this has adversely affected its unit revenues (principally yields) and costs. In response to this deterioration in operating performance, management has taken action to improve on-time performance and, also, schedule completion rates by, among other things, accelerating the maintenance for its narrow-body aircraft. Additionally, the Company has elected to phase out its wide-body B-747 and L-1011 fleets, reduce low yield domestic JFK feed service, consolidate for the near term most of its JFK operations into a single terminal and eliminate historically unprofitable international routes. These actions are designed to improve the Company's financial performance and make its product more competitive to the business segment which offers higher yields. The Company also took action to curtail maintenance services provided to third parties and to refocus those resources to its own maintenance operation. Management believes the above actions, initiated and performed during the latter part of 1996 and the first quarter of 1997, have already resulted in improved operational performance and schedule reliability; however, the Company's unit revenues, yields and cash position continue to be adversely affected by the negative impact on consumer demand created by the previous deterioration in operating performance, particularly in the higher-yield business traveler segment of the market. As a result of these factors, the Company anticipates that its 1997 second quarter financial performance will be worse than those reported for the second quarter of 1996.

GENERAL

    The airline industry is both cyclical and seasonal in nature. The Company's operating results are also significantly affected by competitive factors in the airline industry. Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures; (vii) the outcome of certain upcoming labor negotiations;
(viii) the possible reduction in yield due to a discount ticket program entered into by the Company with Karabu Corporation, an entity affiliated with Carl C. Icahn ("Karabu"), in connection with the '95 Reorganization and (ix) the impact of the public's perception of the crash of TWA Flight 800.

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

    TWA's passenger traffic data, for scheduled passengers only and excluding TWE, are shown in the table below for the indicated periods(1):

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,                      YEAR ENDED DECEMBER 31,
                                                                  -------------------            --------------------------------
                                                                   1997         1996              1996         1995         1994
                                                                  ------       ------            ------       ------       ------
TOTAL SYSTEM
Passenger revenues ($ millions)................................     $672         $678            $3,078       $2,836       $2,818
Revenue passenger miles (millions)<F2>.........................    5,673        5,847            27,111       24,902       24,906
Available seat miles (millions)<F3>............................    8,558        9,188            40,594       37,905       39,191
Passenger load factor <F4>.....................................     66.3%        63.6%             66.8%        65.7%        63.5%
Passenger yield (cents)<F5>....................................    11.84        11.59             11.35        11.39        11.31
Passenger revenue per available seat mile (cents)<F6>..........     7.85         7.38              7.58         7.48         7.19
Operating cost per available seat mile (cents)<F7>.............     9.86         8.82              8.76         8.12         8.45
Average daily utilization per aircraft (hours)<F8>.............     8.95         9.63              9.63         9.45         9.30
Aircraft in service at end of period...........................      185          183               192          188          185

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

    The Company's operating loss of $99.5 million and net loss of $71.6 million for the three months ended March 31, 1997 increased from the operating loss of $54.2 million and net loss of $37.1 million for the first quarter of 1996. This decline was the result of a $20.1 million (2.6%) decrease in operating revenues and a $25.2 million (3.0%) increase in operating expenses, while net non-operating charges decreased by $14.4 million (71.6%).

    The operating loss of $99.5 million for the quarter ended March 31, 1997 was $45.3 million greater than the operating loss of $54.2 million in the first quarter of 1996. The net loss of $71.6 million for the first quarter of 1997 was $34.5 million greater than TWA's net loss of $37.1 million for the first quarter of 1996. Additionally, the 1997 net loss included $1.5 million in extraordinary losses related to the early extinguishment of debt.

    Operating revenues of $762.3 million during the first quarter of 1997 were $20.1 million (2.6%) less than the comparable 1996 period primarily because of decreases in revenues from contract work ($9.2 million), passenger revenue ($6.1 million) and cargo revenue ($4.4 million).

    Capacity and traffic decreased in the first quarter of 1997 from the comparable period of 1996. System capacity, as measured by total available seat miles (ASMs), decreased by 7.1% during the first quarter of 1997 (representing decreases in domestic and international ASMs of 3.4% and 21.3%, respectively). The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the reduced number of narrow-body aircraft operated in the schedule to move more aircraft through required scheduled maintenance prior to the peak travel season. Passenger traffic volume, as measured by revenue passenger miles (RPMs) in scheduled service, during the first quarter of 1997 decreased 3.0% compared to the same period of 1996. Passenger load factor for the quarter ended March 31, 1997 was 66.3% compared to 63.6% in the same period of 1996. TWA's yield per passenger mile increased to 11.84 cents in 1997 from 11.59 cents in 1996.

    Operating expenses of $861.8 million in the first quarter of 1997 reflected an increase of $25.2 million (3.0%) over the operating expenses of $836.6 million for the three months ended March 31, 1996, representing a net change in the following expense groups:

    * Employment costs of $315.3 million for the first quarter of 1997 were $19.0 million (6.4%) more than the same period in 1996, primarily due to an increase in the average number of employees and overtime costs related to the accelerated maintenance schedules for the Company's narrow-body fleet and crew retraining in connection with changes in fleet composition. The Company had an average of 24,468 full-time equivalent employees in the first quarter of 1997 as compared to 23,450 in the first quarter of 1996.

    * Earned stock compensation charges of $1.3 million for the first quarter of 1997 and $5.0 million for the first quarter of 1996 represents primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. A substantial portion of the decrease is attributable to the lower trading price of the Common Stock during the first quarter of 1997 as compared to the first quarter of 1996.

    * Aircraft fuel and oil expense of $129.9 million for the first quarter of 1997 was $0.5 million greater than the expenses of $129.4 million for the three months ended March 31, 1996. Although total expenses increased only slightly the average cost of fuel per gallon increased from 66.58 cents in 1996 to 74.02 cents in 1997, but was offset, in large part, by a reduction in gallons consumed (175.5 million gallons in 1997 versus 194.3 million gallons in 1996).

    * Passenger sales commission expense of $57.6 million for the first quarter of 1997 was $6.4 million (10.0%) less than the comparable period in 1996 primarily due to a decrease in international passenger revenues related to the reduction in international capacity and reduced sales development commissions.

    * Aircraft maintenance materials and repairs expense of $43.7 million for the first three months of 1997 represented a decrease of $4.1 million (8.6%) from $47.8 million for the same period of 1996. The decrease was primarily the result of a 7.6% decrease in flying hours and a reduction in contract maintenance work.

    * Depreciation and amortization expense decreased $0.8 million in the first quarter of 1997 compared to the same period of 1996. Special charges recorded in the fourth quarter of 1996, related to international route authorities and aircraft to be disposed of, reduced depreciation and amortization in the first quarter of 1997 by approximately $3.2 million. The remaining increase is primarily attributed to the acquisition of additional aircraft.

    * Operating lease rentals of $85.8 million for the first quarter of 1997 were $15.5 million (22.0%) more than the rentals of $70.3 million for the first three months of 1996. The increase was primarily due to an increase in the average number of leased aircraft from 120 in 1996 to 132 in 1997 and higher lease rates attributable primarily to the addition of B-757 and MD-80/83 aircraft to the fleet.

    * Passenger food and beverage expense of $20.4 million during the first three months of 1997 represented a decrease of $5.1 million (20.0%) from $25.5 million during the first three months of 1996. The decrease is primarily due to the 21.9% reduction in the number of passengers boarded for international flights resulting from a 21.5% reduction in international scheduled ASMs and savings derived from changes and improved efficiencies in food and beverage service.

    * All other operating expenses of $168.9 million during the first three months of 1997 increased by $10.1 million (6.4%) from $158.8 million for the three months ended March 31, 1996. The increase was primarily due to additional crew accommodation expenses related to flight simulator training for pilots and an increase in computerized reservation system fees.

    Other charges (credits) were a net charge of $5.7 million for the first quarter of 1997 as compared to $20.1 million for the same period in 1996. Interest expense decreased $5.2 million in 1997 over 1996 as a result of the reduction of debt during 1996. Interest income decreased by $3.1 million in 1997 primarily as a result of lower levels of invested funds. Net gains from the disposition of assets were $9.4 million in the first quarter of 1997 as compared to a net loss of $0.2 million in the same period of 1996. The net gain in 1997 included gains of $7.3 million related to the sale of three gates at Newark International Airport and $2.1 million related to the sale of spare flight equipment. Other charges and credits-net improved $2.8 million in 1997 compared to 1996, primarily due to a $3.2 million improvement in the Company's share of earnings of Worldspan.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources.

  Liquidity

    The Company's consolidated cash and cash equivalents balance at March 31, 1997 was $136.5 million (including approximately $20.9 million in cash and cash equivalents held in its international operations and by its subsidiaries which, based upon various foreign monetary regulations and other factors, might not be immediately available to the Company), a $45.1 million decrease from the December 31, 1996 balance of $181.6 million. In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises and in March 1997, the Company raised approximately $47.2 million in net proceeds from the issuance of the Notes and Warrants (see Note 5 to the consolidated financial statements). The Company continues to pursue other projects intended to increase its cash balances.

    The net decrease in cash and cash equivalents during 1997 was due, in part, to the fact that cash used in operating activities in 1997 was $36.3 million as compared to 1996 when $25.0 million was used by operating activities. Pursuant to the eight-year Karabu Ticket Program Agreement between the Company and Karabu (the "Ticket Agreement") net discounted sales from tickets sold under the agreement are excluded from cash provided by operating activities as the related amounts were applied as a $20.6 million reduction to the outstanding balance of financing provided to TWA by Karabu (the "Icahn Loans"). Cash used in investing activities decreased $39.1 million from $64.9 million in 1996 to $25.8 million in 1997. A large part of this decrease was related to the reduction in capital expenditures and new aircraft predelivery deposits ($13.6 million in 1997 versus $46.7 million in 1996) and an increase of $14.0 million in proceeds from asset sales. Gross proceeds from assets sold during the first quarter of 1997 included $10.0 million for three gates at Newark International Airport and $4.3 million for spare flight equipment. Financing activities provided $17.1 million of cash in 1997, while such activities provided cash of $160.3 million in 1996. Proceeds from the issuance of the Notes and Warrants, as described in Note 5 to the consolidated financial statements, was $47.2 million in 1997. Repayments of long-term debt and capital leases required $5.7 million more cash in 1997 than in 1996. In 1996, net proceeds from the sale of 8% Preferred Stock were $186.2 million.

    As previously described, management has indicated that it is focusing on the improvement of TWA's schedule reliability and on-time performance and that it plans to accelerate the replacement of it's L-1011 and B-747 fleets with B-757, B-767 and MD-80 aircraft. Management believes that such operational changes have resulted in improvements to the Company's operating performance. However, the Company's unit revenues, yields and cash position continue to be adversely affected by the negative impact on consumer demand created by the previous deterioration in operating performance, particularly in the higher-yield business traveler segment of the market. As a result, it is anticipated that as a result of these factors, the Company's cash balances at June 30, 1997 will be a level significantly below that reported as of December 31, 1996. The Company believes that a substantial improvement in its operating results is necessary for TWA to maintain adequate liquidity to meet its obligations throughout the remainder of 1997. The achievement of these improved operating results are subject to significant uncertainties, including the Company's ability to achieve higher revenue yields and load factors, the cost of aircraft fuel, the Company's ability to finance or lease suitable replacement aircraft at reasonable rates and the containment of operating costs. No assurance can be given that any of the initiatives already implemented or any new initiatives, if implemented, will be successful, or if successful, that such initiatives will produce sufficient results for the Company to be successful in generating the operating revenues and cash required for profitable operations or future viability.

    In March 1997, the Company offered 50,000 Units, with each Unit consisting of (i) one 12% Senior Secured Note due 2002, in the principal amount of $1,000, and (ii) one Redeemable Warrant to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share. The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in its FAA designated take-off and landing slots at three high-density, capacity-controlled airports, 2) currently owned and hereafter acquired defined ground equipment of the Company used at certain domestic airports and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three wholly-owned subsidiaries of TWA holding leasehold interest in gates and related support space at certain domestic airports served by the Company. The Company realized approximately $47.2 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company used approximately $0.5 million of the proceeds from the Offering to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.

    In March 1996 the Company completed the sale of 3,869,000 shares of its 8% Preferred Stock for gross proceeds of approximately $193.5 million and net proceeds to the Company of approximately $186.2 million, after commissions and expenses. A portion of the net proceeds from the sale of the 8% Preferred Stock were used to redeem the Company's outstanding 12% Preferred Stock, pursuant to the terms thereof, at an aggregate redemption price of approximately $81.7 million, plus accrued dividends from February 1, 1996 to the redemption date of April 26, 1996. The Company utilized the balance of the net proceeds for general corporate purposes, including but not limited to, capital expenditures and increasing working capital.

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

    On June 14, 1995, the Company signed an agreement with Karabu pursuant to which the term of the Icahn Loans was extended from January 8, 1995 to January 8, 2001. Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities") consented to certain modifications to promissory notes (the "PBGC Notes") issued to a settlement trust on behalf of the Pension Benefit and Guaranty Corporation (the "PBGC") in connection with the Company's 1993
Chapter 11 Reorganization (the "'93 Reorganization") and the Icahn Entities agreed to refrain from exercising the right during 1995 to terminate certain pension plans covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA on the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. At March 31, 1997, the outstanding balance of the Icahn Loans was approximately $104.5 million (excluding approximately $2.5 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

    On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the Ticket Agreement. There are two categories of tickets under the Ticket Agreement: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

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

    The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At March 31, 1997, approximately $85.5 million of such proceeds had been applied to the principal balance of the Icahn Loans and $6.4 million had been applied to the PBGC Notes.

    The Company elected to pay all the interest due August 1, 1995 and February 1, 1996, and half the interest due February 1, 1997, on its 12% Senior Secured Reset Notes, in shares of Common Stock. The amount of such interest aggregated approximately $10.4 million, $10.2 million and $3.7 million, respectively, and resulted in the issuance of approximately 1.9 million, 1.1 million and 0.6 million shares of Common Stock on the respective dates. The Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, in shares of Common Stock.

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

  Commitments

    In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B-757 aircraft to be delivered in 1996 and 1997. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $50 million per annum over the lease terms after all 10 aircraft have been delivered. These aircraft have an initial lease term of 10 years. As of March 31, 1997, the Company has taken delivery of six leased B-757 aircraft. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten B-757 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement requires the delivery of the aircraft in 1997, 1998 and 1999, and provides for the purchase of up to ten additional aircraft. As of April 7, 1997 TWA has taken delivery of two manufacturer financed aircraft. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of eight of the original ten aircraft and obtained commitments for 100% lease financing of the total costs of the remaining two original aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which, given the Company's recent financial results, could make the availability of such debt and lease financing dependent upon the lender's and lessor's ongoing evaluation of and satisfaction with the financial condition of TWA.

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

    The Company has entered into an agreement to acquire fifteen new MD-83s from the manufacturer. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and April 1999.

    TWA has elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 32 of its DC-9 aircraft. The aggregate cost of these hush-kits is estimated to be $52 million, most of which has been financed by lessors with repayments being facilitated through increased rental rates.

  Certain Other Capital Requirements

    Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

  Availability of NOLs

    The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $625 million at December 31, 1996, which includes increases in the NOLs as originally filed. Such NOLs expire in 2008 through 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. In connection with the change of ownership caused by the '95 Reorganization, the Company elected to reduce its NOLs in accordance with Section 382 of the Code and regulations issued thereunder. If another ownership change were to occur prior to September 1997, the annual limitation on the Company's utilization of its then existing NOLs would be reduced to zero. Changes in ownership in periods thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. There can be no assurance that an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from tax net operating loss carryforwards arising prior to the Company's emergence from its '95 Reorganization on August 23, 1995 will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES. SALES OF UNREGISTERED SECURITIES

    Pursuant to certain Exchange Agreements with Elliott Associates L. P. and Westgate International L. P. reported on a Form 8-K filed on September 20, 1996, the Company exchanged 1,661,060 shares of Common Stock for $10.25 million principal amount of its 12% Senior Secured Reset Notes (the "Notes") plus approximately $0.07 million in accrued interest thereon in a series of transactions in the first quarter of 1997. An additional 719,378 shares of Common Stock were exchanged for an additional $4.5 million principal amount of Notes in April 1997. The Common Stock was issued pursuant to the exemption granted by Section 3(a)(9) of the Securities Act. The Notes were registered and issued pursuant to the Company's registration statement on Form S-4 filed with the Commission on May 12, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

           <F*>2.1    --Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to Registrant's
                        Registration Statement on Form S-4, Registration Number 33-84944, as amended)

           <F*>2.2    --Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental
                        Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to 6/95
                        10-Q)

           <F*>2.3    --Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of
                        Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95
                        10-Q)

           <F*>2.4    --Final Decree, dated December 28, 1995, related to the '95 Reorganization (Exhibit 2.7 to
                        12/31/95 Form 10-K)

           <F*>3(i)   --Third Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc.
                        (Exhibit 3(iv) to Registrant's Registration Statement on Form S-3,
                        Registration No. 333-04977)

           <F*>3(ii)  --Amended and Restated By-Laws of Trans World Airlines, Inc., effective May 24, 1996
                        (Exhibit 3(ii) to 6/96 10-Q)

           <F*>4.1    --Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust,
                        N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

           <F*>4.2    --IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated
                        August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee
                        (Exhibit to 9/93 10-Q)

           <F*>4.3    --IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated
                        August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA Trustee
                        (Exhibit 4.5 to 9/93 10-Q)

           <F*>4.4    --Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First
                        Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31,
                        1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

           <F*>4.5    --ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee
                        (Exhibit 4.7 to 9/93 10-Q)

           <F*>4.6    --Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee
                        Trustee (each as defined therein), as amended by the Addendum to Stockholders dated
                        November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

           <F*>4.7    --Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial
                        Significant Holders (Exhibit 4.9 to 9/93 10-Q)

           <F*>4.8    --Indenture between TWA and Shawmut Bank, National Association, dated November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93 10-Q)



           <F*>4.9    --Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

           <F*>4.10   --Indenture between TWA and American National Bank and Trust Company of Chicago, N.A.,
                        dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001
                        (Exhibit 4.12 to 9/93 10-Q)

           <F*>4.11   --Indenture between TWA and Shawmut Bank Connecticut, National Association, dated November
                        3, 1993 relating to TWA's 11% Senior Secured Notes Due 1997
                        (Exhibit 4.13 to 9/93 10-Q)

           <F*>4.12   --The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1,
                        1995 (Exhibit 4.12 to 9/95 10-Q)

           <F*>4.13   --TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994
                        (Exhibit 4.13 to 9/95 10-Q)

           <F*>4.14   --TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
                        (Exhibit 4.14 to 9/95 10-Q)

           <F*>4.15   --TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23,
                        1995 (Exhibit 4.15 to 9/95 10-Q)

           <F*>4.16   --Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due 2006
                        (Exhibit 4.16 to Registrant's Registration Statement on Form S-3, Registration No.
                        333-04977)

           10.1       --Form of Letter Agreement between TWA and executive officers (continuing employment)

           10.2       --Form of Letter Agreement between TWA and executive officers (new hire)

           10.3       --Consulting Agreement between TWA and David M. Kennedy dated as of December 16, 1996

           11         --Statement re computation of per share earnings

           27         --Financial Data Schedule (submitted only in electronic format)

      (b)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the first quarter of 1997.

--------
<F*> Incorporated by reference

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    TRANS WORLD AIRLINES, INC.

Dated: May 14, 1997                                 By: /s/ MICHAEL J. PALUMBO
                                                       -------------------------
                                                          Michael J. Palumbo
                                                       Senior Vice President and
                                                        Chief Financial Officer