Form 10-Q
period 1997-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1997-08-14
CIK 278327

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                        OUTSTANDING AS OF
         CLASS                            AUGUST 1, 1997
------------------------                ------------------
Common Stock, par value                     49,280,401
$0.01 per share

    In addition, as of August 1, 1997 there were 6,975,724 shares of Employee Preferred Stock outstanding.

===============================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                         STATEMENTS OF CONSOLIDATED OPERATIONS

                           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                      (UNAUDITED)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                              -----------------------         ---------------------------
                                                                1997           1996              1997             1996
                                                              --------       --------         ----------       ----------
Operating revenues:
    Passenger..............................................   $740,205       $839,000         $1,412,050       $1,516,932
    Freight and mail.......................................     31,318         37,043             62,807           72,947
    All other..............................................     72,919         89,765            131,891          158,362
                                                              --------       --------         ----------       ----------
            Total..........................................    844,442        965,808          1,606,748        1,748,241
                                                              --------       --------         ----------       ----------

Operating expenses:
    Salaries, wages and benefits...........................    302,508        309,437            617,816          605,761
    Earned stock compensation..............................      1,793             58              3,073            5,041
    Aircraft fuel and oil..................................    117,329        141,071            247,275          270,467
    Passenger sales commissions............................     65,423         73,648            122,994          137,588
    Aircraft maintenance materials and repairs.............     38,386         57,198             82,129          104,956
    Depreciation and amortization..........................     36,761         39,216             75,531           78,829
    Operating lease rentals................................     88,587         74,508            174,410          144,813
    Passenger food and beverages...........................     19,407         27,293             39,859           52,834
    All other..............................................    168,316        181,351            337,215          340,115
                                                              --------       --------         ----------       ----------
            Total..........................................    838,510        903,780          1,700,302        1,740,404
                                                              --------       --------         ----------       ----------
Operating income (loss)....................................      5,932         62,028            (93,554)           7,837
                                                              --------       --------         ----------       ----------

Other charges (credits):
    Interest expense.......................................     29,717         31,072             58,114           64,619
    Interest and investment income.........................     (3,067)        (5,740)            (6,018)         (11,826)
    Disposition of assets, gains and losses--net...........     (3,030)          (239)           (12,380)             (25)
    Other charges and credits--net.........................     (7,427)        (9,116)           (17,816)         (16,704)
                                                              --------       --------         ----------       ----------
            Total                                               16,193         15,977             21,900           36,064
                                                              --------       --------         ----------       ----------

Income (loss) before income taxes and extraordinary
  items....................................................    (10,261)        46,051           (115,454)         (28,227)
Provision (credit) for income taxes........................      1,734         20,789            (33,427)         (16,382)
                                                              --------       --------         ----------       ----------
Income (loss) before extraordinary items...................    (11,995)        25,262            (82,027)         (11,845)
Extraordinary items, net of income taxes...................     (2,405)            --             (3,937)              --
                                                              --------       --------         ----------       ----------
Net income (loss)..........................................    (14,400)        25,262            (85,964)         (11,845)
Preferred stock dividend requirements......................      3,869          4,814              7,738           28,812
                                                              --------       --------         ----------       ----------
Income (loss) applicable to common shares..................   $(18,269)      $ 20,448         $  (93,702)      $  (40,567)
                                                              ========       ========         ==========       ==========

Per share amounts:
    Earnings (loss) before extraordinary item and special
      dividend requirement.................................   $   (.31)      $    .46         $    (1.80)      $     (.49)
    Extraordinary item and special dividend requirement....       (.05)            --               (.08)            (.47)
                                                              --------       --------         ----------       ----------
Net income (loss)..........................................   $   (.36)      $    .46         $    (1.88)      $     (.96)
                                                              ========       ========         ==========       ==========

                                  See notes to consolidated financial statements

                            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1997 AND DECEMBER 31, 1996
                                      (AMOUNTS IN THOUSANDS)
                                                               JUNE 30,             DECEMBER 31,
                                                                 1997                   1996
                                                              ----------            ------------
                                                              (UNAUDITED)
                          ASSETS

Current assets:
    Cash and cash equivalents..............................   $  102,649             $  181,586
    Receivables, less allowance for doubtful accounts,
      $10,752 in 1997 and $12,939 in 1996..................      266,871                239,496
    Spare parts, materials and supplies, less allowance for
      obsolescence, $13,187 in 1997 and $11,563 in 1996....      101,717                111,239
    Prepaid expenses and other.............................      164,992                 93,424
                                                              ----------             ----------
            Total..........................................      636,229                625,745
                                                              ----------             ----------

Property:
    Property owned:
        Flight equipment...................................      427,769                339,150
        Prepayments on flight equipment....................       20,536                 39,072
        Land, buildings and improvements...................       60,317                 59,879
        Other property and equipment.......................       63,706                 60,750
                                                              ----------             ----------
            Total owned property...........................      572,328                498,851
        Less accumulated depreciation......................       91,158                 71,810
                                                              ----------             ----------
            Property owned--net............................      481,170                427,041
                                                              ----------             ----------
    Property held under capital leases:
        Flight equipment...................................      168,403                172,812
        Land, buildings and improvements...................       49,443                 54,761
        Other property and equipment.......................        7,189                  6,570
                                                              ----------             ----------
            Total property held under capital leases.......      225,035                234,143
        Less accumulated amortization......................       63,128                 46,977
                                                              ----------             ----------
            Property held under capital leases--net........      161,907                187,166
                                                              ----------             ----------
                Total property--net........................      643,077                614,207
                                                              ----------             ----------

Investments and other assets:
    Investments in affiliated companies....................      116,725                108,173
    Investments, receivables and other.....................      154,101                149,028
    Routes, gates and slots--net...........................      388,375                401,659
    Reorganization value in excess of amounts allocable to
      identifiable assets--net.............................      762,150                783,127
                                                              ----------             ----------
            Total..........................................    1,421,351              1,441,987
                                                              ----------             ----------
Total......................................................   $2,700,657             $2,681,939
                                                              ==========             ==========


                See notes to consolidated financial statements

                            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 1997 AND DECEMBER 31, 1996
                          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               JUNE 30,             DECEMBER 31,
                                                                 1997                   1996
                                                              ---------             ------------
                                                              (UNAUDITED)
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
    Current maturities of long-term debt...................   $   73,509             $   92,447
    Current obligations under capital leases...............       40,578                 42,501
    Advance ticket sales...................................      324,907                241,516
    Accounts payable, principally trade....................      236,819                216,675
    Accounts payable to affiliated companies...............        6,201                  4,894
    Accrued expenses:
        Employee compensation and vacations earned.........      111,904                116,846
        Contributions to retirement and pension trusts.....       15,388                 14,091
        Interest on debt and capital leases................       40,399                 39,420
        Taxes..............................................       19,211                 19,018
        Other accrued expenses.............................      188,743                174,753
                                                              ----------             ----------
                Total accrued expenses.....................      375,645                364,128
                                                              ----------             ----------
                Total......................................    1,057,659                962,161
                                                              ----------             ----------

Long-term liabilities and deferred credits:
    Long-term debt, less current maturities................      621,527                608,485
    Obligations under capital leases, less current
      obligations..........................................      198,009                220,790
    Postretirement benefits other than pensions............      473,878                471,171
    Noncurrent pension liabilities.........................       31,109                 30,716
    Other noncurrent liabilities and deferred credits......      130,091                150,511
                                                              ----------             ----------
                Total......................................    1,454,614              1,481,673
                                                              ----------             ----------

Shareholders' equity:
    8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and
      outstanding..........................................           39                     39
    Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding;
      1997--5,623; 1996--5,681.............................           56                     57
    Common stock, $0.01 par value, shares issued and
      outstanding: 1997--46,234; 1996--41,763..............          462                    418
    Additional paid-in capital.............................      588,744                552,544
    Accumulated deficit....................................     (400,917)              (314,953)
                                                              ----------             ----------
                Total......................................      188,384                238,105
                                                              ----------             ----------
Total......................................................   $2,700,657             $2,681,939
                                                              ==========             ==========

                See notes to consolidated financial statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (AMOUNTS IN THOUSANDS)
                                             (UNAUDITED)
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                              -----------------------------
                                                                1997                1996
                                                              --------            ---------
Cash flows from operating activities:
    Net loss...............................................   $(85,964)           $ (11,845)
        Adjustments to reconcile net loss to net cash used
          by operating activities:
            Employee earned stock compensation.............      3,073                5,041
            Depreciation and amortization..................     75,531               78,829
            Amortization of discount and expense on debt...      7,398                4,849
            Extraordinary loss on extinguishment of debt...      3,937                   --
            Interest paid in common stock..................      4,125               11,332
            Equity in undistributed earnings of affiliates
              not consolidated.............................     (8,846)              (5,328)
            Revenue from Icahn ticket program..............    (56,048)             (32,275)
            Net (gains)-losses on disposition of assets....    (12,380)                 (25)
    Change in operating assets and liabilities:
        Decrease (increase) in:
            Receivables....................................    (22,096)            (116,955)
            Inventories....................................      7,685                6,331
            Prepaid expenses and other current assets......    (62,076)             (81,621)
            Other assets...................................    (11,133)               3,696
        Increase (decrease) in:
            Accounts payable and accrued expenses..........     33,964               30,751
            Advance ticket sales...........................     69,032              166,839
            Other noncurrent liabilities and deferred
              credits......................................    (17,759)             (43,052)
                                                              --------            ---------
                Net cash provided (used)...................    (71,557)              16,567
                                                              --------            ---------
Cash flows from investing activities:
    Proceeds from sales of property........................     17,175                1,010
    Capital expenditures, including aircraft pre-delivery
      deposits.............................................    (33,340)             (74,942)
    Return of pre-delivery deposits related to leased
      aircraft.............................................     10,740                   --
    Net decrease in investments, receivables and other.....      7,198               14,670
                                                              --------            ---------
                Net cash provided (used)...................      1,773              (59,262)
                                                              --------            ---------
Cash flows from financing activities:
    Net proceeds from long-term debt and warrants issued...     47,175                2,750
    Proceeds from sale and leaseback of certain aircraft...     12,000                   --
    Repayments on long-term debt and capital lease
      obligations..........................................    (66,352)             (57,748)
    Refund due to retirement of 1967 bonds.................      5,318                   --
    Net proceeds from sale of preferred stock..............         --              186,163
    Redemption of 12% Preferred Stock......................         --              (81,749)
    Cash dividends paid on preferred stock.................     (7,738)              (6,751)
    Net proceeds from exercise of equity rights, warrants
      and options..........................................        444                   69
                                                              --------            ---------
                Net cash provided (used)...................     (9,153)              42,734
                                                              --------            ---------
Net increase (decrease) in cash and cash equivalents.......    (78,937)                  39
Cash and cash equivalents at beginning of period...........    181,586              304,340
                                                              --------            ---------
Cash and cash equivalents at end of period.................   $102,649            $ 304,379
                                                              ========            =========

                See notes to consolidated financial statements

                            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (AMOUNTS IN THOUSANDS)
                                            (UNAUDITED)

                                 SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                              --------------------------
                                                                               1997               1996
                                                                              -------            -------
Cash paid during the period for:

    Interest...............................................................   $42,866            $48,205
                                                                              =======            =======

    Income taxes...........................................................   $    76            $   121
                                                                              =======            =======

Information about noncash operating, investing and financing activities:

    Promissory notes issued to finance aircraft acquisition................   $74,668            $10,565
                                                                              =======            =======

    Promissory note issued to finance aircraft predelivery payments........   $ 3,071            $ 6,097
                                                                              =======            =======

    Common Stock issued in lieu of cash dividends..........................   $    --            $ 3,255
                                                                              =======            =======

    Property acquired and obligations recorded under new capital
      transactions.........................................................   $   619            $   596
                                                                              =======            =======

    Exchange of long-term debt for common stock:

        Debt cancelled including accrued interest, net of unamortized
          discount.........................................................   $25,528            $    --
                                                                              =======            =======

        Common Stock issued, at fair value.................................   $29,465            $    --
                                                                              =======            =======

        Extraordinary loss.................................................   $ 3,937            $    --
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

                See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

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

    The airline industry generally, and TWA specifically, has historically experienced seasonal changes between quarterly periods, with the second and third quarters usually out-performing the first and fourth. Accordingly, the results for the three months and six months ended June 30, 1997, should not be read as indicators of future results for the full year.

2. INCOME TAXES

    The Company presently expects that its full year 1997 results will require a provision for income taxes. Accordingly, the tax provision recorded in the second quarter, reflects management's current estimate of the annual effective tax rate. Considering the high level of non-deductible expenses in relation to expected 1997 annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pre-tax income levels), the income tax provision recorded for the second quarter of 1997 was based upon the quarterly allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3. EXTRAORDINARY ITEM

    During the six months ended June 30, 1997 the Company continued a series of privately negotiated exchanges with a significant holder of 12% Senior Secured Reset Notes which resulted in the return to the Company of $27.3 million in 12% Senior Secured Reset Notes and approximately $742,900 in accrued interest thereon in exchange for the issuance of approximately 3.9 million shares of Company Common Stock. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $97.0 million. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company incurred an extraordinary non-cash charge of $3.9 million in the first six months of 1997 representing the difference between the fair value of the Common Stock issued (based upon the trading price of the Company's Common Stock on the dates of the exchanges) and the carrying value of the 12% Senior Secured Reset Notes retired.

4. LOSS PER SHARE

    In computing the loss applicable to common shares for the three months and six months ended June 30, 1997, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the average aggregate number of outstanding shares of Common Stock (44.8 million and 44.0 million for the three months and six months ended June 30, 1997, respectively) and Employee Preferred Stock (6.1

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES million and 5.9 million for the three months and six months ended June 30, 1997, respectively) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in the three month and six month periods ended June 30, 1997 as their impact would have been anti-dilutive.

    The loss applicable to common shares for the three months and six months ended June 30, 1996 was similarly computed with the net income (loss) being reduced (increased) by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock") (including amortization of the difference between the fair value of the 12% Preferred Stock on the date of issuance and the redemption value plus, with respect to the March 22, 1996 call for the redemption, a special dividend requirement of approximately $20.0 million to reflect the excess of the early redemption price over the carrying value of the 12% Preferred Stock) and on the 8% Preferred Stock issued in March 1996. In computing the related net income (loss) per share, the income (loss) applicable to common shares was divided by the average aggregate number of outstanding shares of Common Stock (36.9 million and 36.6 million for the three months and six months ended June 30, 1996, respectively) and Employee Preferred Stock (5.7 million and 5.6 million for the three months and six months ended June 30, 1996, respectively). When dilutive, effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock. Fully diluted earnings per share for the three months ended June 30, 1996 reflects the assumed conversion of the 8% Preferred Stock into Common Stock.

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

    The Offering was made pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Units, Notes and Warrants and underlying shares of Common Stock issuable upon exercise of the Warrants were not registered under the Federal and state securities laws. The Company filed registration statements with respect to (i) an offer to exchange registered Notes for any and all outstanding Notes, and (ii) the Warrants and underlying shares of Common Stock, and to thereby register the Notes and the Warrants under the Securities Act. These registration statements became effective on July 29, 1997.

6. PREFERRED STOCK

    In March 1996, the Company completed an offering of 3,869,000 shares of its 8% Preferred Stock, with a liquidation preference of $50 per share. Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of Common Stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately 2.467 shares of Common Stock for each share of 8% Preferred Stock), subject to adjustment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future financial condition or results of operations. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and each is subject to risk, uncertainties, and assumptions that could cause actual results to differ from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Some of, although not all, the uncertainties that might impact TWA's future financial condition and results of operations are described below.

    Following its emergence from bankruptcy in August 1995 (the "'95 Reorganization"), the Company experienced improved operating performance through the end of the second quarter of 1996. However, beginning in the third quarter of 1996, the Company's operating performance substantially deteriorated, which management now believes was largely due to an overly aggressive increase in capacity, resulting in excessive levels of flight cancellations and deterioration in on-time performance. The Company believes that this has adversely affected its unit revenues (principally yields) and costs. In response to this deterioration in operating performance, management has taken action to improve on-time performance and, also, schedule completion rates by, among other things, accelerating the maintenance for its narrow-body aircraft. Additionally, the Company has elected to phase out its wide-body B-747 and L-1011 fleets, upgrade the Company's fleet by the addition of new and newer vintage B-757, B-767 and MD-80 series aircraft, reduce low yield domestic JFK feed service, consolidate for the near term most of its JFK operations into a single terminal and eliminate historically unprofitable international routes. In addition, the Company has commenced programs such as improvements to the Company's frequent flier program and expansion of the first class cabin to afford more opportunities for service class upgrades which are designed to regain business travelers and improve yield. These actions are designed to improve the Company's financial performance and make its product more competitive to the business segment which provides higher yields. The Company also took action to curtail maintenance services provided to third parties and to refocus those resources to its own maintenance operation. The above actions, initiated and performed during the latter part of 1996 and throughout 1997, have resulted in improved operational performance and schedule reliability; however, the Company's unit revenues, yields and cash position have been adversely affected by the negative impact on consumer demand created by the previous deterioration in operating performance, particularly in the higher-yield business traveler segment of the market.

GENERAL

    The airline industry is both cyclical and seasonal in nature. The Company's operating results are also significantly affected by competitive factors in the airline industry. Significant variations in annual operating revenues and operating expenses have been experienced historically by TWA and are expected to continue in the future. Numerous uncertainties concerning the level of revenues and expenses always exist and it is not possible to predict the potential impact of such uncertainties upon TWA's results of operations. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements requiring additional capital expenditures; (vii) the outcome of labor negotiations; (viii) the possible reduction in yield due to a discount ticket program entered into by the Company with Karabu Corporation, an entity affiliated with Carl C. Icahn ("Karabu"), in connection with the '95 Reorganization and (ix) the impact of the public's perception of the crash of TWA Flight 800.

    The Company's operating results for any interim period are not necessarily indicative of those for the entire year due to seasonal fluctuations. The second and third quarter results have historically been more favorable for the Company due to increased leisure travel on both domestic and international routes during the spring and summer months.

    The Company's ability to continue to improve its financial position and meet its financial obligations will depend upon a variety of factors, including: improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, continued operating cost controls, and the Company's ability to attract new capital. The Company has already implemented the actions described above which are designed to improve the Company's financial performance and make its product more attractive to the business segment which provides higher yields, however, no assurance can be given that the Company will be successful in generating the operating results required for future viability.

    TWA's passenger traffic data, for scheduled passengers only, are shown in the table below for the indicated periods<F1>:

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,                      YEAR ENDED DECEMBER 31,
                                                                  -------------------            --------------------------------
                                                                   1997         1996              1996         1995         1994
                                                                  ------       ------            ------       ------       ------
TOTAL SYSTEM
Passenger revenues ($ millions)................................   $1,412       $1,517            $3,078       $2,836       $2,818
Revenue passenger miles (millions)<F2>.........................   12,057       12,879            27,111       24,902       24,906
Available seat miles (millions)<F3>............................   17,696       19,258            40,594       37,905       39,191
Passenger load factor<F4>......................................     68.1%        66.9%             66.8%        65.7%        63.5%
Passenger yield (cents)<F5>....................................    11.71        11.78             11.35        11.39        11.31
Passenger revenue per available seat mile (cents)<F6>..........     7.98         7.88              7.58         7.48         7.19
Operating cost per available seat mile (cents)<F7>.............     9.38         8.76              8.76         8.12         8.45
Average daily utilization per aircraft (hours)<F8>.............     9.18         9.78              9.63         9.45         9.30
Aircraft in service at end of period...........................      190          187               192          188          185

--------
<F1> Excludes subsidiary companies.

<F2> The number of scheduled miles flown by revenue passengers.

<F3> The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

<F4> Revenue passenger miles divided by available seat miles.

<F5> Passenger revenue per revenue passenger mile.

<F6> Passenger revenue divided by scheduled available seat miles.

<F7> Operating expenses, excluding special charges, earned stock compensation, other nonrecurring charges and subsidiaries, divided by total available seat miles.

<F8> The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

    The Company's operating income of $5.9 million for the three months ended June 30, 1997 decreased $56.1 million from operating income of $62.0 million for the second quarter of 1996. The Company had a net loss of $14.4 million for the second quarter of 1997 compared to net income of $25.3 million for the second quarter of 1996. The second quarter 1997 net loss included a $2.4 million non-cash extraordinary loss related to the early extinguishment of debt.

    Operating revenues of $844.4 million during the second quarter of 1997 were $121.4 million (12.6%) less than the comparable 1996 period primarily because of decreases in scheduled passenger revenues ($98.8 million) and cargo revenue ($5.7 million). Revenues from contract work declined $14.4 million primarily due to the elimination of a government maintenance contract.

    Capacity and traffic decreased in the second quarter of 1997 from the comparable period of 1996. System capacity, as measured by scheduled available seat miles (ASMs), decreased by 9.1% during the second quarter of 1997 (representing decreases in domestic and international ASMs of 1.8% and 30.1%, respectively). The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. Passenger traffic volume, as measured in revenue passenger miles (RPMs) in scheduled service, during the second quarter of 1997 decreased 9.2% compared to the same period of 1996. Passenger load factor for the quarter ended June 30, 1997 was 69.76% compared to 69.83% in the same period of 1996. TWA's yield per passenger mile decreased from 11.93 cents in 1996 to 11.60 cents in 1997.

    Operating expenses of $838.5 million in the second quarter of 1997 reflected a decrease of $65.3 million (7.2%) from the operating expenses of $903.8 million for the three months ended June 30, 1996, representing a net change in the following expense groups:

    * Employment costs of $302.5 million for the second quarter of 1997 were $6.9 million (2.2%) less than the same period in 1996, primarily due to a decrease in the average number of employees. The Company had an average of 23,850 full-time equivalent employees in the second quarter of 1997 as compared to 24,169 in the second quarter of 1996. Flight attendants and passenger service agents were the primary groups impacting the decrease.

    * Earned stock compensation charges of $1.8 million for the second quarter of 1997 and $58 thousand for the second quarter of 1996 represents primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. A substantial portion of the increase is attributable to the increasing trading price of the Common Stock during the second quarter of 1997 compared to a decline in the trading price during the second quarter of 1996.

    * Aircraft fuel and oil expense of $117.3 million for the second quarter of 1997 was $23.8 million (16.9%) less than the expenses of $141.1 million for the three months ended June 30, 1996. The decrease was due to a reduction in the average cost of fuel (from 67.15 cents per gallon in 1996 to 63.77 cents per gallon in 1997) and a reduction in gallons consumed (184.0 million gallons in 1997 versus 210.1 gallons in 1996) due to the replacement of B-747 and L-1011 aircraft with B-757 and B-767 aircraft and a reduction in international flying.

    * Passenger sales commission expense of $65.4 million for the second quarter of 1997 was $8.2 million (11.2%) less than the comparable period in 1996 primarily due to the 11.8% decrease in scheduled passenger revenues.

    * Aircraft maintenance materials and repairs expense of $38.4 million for the second quarter of 1997 represented a decrease of $18.8 million (32.9%) from the $57.2 million for the same period of 1996. The decrease was primarily the result of the introduction of new B-757 and MD-80/83 aircraft into the fleet as replacements for B-747, L-1011 and B-727 aircraft and a reduction in contract maintenance work performed.

    * Depreciation and amortization expense decreased $2.5 million in the second quarter of 1997 compared to the same period of 1996. Special charges recorded in the fourth quarter of 1996, related to international route authorities and aircraft to be disposed of, reduced depreciation and amortization in the second quarter of 1997 by approximately $3.2 million. The remaining increase is primarily attributed to the addition of B-757 and MD-80/83 aircraft to TWA's fleet.

    * Operating lease rentals of $88.6 million for the second quarter of 1997 were $14.1 million (18.9%) more than the rentals of $74.5 million for the second quarter of 1996. The increase was primarily due to an increase in the average number of leased aircraft from 121 in the second quarter of 1996 to 136 in the comparable period of 1997, and higher lease rates attributable primarily to the addition of new B-757 and MD-80/83 aircraft to the fleet.

    * Passenger food and beverage expense of $19.4 million during the second quarter of 1997 represented a decrease of $7.9 million (28.9%) from $27.3 million during the second quarter of 1996. The decrease was primarily due to the 32.4% reduction in the number of passengers boarded for international flights resulting from the 30.1% reduction in international scheduled ASMs and savings derived from changes and improved efficiencies in food and beverage service.

    * All other operating expenses of $168.3 million during the second quarter of 1997 decreased by $13.0 million (7.2%) from $181.4 million for the three months ended June 30, 1996. The decrease was primarily due to a decrease in outside services purchased ($7.2 million). Additionally, international navigational facility user charges ($2.6 million) and advertising expenses ($2.2 million) decreased year over year for the second quarter.

    Other charges (credits) were a net charge of $16.2 million for the second quarter of 1997 as compared to $16.0 million for the same period in 1996. Interest expense decreased $1.4 million in 1997 over 1996 as a result of the reduction of debt during 1996 and 1997. Interest income decreased by $2.7 million in 1997 primarily as a result of lower levels of invested funds. Net gains from the disposition of assets were $3.0 million in the second quarter of 1997 as compared to a net gain of $239 thousand in the same period of 1996. The net gain in the second quarter of 1997 included a gain of $1.1 million related to the sale of a B-747 JT9D aircraft engine. Other charges and credits-net decreased from a net credit of $9.1 million for the second quarter of 1996 to a net credit of $7.4 million for the second quarter of 1997.

    A tax provision of $1.7 million was recorded in the second quarter of 1997 compared to a tax provision of $20.8 million recorded in the second quarter of 1996. The Company presently expects that its full year 1997 results will require a provision for income taxes. Accordingly, the tax provision recorded in the second quarter, reflects management's current estimate of the annual effective tax rate.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

    Total operating revenues of $1,606.7 million for the six months ended June 30, 1997 were $141.5 million (8.1%) less than the comparable 1996 period, primarily because of $104.9 million (6.9%) decrease in scheduled passenger revenue, a $23.6 million (56.9%) decrease in contract revenue and a $10.1 million (13.9%) decrease in cargo revenues.

    Capacity and traffic decreased in the six months ended June 30, 1997 from the comparable period of 1996. System capacity, as measured by scheduled available seat miles (ASMs), decreased 8.1 % during the first six months of 1997 (representing decreases in domestic and international ASMs of 2.5% and 26.5%, respectively). The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. Passenger traffic volume, as measured by revenue passenger miles (RPMs) in scheduled service, during the first six months of 1997 decreased 6.4% compared to the same period of 1996. Passenger load factor for the six months ended June 30, 1997 was 68.13% compared to 66.88% in the same period of 1996. TWA's yield per passenger mile decreased from 11.78 cents in 1996 to 11.71 cents in 1997.

    Operating expenses of $1,700.3 million in the first six months of 1997 reflected a decrease of $40.1 million (2.3%) from the operating expenses of $1,740.4 million for the six months ended June 30, 1996, representing a net change in the following expense groups:

    * Employment costs of $617.8 million for the first six months of 1997 were $12.0 million (2.0%) more than the same period of 1996, primarily due to overtime costs during the first quarter of 1997 related to the accelerated maintenance schedules for the Company's narrow-body fleet and crew retraining in connection with changes in fleet composition. Additionally, the average number of full-time equivalent employees increased from 23,810 during the first six months of 1996 to 24,159 during the comparable 1997 period. The six month averages were more heavily weighted by the increase in employees during the first three months of 1997 (1,018 compared to the first three months of 1996) than by the decrease in employees during the second three months of 1997 (319 compared to the second three months of 1996).

    * Earned stock compensation charges of $3.1 million for the first six months of 1997 and $5.0 million for the first six months of 1996 represent primarily the non-cash compensation charges recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. A substantial portion of the decrease is attributable to the decline in trading price of the Common Stock during the first six months of 1997 as compared to the first six months of 1996. Additional non-cash charges of approximately $6.4 million will be recorded in July 1997 due to the distribution of additional shares of common stock and Employee Preferred Stock pursuant to an employee stock incentive plan (ESIP or Plan).

    * Aircraft fuel and oil expense of $247.3 million for the first six months of 1997 decreased $23.2 million (8.6%) from expenses of $270.5 million for the six months ended June 30, 1996. Expenses decreased due to a 11.1% reduction in consumption (359,542 million gallons in 1997 versus 404,416 million gallons in 1996), which was partially offset by a 2.8% increase in the average cost of fuel per gallon (from 66.88 cents in the first six months of 1996 compared to 68.77 cents in 1997).

    * Passenger sales commission expense of $123.0 million for the first six months of 1997 was $14.6 million (10.6%) less than the comparable period in 1996 primarily due to a 6.9% decrease in passenger revenues and reduced sales development commissions.

    * Aircraft maintenance materials and repairs expense of $82.1 million for the first six months of 1997 represented a decrease of $22.8 million (21.7%) from $104.9 million for the same period of 1996. The decrease was primarily the result of the introduction of new B-757 and MD-80/83 aircraft into the fleet as replacements for B-747, L-1011 and B-727 aircraft, a reduction in contract maintenance work and a 5.8% decrease in flying hours.

    * Depreciation and amortization expense decreased $3.3 million in the first six months of 1997 compared to the same period of 1996. Special charges recorded in the fourth quarter of 1996, related to international route authorities and aircraft to be disposed of, reduced depreciation and amortization in the first six months by approximately $6.4 million but was offset, in part, by the depreciation expense on the new aircraft that the Company has acquired.

    * Operating lease rentals of $174.4 million for the first six months of 1997 were $29.6 million (20.4%) more than the rentals of $144.8 million for the first six months of 1996. The increase was primarily due to an increase in the average number of leased aircraft from 120 in 1996 to 134 in 1997 and higher lease rates attributable primarily to the addition of new B-757 and MD-80/83 aircraft to the fleet.

    * Passenger food and beverage expense of $39.9 million during the first six months of 1997 represented a decrease of $12.9 million (24.6%) from $52.8 million for the first six months of 1996. The decrease was primarily due to a 27.2% reduction in the number of passengers boarded for international flights resulting from a 26.5% reduction in international scheduled ASMs and savings derived from changes and improved efficiencies in food and beverage service.

    * All other operating expenses of $337.2 million during the first six months of 1997 decreased by $2.9 million (0.9%) from $340.1 million for the six months ended June 30, 1996. Due to a 3.8% reduction in departures in the first six months of 1997 compared to the same period of 1996, landing fees decreased $2.6 million.

    Other charges (credits) were a net charge of $21.9 million for the first six months of 1997 as compared to $36.1 million for the same period in 1996. Interest expense decreased $6.5 million in 1997 from 1996 as a result of the reduction of debt in 1996 and 1997. Interest income decreased $5.8 million in 1997 primarily as a result of lower levels of invested funds. Net gains from the disposition of assets were $12.4 million in the first six months of 1997 as compared to net gains of $25 thousand in the same period of 1996. The net gains in 1997 included gains of $7.3 million related to the sale of three gates at Newark International Airport, $2.1 million related to the sale of spare flight equipment, and $1.1 million related to the sale of a B-747 JT9D engine. Other charges and credits-net for the first half of 1997 were a net credit of $17.8 million compared to a net credit of $16.7 million in the first half of 1996, primarily due to a $3.5 million improvement in the Company's share in earnings of Worldspan.

LIQUIDITY AND CAPITAL RESOURCES

    The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources.

  Liquidity

    The Company's consolidated cash and cash equivalents balance at June 30, 1997 was $102.6 million (including amounts held in its international operations and by its subsidiaries which, based upon various foreign monetary regulations and other factors, might not be immediately available to the Company), a $79.0 million decrease from the December 31, 1996 balance of $181.6 million. This reduction in the Company's cash balances resulted from, among other factors, continued adverse effects during the first half of 1997 of the negative impact on consumer demand of the loss of Flight 800 in July 1996 and difficulties experienced in the last two quarters of 1996 in operating performance. Although the Company's operational performance has substantially improved during 1997, the residual effects of these 1996 events continued throughout the first two quarters of 1997 and may continue in subsequent quarters. However, the Company has taken various initiatives, discussed above, designed to improve the Company's financial performance.

    In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises. In March 1997, the Company raised approximately $47.2 million in net proceeds from the issuance of the Notes and Warrants (see Note 5 to the consolidated financial statements). The Company is also pursuing other projects intended to increase cost efficiencies and enhance revenues, thereby increasing its cash balances. In addition, the Company continues to pursue projects intended to increase its liquidity including the refinancing of both the Icahn Loans and the 12% Senior Secured Reset Notes to realize the asset value of existing security over the current outstanding debt balances.

    The net decrease in cash and cash equivalents during the first six months of 1997 was due, in part, to the fact that cash used in operating activities in 1997 was $71.6 million as compared to 1996 when $16.6 million was provided by operating activities. Pursuant to the eight-year Karabu Ticket Program Agreement between the Company and Karabu (the "Ticket Agreement"), net discounted sales from tickets sold under the agreement are excluded from cash provided by operating activities as the related amounts were applied as a $53.7 million reduction to the outstanding balance of financing provided to TWA by Karabu (the "Icahn Loans"). Cash provided by investing activities was $1.8 million in 1997 versus cash used of $59.3 million in 1996. A large part of this change was related to a reduction in new aircraft predelivery deposits ($7.2 million in 1997 versus $32.2 million in 1996) and an increase of $16.2 million in proceeds from asset sales. Gross proceeds from assets sold during the first six months of 1997 included $10.0 million for three gates at Newark International Airport and $7.2 million for spare flight equipment, aircraft and engines. Financing activities used $9.2 million of cash in 1997, while such activities provided cash of $42.7 million in 1996, primarily related to net proceeds of $186.2 million from the sale of 3,869,000 shares of 8% Preferred Stock in March 1996. Proceeds from the issuance of the Notes and Warrants, as described in Note 5 to the consolidated financial statements, was $47.2 million in 1997. Repayments of long-term debt and capital leases required $8.6 million more cash in 1997 than in 1996.

    As previously described, management has indicated that it is focusing on the improvement of TWA's schedule reliability and on-time performance and that it plans to accelerate the replacement of it's L-1011 and B-747 fleets with B-757, B-767 and MD-80/83 aircraft. Such operational changes have resulted in improvements of the Company's operating performance. During the second quarter of 1997, TWA significantly improved its on time performance ranking as measured by the Department of Transportation statistics. However, the Company's unit revenues, yields and cash position have been adversely affected by the negative impact on consumer demand created by the previous deterioration in operating performance, particularly in the higher-yield business traveler segment of the market. The Company believes that a substantial improvement in its operating results is necessary for TWA to maintain adequate liquidity to meet its obligations throughout the remainder of 1997. In addition, the Company has commenced programs such as improvements to the Company's frequent flier program and expansion of the first class cabin to afford more opportunities for service class upgrades which are designed to regain business travelers and improve yield. The achievement of these improved operating results are subject to significant uncertainties, including the Company's ability to achieve higher revenue yields and load factors, the cost of aircraft fuel, the Company's ability to finance or lease suitable replacement aircraft at reasonable rates and the containment of operating costs. No assurance can be given that any of the initiatives already implemented or any new initiatives, if implemented, will be successful, or if successful, that such initiatives will produce sufficient results for the Company to be successful in generating the operating revenues and cash required for profitable operations or future viability.

    As part of the Company's effort to continue to improve operating results, on July 22, 1997, the Company announced the planned reduction of approximately 1,000 jobs during the remainder of 1997 in the areas of maintenance, airport operations and reservations. The decreased headcount in maintenance reflects reduced maintenance needs for the newer aircraft added to the Company's fleet during 1996 and 1997. The reductions are being made through a combination of layoffs and attrition.

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

    On June 14, 1995, the Company signed an agreement with Karabu pursuant to which the term of the Icahn Loans was extended from January 8, 1995 to January 8, 2001. Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities") consented to certain modifications to promissory notes (the "PBGC Notes") issued to a settlement trust on behalf of the Pension Benefit and Guaranty Corporation (the "PBGC") in connection with the Company's 1993 Chapter 11 Reorganization (the "'93 Reorganization") and the Icahn Entities agreed to refrain from exercising the right during 1995 to terminate certain pension plans covering employees of the Company as to which Mr. Icahn and the Icahn Entities assumed certain obligations in the '93 Reorganization. Any such termination would not increase the obligations of TWA on the PBGC Notes or other obligations of TWA to Mr. Icahn, the Icahn Entities or the PBGC. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. At June 30, 1997, the outstanding balance of the Icahn Loans was approximately $71.4 million (excluding approximately $3.6 million in accrued and unpaid interest). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

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

    To endeavor to eliminate this issue from the various disputes with Mr. Icahn, the Company has deposited an amount equal to the appraised fair market value of the aircraft in question with a security trustee and requested the release of the liens on such aircraft. To date, the Trustee has not released such liens. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County Circuit Court. If Karabu's interpretation as to sales of discount tickets to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

    Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. On March 24, 1997, the Federal District Court for the Southern District of New York, on the Company's motion, dismissed the suit in its entirety. On August 11, 1997, the Company was advised that Karabu and another entity controlled by Mr. Icahn have filed another suit alleging violation of the Ticket Agreement, this time against six senior officers of the Company in New York state court. This suit is substantially similar to the previous action.

    Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

    The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At June 30, 1997, approximately $118.6 million of such proceeds had been applied to the principal balance of the Icahn Loans and $6.4 million had been applied to the PBGC Notes.

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

  Capital Resources

    During the six months ended June 30, 1997 the Company continued a series of privately negotiated exchanges with a significant holder of 12% Senior Secured Reset Notes which resulted in the return to the Company of $27.3 million in 12% Senior Secured Reset Notes and approximately $742,900 in accrued interest thereon in exchange for the issuance of approximately 3.9 million shares of Company Common Stock. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $97 million.

    TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from the sale of assets. Substantially all of TWA's strategic and non-strategic assets, including its owned aircraft, ground equipment, gates, slots and overhaul facilities, have been pledged to secure various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of applicable financing agreements, generally require payment of the indebtedness secured thereby, which indebtedness in many cases would likely exceed the immediately realizable value of such assets. The Company has, however, significantly reduced the principal balance outstanding on the Icahn Loans and the 12% Senior Secured Reset Notes to the extent and in the manner described herein. The Company is currently looking to improve liquidity by refinancing both the Icahn Loans and the 12% Senior Secured Reset Notes to realize the asset value of the existing security over the current outstanding debt balances. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.

  Commitments

    In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B-757 aircraft to be delivered in 1996 and 1997. These aircraft have an initial lease term of 10 years. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten B-757 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement requires the delivery of the aircraft in 1997, 1998 and 1999, and provides options for the purchase of up to ten additional aircraft. During June of 1997, TWA entered into a leasing arrangement for the third aircraft to be delivered under the purchase agreement. As of August 1, 1997 TWA has taken delivery of two manufacturer financed aircraft and eleven leased aircraft. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of eight of the original ten aircraft and obtained commitments for 100% lease financing of the total costs of the remaining two original aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which, given the Company's recent financial results, could make the availability of such debt and lease financing dependent upon the lender's and lessor's ongoing evaluation of and satisfaction with the financial condition of TWA.

    In July 1997, TWA reached agreement for the acquisition, by lease, of a new Boeing 767-300 aircraft to be delivered in the first quarter of 1998. The longer-range 300 series aircraft will be utilized on TWA's international routes.

    TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.1 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide options for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

    The Company has entered into an agreement to acquire fifteen new MD-83s from the manufacturer. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of August 1, 1997 two aircraft have been delivered.

    TWA has elected to comply with the transition requirements of the Airport Noise and Capacity Act of 1990 by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December
1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. To comply with the 1996 requirement, the Company retrofitted, by means of engine hush-kits, 32 of its DC-9 aircraft. As of June 30, 1997, hush kits have been installed on 67 DC-9 engines at an aggregate cost of approximately $55 million, most of which was financed by lessors with repayments being facilitated through increased rental rates.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On August 11, 1997 the Company was advised that Karabu and Global Discount Travel Services, LLC ("Global") another entity controlled by Mr. Icahn had filed suit on August 8, 1997 in New York state court, county of New York, against six senior officers of the Company. The suit alleges interference with Global's rights under the Ticket Agreement by terminating or threatening to terminate travel agencies' appointments to sell TWA tickets if such travel agencies do business with Global. This suit is substantially similar to one filed in March 1996 by Karabu and dismissed by the federal court in New York in March 1997. The defendants have not yet filed an answer.

ITEM 2. CHANGES IN SECURITIES.

    SALES OF UNREGISTERED SECURITIES

    Pursuant to certain Exchange Agreements with Elliott Associates L. P. and Westgate International L. P. reported on a Form 8-K filed on September 20, 1996, the Company exchanged 2,291,015 shares of Common Stock for $17.50 million principal amount of its 12% Senior Secured Reset Notes (the "Reset Notes") plus approximately $0.7 million in accrued interest thereon in a series of transactions in the second quarter of 1997. An additional 3,588,361 shares of Common Stock have been exchanged for an additional $23.05 million principal amount of Reset Notes in the third quarter of 1997. The Common Stock was issued pursuant to the exemption granted by Section 3(a)(9) of the Securities Act of 1933. The Reset Notes were registered and issued pursuant to the Company's registration statement on Form S-4 filed with the Commission on May 12, 1995.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of TWA was held on May 29, 1997. The following matters were considered and acted upon at the Annual Meeting:

    1. The election of five Class I Directors of the Company for terms ending with the 1998 Annual Meeting of Stockholders and until their successors are elected and qualified.

    The following individuals were elected Directors, with the number of votes cast for and against each individual shown opposite their names:

                 NAME                              FOR          WITHHELD
                 ----                              ---          --------
          John W. Bachmann..................   35,764,001        516,279
          William F. Compton................   35,729,017        541,263
          Eugene P. Conese..................   35,736,795        533,485
          Merrill A. McPeak.................   35,425,435        844,845
          Blanche M. Touhill................   35,417,654        852,626

    The following individuals' terms of office as a Director of the Company continued after the Annual Meeting: Gerald L. Gitner, William M. Hoffman, Thomas H. Jacobsen, Myron Kaplan, David M. Kennedy, Thomas F. Meagher, William O'Driscoll, G. Joseph Reddington, Stephen M. Tumblin and William W. Winpisinger.

    2. The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1997. The votes cast with regard to this proposal were as follows:

                             FOR        AGAINST     ABSTAIN
                             ---        -------     -------
                         41,999,130     296,009     208,474

ITEM 5. OTHER INFORMATION

    In July 1997, the Company announced that Charles J. Thibaudeau, Senior Vice President, Employee Relations, would retire on October 1, 1997 after more than 32 years with the Company.

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

           <F*>3(ii)  --Amended and Restated By-Laws of Trans World Airlines, Inc., effective May 24, 1996
                        (Exhibit 3(ii) to 6/96 10-Q)

           <F*>4.1    --Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust,
                        N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

           <F*>4.2    --IAM Trans World Airlines Inc. Employees' Stock Ownership Plan and related Trust
                        Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the
                        IAM Trustee (Exhibit to 9/93 10-Q)

           <F*>4.3    --IFFA Trans World Airlines Inc. Employees' Stock Ownership Plan and related Trust
                        Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the
                        IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

           <F*>4.4    --Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First
                        Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31,
                        1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

           <F*>4.5    --Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee
                        Trustee (each as defined therein), as amended by the Addendum to Stockholders dated
                        November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

           <F*>4.6    --Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial
                        Significant Holders (Exhibit 4.9 to 9/93 10-Q)

           <F*>4.7    --Indenture between TWA and Shawmut Bank, National Association, dated November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93 10-Q)

           <F*>4.8    --Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

           <F*>4.9    --Indenture between TWA and American National Bank and Trust Company of Chicago, N.A.,
                        dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001
                        (Exhibit 4.12 to 9/93 10-Q)

           <F*>4.10   --The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1,
                        1995 (Exhibit 4.12 to 9/95 10-Q)

           <F*>4.11   --TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994
                        (Exhibit 4.13 to 9/95 10-Q)

           <F*>4.12   --TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
                        (Exhibit 4.14 to 9/95 10-Q)

           <F*>4.13   --TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23,
                        1995 (Exhibit 4.15 to 9/95 10-Q)


           <F*>4.14   --Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due 2006
                        (Exhibit 4.16 to Registrant's Registration Statement on Form S-3, Registration No.
                        333-04977)

           <F*>4.15   --Indenture dated as of March 31, 1997 between TWA and First Security Bank, National
                        Association relating the 12% Senior Secured Notes Due 2002, including form of Note
                        (Exhibit 4.15 to TWa's Registration Statement on Form S-4, Registration No. 333-26645)

           <F*>4.16   --Registration Rights Agreement dated as of March 31, 1997 between the Company and the
                        Initial Purchaser relating to the 12% Senior Secured Notes Due 2002 and the Warrants to
                        purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to TWA's Registration Statement
                        on Form S-4, Registration No. 333-26645)

           <F*>4.17   --Warrant Agreement dated as of March 31, 1997 between the Company and American Stock
                        Transfer and Trust Company relating to the warrants to purchase 126.26 shares of TWA
                        Common Stock (Exhibit 4.18 to TWA's Registration Statement on Form S-4, Registration No.
                        333-26645)

              10.1    --Consulting Agreement between TWA and David M. Kennedy dated as of June 6, 1997

              10.2    --Separation Agreement between TWA and Charles J. Thibaudeau dated July 25, 1997

              11      --Statement re computation of per share earnings

              27      --Financial Data Schedule (submitted only in electronic format)

      (B)  REPORTS ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the second quarter of 1997.

--------

<F*> Incorporated by reference

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRANS WORLD AIRLINES, INC.

Dated: August 14, 1997                            By: /s/ MICHAEL J. PALUMBO
                                                     --------------------------
                                                         Michael J. Palumbo
                                                     Senior Vice President and
                                                      Chief Financial Officer