Form 10-Q/A
period 1997-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1997-08-15
CIK 278327

===============================================================================

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

===============================================================================

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


    On August 11, 1997 the Company was advised that Karabu and Global Discount Travel Services, LLC ("Global") another entity controlled by Mr. Icahn had filed suit on August 8, 1997 in New York state court, county of New York, against six senior officers of the Company. The suit alleges interference with Global's rights under the Ticket Agreement by terminating or threatening to terminate travel agencies' appointments to sell TWA tickets if such travel agencies do business with Global. This suit is substantially similar to one filed in March 1996 by Karabu and dismissed by the federal court in New York in March 1997. The defendants have not been served with the complaint.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRANS WORLD AIRLINES, INC.


Dated: August 15, 1997                            By: /s/ MICHAEL J. PALUMBO
                                                     --------------------------
                                                         Michael J. Palumbo
                                                     Senior Vice President and
                                                      Chief Financial Officer