Form 10-Q
period 1997-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1997-11-14
CIK 278327

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   OUTSTANDING AS OF
                    CLASS                          NOVEMBER 12, 1997
           ------------------------                -----------------
           Common Stock, par value                     50,883,869
           $0.01 per share

    In addition, as of November 12, 1997 there were 6,815,885 shares of Employee Preferred Stock outstanding.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED OPERATIONS
        For the Three Months and Nine Months Ended September 30, 1997 and 1996
                    (Amounts in Thousands Except Per Share Amounts)
                                      (Unaudited)

                                                Three Months Ended    Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   ----------------------
                                                 1997       1996        1997        1996
                                               --------  ---------   ----------  ----------
Operating revenues:
 Passenger                                     $799,203  $  874,275  $2,211,253  $2,391,207
 Freight and mail                                32,106      38,548      94,913     111,495
 All other                                       77,072      90,044     208,963     248,406
                                               --------  ----------  ----------  ----------
      Total                                     908,381   1,002,867   2,515,129   2,751,108
                                               --------  ----------  ----------  ----------

Operating expenses:
 Salaries, wages and benefits                   304,344     317,527     922,160     923,288
 Earned stock compensation                        1,106        (735)      4,179       4,306
 Aircraft fuel and oil                          122,234     162,382     369,509     432,849
 Passenger sales commissions                     65,960      75,960     188,954     213,548
 Aircraft maintenance materials and repairs      27,507      53,529     109,636     158,485
 Depreciation and amortization                   36,623      39,518     112,154     118,347
 Operating lease rentals                         94,439      77,270     268,849     222,083
 Passenger food and beverages                    21,552      31,218      61,411      84,052
 All other                                      170,859     220,179     508,074     560,294
                                               --------  ----------  ----------  ----------
      Total                                     844,624     976,848   2,544,926   2,717,252
                                               --------  ----------  ----------  ----------

Operating income (loss)                          63,757      26,019     (29,797)     33,856
                                               --------  ----------  ----------  ----------

Other charges (credits):
 Interest expense                                27,404      30,864      85,518      95,483
 Interest and investment income                  (2,944)     (5,421)     (8,962)    (17,247)
 Disposition of assets, gains and losses - net   (2,828)         87     (15,208)         62
 Other charges and credits - net                 (5,057)     (9,481)    (22,873)    (26,185)
                                               --------  ----------  ----------  ----------
      Total                                      16,575      16,049      38,475      52,113
                                               --------  ----------  ----------  ----------

Income (loss) before income taxes and
 extraordinary items                             47,182       9,970     (68,272)    (18,257)
Provision (credit) for income taxes              33,906      16,875         479         493
                                               --------  ----------  ----------  ----------
Income (loss) before extraordinary items         13,276      (6,905)    (68,751)    (18,750)

Extraordinary items, net of income taxes         (6,985)     (7,420)    (10,922)     (7,420)
                                               --------  ----------  ----------  ----------

Net income (loss)                                 6,291     (14,325)    (79,673)    (26,170)

Preferred stock dividend requirements             3,869       3,869      11,607      32,681
                                               --------  ----------  ----------  ----------
Income (loss) applicable to common shares      $  2,422  $  (18,194) $  (91,280) $  (58,851)
                                               ========  ==========  ==========  ==========

Per share amounts:
 Earnings (loss) before extraordinary item
  and special dividend requirement             $    .17  $     (.24) $    (1.54) $     (.73)
 Extraordinary item and special dividend
  requirement                                      (.13)       (.16)       (.21)       (.63)
                                               --------  ----------  ----------  ----------

Net income (loss)                              $    .04  $     (.40) $    (1.75) $    (1.36)
                                               ========  ==========  ==========  ==========

                         See notes to consolidated financial statements

                    TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      September 30, 1997 and December 31, 1996
                                (Amounts in Thousands)

                                       ASSETS

                                                        September 30,         December 31,
                                                            1997                 1996
                                                        -------------         ------------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                              $  104,565           $  181,586
  Receivables, less allowance for doubtful accounts,
   $10,275 in 1997 and $12,939 in 1996                      251,347              239,496
  Spare parts, materials and supplies, less allowance
   for obsolescence, $12,212 in 1997 and $11,563 in 1996    101,774              111,239
  Prepaid expenses and other                                135,606               93,424
                                                         ----------           ----------
      Total                                                 593,292              625,745
                                                         ----------           ----------

Property:
  Property owned:
    Flight equipment                                        488,409              339,150
    Prepayments on flight equipment                          14,037               39,072
    Land, buildings and improvements                         61,034               59,879
    Other property and equipment                             63,957               60,750
                                                         ----------           ----------
      Total owned property                                  627,437              498,851
    Less accumulated depreciation                           102,137               71,810
                                                         ----------           ----------
      Property owned - net                                  525,300              427,041
                                                         ----------           ----------

  Property held under capital leases:
    Flight equipment                                        168,403              172,812
    Land, buildings and improvements                         49,443               54,761
    Other property and equipment                              7,185                6,570
                                                         ----------           ----------
      Total property held under capital leases              225,031              234,143
    Less accumulated amortization                            71,833               46,977
                                                         ----------           ----------
      Property held under capital leases - net              153,198              187,166
                                                         ----------           ----------
        Total property - net                                678,498              614,207
                                                         ----------           ----------

Investments and other assets:
  Investments in affiliated companies                       118,290              108,173
  Investments, receivables and other                        151,839              149,028
  Routes, gates and slots - net                             383,033              401,659
  Reorganization value in excess of amounts allocable
   to identifiable assets - net                             751,661              783,127
                                                         ----------           ----------
      Total                                               1,404,823            1,441,987
                                                         ----------           ----------

Total                                                    $2,676,613           $2,681,939
                                                         ==========           ==========

                       See notes to consolidated financial statements

                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                  September 30, 1997 and December 31, 1996
                               (Amounts in Thousands Except Per Share Amounts)

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                              September 30,               December 31,
                                                                                  1997                       1996
                                                                              -------------               ------------
                                                                               (Unaudited)
Current liabilities:
  Current maturities of long-term debt                                         $   66,184                 $   92,447
  Current obligations under capital leases                                         38,423                     42,501
  Advance ticket sales                                                            272,148                    241,516
  Accounts payable, principally trade                                             268,795                    216,675
  Accounts payable to affiliated companies                                          5,996                      4,894
  Accrued expenses:
   Employee compensation and vacations earned                                     115,392                    116,846
   Contributions to retirement and pension trusts                                  11,779                     14,091
   Interest on debt and capital leases                                             31,173                     39,420
   Taxes                                                                           17,665                     19,018
   Other accrued expenses                                                         191,595                    174,753
                                                                               ----------                 ----------
         Total accrued expenses                                                   367,604                    364,128
                                                                               ----------                 ----------
         Total                                                                  1,019,150                    962,161
                                                                               ----------                 ----------


Long-term liabilities and deferred credits:
  Long-term debt, less current maturities                                         593,825                    608,485
  Obligations under capital leases, less current
   obligations                                                                    189,622                    220,790
  Postretirement benefits other than pensions                                     475,374                    471,171
  Noncurrent pension liabilities                                                   31,452                     30,716
  Other noncurrent liabilities and deferred credits                               147,359                    150,511
                                                                               ----------                 ----------
         Total                                                                  1,437,632                  1,481,673
                                                                               ----------                 ----------

Shareholders' equity:
  8% cumulative convertible exchangeable preferred stock,
    $50 liquidation preference; 3,869 shares issued and
    outstanding                                                                        39                         39
  Employee preferred stock, $0.01 liquidation preference;
   special voting rights; shares issued and outstanding;
   1997-6,943; 1996-5,681                                                              69                         57
  Common stock, $0.01 par value, shares issued and
   outstanding: 1997-50,666; 1996-41,763                                              507                        418
  Additional paid-in capital                                                      613,842                    552,544
  Accumulated deficit                                                            (394,626)                  (314,953)
                                                                               ----------                 ----------
         Total                                                                    219,831                    238,105
                                                                               ----------                 ----------

Total                                                                          $2,676,613                 $2,681,939
                                                                               ==========                 ==========

                              See notes to consolidated financial statements

                               TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                          For the Nine Months Ended September 30, 1997 and 1996
                                          (Amounts in Thousands)
                                               (Unaudited)
                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       --------------------------------
                                                                                         1997                    1996
                                                                                       --------               ---------
Cash flows from operating activities:
  Net loss                                                                             $(79,673)              $ (26,170)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
        Employee earned stock compensation                                                4,179                   4,306
        Depreciation and amortization                                                   112,154                 118,347
        Amortization of discount and expense on debt                                     10,905                   8,096
        Extraordinary loss on extinguishment of debt                                     10,922                   7,420
        Interest paid in common stock                                                     4,125                  11,332
        Equity in undistributed earnings of affiliates not
         consolidated                                                                   (10,424)                 (9,733)
        Revenue from Icahn ticket program                                               (90,878)                (52,169)
        Net (gains)-losses on disposition of assets                                     (15,208)                     62
  Change in operating assets and liabilities:
    Decrease (increase) in:
        Receivables                                                                     (12,618)                (73,224)
        Inventories                                                                       8,479                  (3,326)
        Prepaid expenses and other current assets                                       (34,569)                (48,826)
        Other assets                                                                     (9,723)                  5,831
    Increase (decrease) in:
        Accounts payable and accrued expenses                                            58,897                  83,430
        Advance ticket sales                                                             20,247                  83,962
        Other noncurrent liabilities and deferred credits                                 2,228                 (61,412)
                                                                                       --------               ---------
            Net cash provided (used)                                                    (20,957)                 47,926
                                                                                       --------               ---------
Cash flows from investing activities:
  Proceeds from sales of property                                                        22,186                   5,916
  Capital expenditures, including aircraft pre-delivery deposits                        (58,161)               (109,885)
  Return of pre-delivery deposits related to leased aircraft                             10,740                      --
  Net decrease (increase) in investments, receivables and other                           7,632                  (4,924)
                                                                                       --------               ---------
            Net cash used                                                               (17,603)               (108,893)
                                                                                       --------               ---------

Cash flows from financing activities:
  Net proceeds from long-term debt and warrants issued                                   47,175                   2,750
  Proceeds from sale and leaseback of certain aircraft                                   12,000                      --
  Repayments on long-term debt and capital lease obligations                            (92,867)                (91,696)
  Refund due to retirement of 1967 bonds                                                  5,318                      --
  Net proceeds from sale of preferred stock                                                  --                 186,163
  Redemption of 12% Preferred Stock                                                          --                 (81,749)
  Cash dividends paid on preferred stock                                                (11,607)                (10,620)
  Net proceeds from exercise of equity rights, warrants and
    options                                                                               1,520                     301
                                                                                       --------               ---------
            Net cash provided (used)                                                    (38,461)                  5,149
                                                                                       --------               ---------

Net decrease in cash and cash equivalents                                               (77,021)                (55,818)
Cash and cash equivalents at beginning of period                                        181,586                 304,340
                                                                                       --------               ---------
Cash and cash equivalents at end of period                                             $104,565               $ 248,522
                                                                                       ========               =========

                                See notes to consolidated financial statements

                               TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                          For the Nine Months Ended September 30, 1997 and 1996
                                          (Amounts in Thousands)
                                               (Unaudited)

                                    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                  1997                   1996
                                                                                --------                -------
Cash paid during the period for:

  Interest                                                                      $ 74,247                $86,465
                                                                                ========                =======

  Income taxes                                                                  $     80                $   127
                                                                                ========                =======

Information about noncash operating, investing and financing activities:

  Promissory notes issued to finance aircraft acquisitions                      $112,121                $10,565
                                                                                ========                =======

  Promissory note issued to finance aircraft predelivery
   payments                                                                     $  4,654                $12,202
                                                                                ========                =======

  Common Stock issued in lieu of cash dividends                                 $     --                $ 3,255
                                                                                ========                =======

  Property acquired and obligations recorded under new
   capital transactions                                                         $    619                $ 2,333
                                                                                ========                =======

  Exchange of long-term debt for common stock:

      Debt cancelled including accrued interest,
       net of unamortized discount                                              $ 48,835                $38,229
                                                                                ========                =======

      Common Stock issued, at fair value                                        $ 56,028                $45,649
                                                                                ========                =======

      Extraordinary loss                                                        $  7,193                $ 7,420
                                                                                ========                =======


ACCOUNTING POLICY

For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



           See notes to consolidated financial statements

                   TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 1997
                                   (Unaudited)


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

                  The airline industry generally, and TWA specifically, has
            historically experienced seasonal changes between quarterly periods. Due to the greater demand for air travel during the summer months, airline industry revenues for the third quarter of the year are generally significantly greater than revenues in the first and fourth quarters of the year and moderately greater than revenues in the second quarter of the year. Accordingly, the results for the three months and nine months ended September 30, 1997, should not be read as indicators of future results for the full year.


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

3.    EXTRAORDINARY ITEMS

                  In the nine months ended September 30, 1996 the Company
            consummated a series of privately negotiated exchanges with a significant holder of 12% Senior Secured Reset Notes which resulted in the return to the Company of $42.0 million in 12% Senior Secured Reset Notes and approximately $1.4 million in accrued interest theron in exchange for the issuance of approximately 4.0 million shares of Company Common Stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company incurred an extraordinary non-cash charge of $7.4 million in the third quarter of 1996 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges net of purchaser's discount) and the carrying value of the 12% Senior Secured Reset Notes retired.

                  During the nine months ended September 30, 1997 the Company continued the series of privately negotiated exchanges with a significant holder of 12% Senior Secured Reset Notes which resulted in the return to the Company of $51.8 million in 12% Senior Secured Reset Notes and approximately $1.4 million in accrued interest thereon in exchange for the issuance of approximately 7.7 million shares of Company Common Stock. All 12% Senior Secured Reset Notes returned will be canceled leaving an outstanding principal balance of such notes of approximately $72.5 million. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company incurred an extraordinary non-cash charge of $7.2 million in the first nine months of 1997.

                  An additional extraordinary non-cash charge of $3.7 million was recorded during the third quarter of 1997 relating to a $38.8 million extinguishment of PBGC Notes under an agreement entered into by the Company with Karabu Corporation, an entity affiliated with Carl C. Icahn ("Karabu"), in connection with the '95 Reorganization.


4.    PROFIT (LOSS) PER SHARE

                  In computing the income (loss) applicable to common shares for the three months and nine months ended September 30, 1997, the net income (loss) has been decreased (increased) by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock"). In computing the related net income (loss) per share, the income (loss) applicable to common shares has been divided by the average aggregate number of outstanding shares of Common Stock (49.3 million and 45.8 million for the three months and nine months ended September 30, 1997, respectively) and Employee Preferred Stock (6.8 million and 6.2 million for the three months and nine months ended September 30, 1997, respectively) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock.
            When dilutive, effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock. Fully diluted earnings per share for the three months ended September 30, 1997 reflects the assumed conversion of the 8% Preferred Stock into Common Stock.

                  The loss applicable to common shares for the three months and nine months ended September 30, 1996 was similarly computed with the net loss being increased by dividend requirements on the Mandatorily Redeemable 12% Preferred Stock (the "12%

            Preferred Stock") (including amortization of the difference between the fair value of the 12% Preferred Stock on the date of issuance and the redemption value plus, with respect to the March 22, 1996 call for the redemption, a special dividend requirement of approximately $20.0 million to reflect the excess of the early redemption price over the carrying value of the 12% Preferred Stock) and on the 8% Preferred Stock issued in March 1996. In computing the related net loss per share, the loss applicable to common shares was divided by the average aggregate number of outstanding shares of Common Stock (39.3 million and 37.5 million for the three months and nine months ended September 30, 1996, respectively) and Employee Preferred Stock (5.7 million and 5.6 million for the three months and nine months ended September 30, 1996, respectively). When dilutive, effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock. Fully diluted earnings per share for the three months ended September 30, 1996 reflects the assumed conversion of the 8% Preferred Stock into Common Stock.


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

      In late 1996, the Company began implementing certain strategic initiatives in response to a significant deterioration in the Company's operating performance and financial condition during the second half of 1996. This deterioration was primarily caused by (i) an overly aggressive expansion of TWA's capacity and planned flight schedule, particularly during the 1996 summer season, which forced the Company to rely disproportionately on lower-yield feed traffic and bulk ticket sales to fill the increased capacity of its system; (ii) the delayed delivery of four older B-747s intended to increase capacity for incremental international operations during the summer of 1996; and (iii) unexpected maintenance delays due to the capacity increase, higher levels of scheduled narrow-body heavy maintenance and increased contract maintenance performed for third parties. These factors caused excessive levels of flight cancellations, poor on-time performance, increased pilot training costs and higher maintenance expenditures and adversely affected the Company's yields and unit costs. In addition, the crash of TWA Flight 800 on July 17, 1996 distracted management's attention from core operating issues and led to lost bookings and revenues. The Company also experienced a 27.6% increase in fuel costs in 1996 versus 1995, primarily due to a 22.3% increase in the average fuel price paid per gallon during the year.

      The primary focus of the Company's new strategic initiatives was to reestablish TWA's schedule integrity, operational reliability and overall product quality in order to attract higher-yield passengers and improve its financial results. As the initial steps in implementing this strategy, the Company temporarily reduced its flight schedule during the first quarter of 1997 to more closely match aircraft available for active service and worked to reduce the number of aircraft in maintenance backlog by increasing overtime and utilizing maintenance capacity made available by the termination of an unprofitable aircraft maintenance contract with the U.S. government. The other key initiatives which TWA began implementing in late 1996 included:
(i) acceleration of the Company's fleet renewal plan; (ii) a restructuring of TWA's operations at JFK; (iii) a focus on improving productivity; (iv) implementation of a series of revenue-enhancing marketing initiatives; and
(v) implementation of a number of employee-related initiatives to reinforce the Company's focus on operational performance.

GENERAL

      The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in RASM and cost per ASM can have a significant impact on the Company's financial results. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. The airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence. The emergence and growth of low cost, low fare carriers in domestic markets represents an intense competitive challenge for the Company, which has higher operating costs than many of such low fare carriers and fewer financial resources than many of its major competitors. In many cases, such low cost carriers have initiated or triggered price discounting.

      The Company's collective bargaining agreements became amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the International Association of Machinists and Aerospace Workers (the "IAM") with regard to the flight attendants commenced in July 1997 and are currently ongoing, and negotiations regarding the Company ground employees represented by the IAM commenced in February 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering the ground employees. Negotiations on a new collective bargaining agreement with Air Line Pilots Association, International ("ALPA") commenced in June 1997 and are also currently ongoing. While wage rates currently in effect will likely increase, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit cost reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company.

      In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by The Independent Federation of Flight Attendants ("IFFA") have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1996 such additional compensation would aggregate approximately $6 million. The Company denies any such obligation and is pursuing an appeal of the arbitration ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees so as to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company at December 31, 1996.

      In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds a defined cash payment would be made to ALPA. The defined thresholds were exceeded during the measurement periods through December 31, 1996 and no amount was therefore owed to ALPA as of that date. A payment of approximately $2.6 million was due under the agreement on August 14, 1997 for the period January through June 1997. The Company intends to make this payment in January 1998. Although the Company can not, at this time, determine the amount that the Company will be obligated to pay under the agreement for the period July through December 1997, management believes that its obligation for 1997 will not exceed $12 million.

      In the first quarter of 1997, as part of its efforts to improve near-term operational performance, TWA announced plans to accelerate the retirement of the 14 B-747s and 11 L-1011s remaining in its fleet at December 31, 1996. As a result, TWA's last L-1011 was retired in September 1997 and its last B-747 is scheduled to leave active service in February 1998. Under its fleet renewal plan, the Company has been replacing those older, less reliable and less efficient wide-body aircraft with new or later-model used B-757, B-767, and MD-80 aircraft. Management believes that these smaller aircraft are more appropriate sized to the routes served, and, by reducing the Company's reliance on lower yield feed traffic to fill capacity, have resulted in higher load factors and improved yields. Further, these newer, twin-engine, two-pilot aircraft are expected to provide efficiencies in fuel, flight crew and maintenance expenses, while reducing long-term pilot training costs by enabling TWA to have fewer aircraft types in the fleet. TWA also expects to retire eight B-727s during 1998. As a result of this fleet restructuring, it is estimated that the Company's mix of narrow-body and wide-body aircraft will have shifted to approximately 90%/10% as of December 31, 1997 versus approximately 80%/20% as of year-end 1996, and that TWA's average number of seats per aircraft will have declined to 141 from 161 over the same period. Management estimates that as of December 31, 1997, the average age of its fleet will have decreased to slightly under 17 years from 19 years at year-end 1996.

      The Company believes that this rationalization of fleet size, together with the decrease in international operations described below, will help deseasonalize TWA's business, with the difference between TWA's seasonal average daily peak and trough capacities anticipated to be approximately 4.1% in 1998, versus 26.2% in 1996 and 20.2% in 1997. As a result, the Company expects the seasonal variability of its financial performance will be reduced.

      As part of its efforts to position the Company for sustained profitability, TWA restructured its operations at JFK during 1997 by eliminating certain unprofitable international destinations (such as Frankfurt and Athens), as well as certain low yield domestic feed service into JFK. The Company also consolidated for the near term most of its JFK operations from two terminals into a single terminal in order to reduce operating costs, increase facility utilization and improve passenger service. In addition to enhancing yields and load factors, the substitution of B-757s and B-767s for B-747s and L-1011s on international routes also has increased operating efficiencies at JFK, since these smaller aircraft are better suited to the physical limitations of TWA's terminals. As a result of these changes, TWA's international scheduled capacity (as measured by ASMs) decreased 31.2% in the first nine months of 1997 versus the same period in 1996 and represented 20.0% of total scheduled capacity for the first nine months of 1997 versus 26.1% for the same period of 1996.

      The Company has sought to improve its financial performance through productivity enhancements. During 1997, TWA has realized cost efficiencies in maintenance, reflecting the elimination of TWA's maintenance backlog during the first quarter of 1997, as well as the reduced maintenance requirements for the newer aircraft added to TWA's fleet. In addition, as described above, the Company's fleet renewal plan is expected to provide efficiencies in fuel, flight crew and training expenses, while the JFK restructuring has eliminated certain unprofitable routes and reduced certain operating costs. As of September 30, 1997, the Company had approximately 22,540 full-time employees, a 10% decrease from December 31, 1996. As a result, TWA's average number of employees per aircraft has decreased from 131 as of December 31, 1996 to 121 as of September 30, 1997, and the Company believes it will be at 118 as of December 31, 1997, which is generally consistent with industry standards.

      The Company has also begun to introduce a series of marketing initiatives designed, in combination with its enhanced operational reliability and schedule integrity, to attract a greater percentage of higher-yield business passengers. These initiatives include branded service products such as an improved international business class, Trans World OneSM ("Trans World One"), expanded first class cabins in the domestic narrow-body fleet (to be launched with an enhanced service package as Trans World First in late 1997 and early 1998), and a branded short-haul business market service in the first quarter of 1998. The Company has also enhanced its frequent flier program by introducing a Platinum level for its highest mileage customers and a system for recognizing, for certain travelers, the dollar amount paid as well as miles flown, as well as by joining the American Express Membership Miles program, which allows members to earn additional frequent flier miles on TWA. The Company is also in the early phases of a series of facilities upgrades, including a newly opened Ambassadors Club in St. Louis, a renovated club at LaGuardia, a completely refurbished club in its landmark JFK terminal and improved new check-in counters and backwalls. The Company's advertising features the improved on-time and operational performance, new aircraft, and the programs outlined above.

      Through the SCORE Program (or Safe, Clean, On-time and Reliable), TWA has sought to institutionalize throughout all levels of its organization the importance of running an airline with operational reliability. This program provides certain operating and procedural guidelines for enhancing performance and improving overall product quality. In addition, in 1996 the Company introduced Flight Plan 97, which pays eligible employees a $65 bonus for each month that TWA finishes in the top five in all three performance categories tracked by the DOT (on-time performance, customer complaints and baggage handling) and a total of

$100 if TWA also ranks first in at least one of such categories. Based on the Company's performance in September 1997, eligible employees earned their first bonus under this program, a $100 payment for ranking first in on-time performance, fourth in customer complaints and fifth in baggage handling.

      TWA has historically experienced significant variations in quarterly and annual operating revenues and operating expenses and expects such variations to continue. Due to the greater demand for air travel during the summer months, throughout the airline industry revenues for the third quarter of the year are generally significantly greater than revenues in the first and fourth quarters of the year and moderately greater than revenues in the second quarter of the year. In the past, given the Company's historical dependence on summer leisure travel, TWA's results of operations have been particularly sensitive to such seasonality. While the Company, through an acceleration of its fleet renewal program and restructuring of its JFK operations, anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that such deseasonalization will occur.

      The Company's results of operations have also been impacted by numerous other factors that are not necessarily seasonal. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements demanding additional capital expenditures; (vii) the outcome of certain ongoing labor negotiations; and (viii) the reduction in yield due to the continued implementation, of a discount ticket program entered into by the Company with Karabu in connection with the '95 Reorganization on the terms currently sought to be applied by Karabu which terms are, in the opinion of the Company, inconsistent with and in violation of, the agreement governing such program. See "--Liquidity and Capital Resources." The Company is unable to predict the potential impact of any of such uncertainties upon its future results of operations.

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

RECENT FINANCIAL AND OPERATING RESULTS

      For the third quarter of 1997, TWA reported operating income of $63.8 million and pre-tax income of $47.2 million. These results compare to operating income of $26.0 million and pre-tax income of $10.0 million in the third quarter of 1996. In addition, the Company's yield (passenger revenue per RPM) for the third quarter of 1997 increased 3.2% to 11.24 cents versus the comparable prior year period and passenger revenue per available seat mile ("RASM") increased 5.8% to 8.08 cents versus the comparable prior year period. The Company's unit costs remained essentially unchanged at 8.29 cents, despite a 13.7% decrease in capacity for the quarter versus the third quarter of 1996, as measured by total available seat miles ("ASMs").

      TWA also has significantly enhanced its operational reliability and schedule integrity since the first quarter of 1997. According to statistics reported to the U.S. Department of Transportation (the "DOT"), TWA ranked first among the 10 largest U.S. scheduled commercial airlines in domestic on-time performance in both the second and third quarters of 1997. This compares to tenth (last) and eighth place finishes, respectively, for the same periods of 1996. TWA has also recorded a significant improvement in its percentage of scheduled flights completed. In the second and third quarters of 1997, TWA completed an average of approximately 99% of scheduled flights, which management believes is among the highest in the industry. In contrast, TWA completed 97.4% of scheduled flights in the second and third quarters of 1996 and 96.2% for 1996.

      TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. ("TWE") a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                                 YEAR ENDED DECEMBER 31,            NINE MONTHS ENDED         THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                             1994         1995         1996         1996         1997         1996          1997
TOTAL SYSTEM
  Passenger revenues (millions)           $ 2,818      $ 2,836      $ 3,078      $ 2,391      $ 2,211      $   874       $  799
  Revenue passenger miles
     (millions)<F2>                        24,906       24,902       27,111       20,906       19,169        8,028        7,113
  Available seat miles (millions)<F3>      39,191       37,905       40,594       30,708       27,590       11,450        9,894
  Passenger load factor<F4>                  63.5%        65.7%        66.8%        68.1%        69.5%        70.1%        71.9%
  Passenger yield (cents)<F5>               11.31cents   11.39cents   11.35cents   11.44cents   11.54cents   10.89cents   11.24cents
  Passenger revenue per available seat
     mile (cents)<F6>                        7.19cents    7.48cents    7.58cents    7.79cents    8.01cents    7.64cents    8.08cents
  Operating cost per available seat
     mile (cents)<F7>                        8.45cents    8.12cents    8.76cents    8.58cents    8.99cents    8.27cents    8.29cents
  Average daily utilization per aircraft
     (hours)<F8>                             9.30         9.45         9.63         9.82         9.34         9.90         9.64
  Aircraft in fleet being operated at
     end of period                            185          188          192          191          186          191          186

<F1> Excludes subsidiary companies.

<F2> The number of scheduled miles flown by revenue passengers.

<F3> The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

<F4> Revenue passenger miles divided by available seat miles.

<F5> Passenger revenue per revenue passenger mile.

<F6> Passenger revenue dividend by available seat miles.

<F7> Operating expenses, excluding special charges, earned stock compensation and other nonrecurring charges, divided by available seat miles.

<F8> The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

      Total operating revenues of $908.4 million during the third quarter of 1997 were $94.5 million (9.4%) less than the comparable 1996 period. This reduction occurred primarily because of decreases in scheduled passenger revenues ($75.1 million) and cargo revenue ($6.4 million) which were primarily due to decreases in domestic and international capacity and because of a decrease in contract work ($10.0 million) which declined primarily due to the elimination of a government maintenance contract.

      Capacity and traffic decreased in the third quarter of 1997 from the comparable period of 1996. System wide capacity, measured by scheduled ASMs, decreased by 13.7% during the third quarter of 1997 (representing decreases in domestic and international ASMs of 3.2% and 37.4%, respectively). The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. Passenger traffic volume, as measured by total RPMs in scheduled service, during the third quarter of 1997 decreased 11.4% compared to the same period of 1996. Passenger load factor for the three months ended September 30, 1997 was 71.9% compared to 70.1% in the same period of 1996. TWA's yield per passenger mile increased from 10.89 cents in 1996 to 11.24 cents for the three months ended September 30, 1997.

      Operating expenses of $844.6 million in the third quarter of 1997 reflected a decrease of $132.2 million (13.5%) from the operating expenses of $976.8 million for the three months ended September 30, 1996, representing a net change in the following expense groups:

      * Salary, wages and benefits of $304.3 million for the third quarter of 1997 were $13.2 million (4.2%) less than the same period in 1996, primarily due to a decrease of 1,979 in the average number of employees. The Company had an average of 23,038 full-time equivalent employees in the third quarter of 1997 as compared to 25,017 in the third quarter of 1996. Flight attendants, mechanics, and passenger service agents were the primary groups affected by the decrease.

      * Earned stock compensation charges of $1.1 million for the third quarter of 1997 versus a credit of $735 thousand for the third quarter of 1996 represents primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. Additional non-cash compensation charges may be recorded in the future, a substantial portion of which will depend on the market price of the Common Stock.

      * Aircraft fuel and oil expense of $122.2 million for the third quarter of 1997 was $40.2 million (24.8%) less than the expense of $162.4 million for the three months ended September 30, 1996. Approximately $14.4 million of the decrease was due to a reduction in the average cost of fuel from 69.67 cents per gallon in the third quarter of 1996 to 62.31 cents per gallon in the third quarter of 1997 and the remaining $25.8 million decrease was due to the reduction in gallons consumed (196.2 million gallons in the third quarter of 1997 versus 233.1 gallons in the third quarter of 1996) resulting from the replacement of B-747 and L-1011 aircraft with B-757 and B-767 aircraft and a reduction in international flying.

      * Passenger sales commission expense of $66.0 million for the third quarter of 1997 was $10.0 million (13.2%) less than the comparable period in 1996 primarily due to the 8.6% decrease in scheduled passenger revenues and reduced sales development commissions.

      * Aircraft maintenance materials and repairs expense of $27.5 million for the third quarter of 1997 represented a decrease of $26.0 million (48.6%) from the $53.5 million for the same period of 1996. The decrease was primarily the result of the introduction of new B-757 and MD-80/83 aircraft into the fleet as replacements for B-747, L-1011 and B-727 aircraft and a reduction in contract maintenance work performed.

      * Depreciation and amortization expense decreased $2.9 million in the third quarter of 1997 compared to the same period of 1996. Depreciation generated by the L-1011 and B-747 fleets was approximately $4.7 million less in the third quarter of 1997 than the same period of 1996 primarily because of special charges recorded in the fourth quarter of 1996 related to international route authorities and aircraft to be disposed of and the sale/leaseback of one B-747 in 1997. The remaining increase is primarily attributed to the addition of B-757 aircraft to TWA's fleet.

      * Operating lease rentals of $94.4 million for the third quarter of 1997 were $17.1 million (22.1%) more than the rentals of $77.3 million for the third quarter of 1996. The increase was primarily due to an increase in the average number of leased aircraft from 144 in the third quarter of 1996 to 158 in the comparable period of 1997, and higher lease rates attributable primarily to the addition of new B-757 and MD-80/83 aircraft to the fleet.

      * Passenger food and beverage expense of $21.6 million during the third quarter of 1997 represented a decrease of $9.6 million (30.8%) from $31.2 million during the third quarter of 1996. The decrease was primarily due to the 33.7% reduction in the number of passengers boarded for international flights resulting from the 37.4% reduction in international scheduled ASMs and savings derived from changes and improved efficiencies in food and beverage service.

      All other operating expenses of $170.9 million during the third quarter of 1997 decreased by $49.3 million (22.4%) from $220.2 million for the three months ended September 30, 1996. The decrease was primarily due to a decrease in outside services purchased ($12.3 million). Additionally, international navigational facility user charges and advertising expenses decreased year over year for the third quarter by $4.9 million and $7.0 million, respectively, due, in large part, to the 37.4% reduction in international scheduled ASMs. Decreases were also noted in landing fees ($1.8 million), personnel related expenses ($2.2 million), uncollectible accounts ($1.9 million), taxes other than payroll and income (1.8 million), and numerous other miscellaneous expenses.

      Other charges (credits) were a net charge of $16.6 million for the third quarter of 1997 as compared to $16.0 million for the same period in 1996. Interest expense decreased $3.5 million in the third quarter of 1997 over the third quarter of 1996 as a result of the reduction of debt in the third quarter of 1997. Interest income decreased by $2.5 million in the third quarter of 1997 primarily as a result of lower levels of invested funds. Net gains from the disposition of assets were $2.8 million in the third quarter of 1997 as compared to a net loss of $87 thousand in the same period of 1996. The net gain in the third quarter of 1997 included a gain of $1.8 million related to the sale of a B-727 aircraft. Other charges and credits net decreased from a net credit of $9.5 million for the third quarter of 1996 to a net credit of $5.1 million for the third quarter of 1997, primarily caused by a $2.8 million decline in the Company's share of Worldspan's earnings and a $1.3 million adjustment to reflect the weakening of the U.S. dollar against currencies of foreign countries in which TWA operates.

      A tax provision of $33.9 million was recorded in the third quarter of 1997 compared to a tax provision of $16.9 million recorded in the third quarter of 1996. The tax provision recorded in the third quarter reflects the reversal of previously recorded tax benefits, as management currently expects a taxable loss at year-end and the realization of the benefits of any such tax loss in future periods is presently subject to substantial uncertainty.

      As a result of the above, the Company's operating income of $63.8 million for the three months ended September 30, 1997 increased $37.8 million from operating income of $26.0 million for the third quarter of 1996. The Company had net income of $6.3 million for the third quarter of 1997 compared to a net loss of $14.3 million for the third quarter of 1996. The third quarter 1997 net income included a $7.0 million non-cash extraordinary loss related to the early extinguishment of debt versus a $7.4 million non-cash extraordinary loss in the third quarter of 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

      Total operating revenues of $2,515.1 million for the nine months ended September 30, 1997 were $236.0 million (8.6%) less than the comparable 1996 period. This reduction occurred primarily because of a $180.0 million (7.5%) decrease in scheduled passenger revenue, a $33.7 million (55.2%) decrease in contract revenue and a $16.6 million (14.9%) decrease in cargo revenues.

      Capacity and traffic decreased in the nine months ended September 30, 1997 from the comparable period of 1996. System wide capacity, measured by scheduled ASMs, decreased 10.2% during the first nine months of 1997 (representing decreases in domestic and international ASMs of 2.7% and 31.2%, respectively). The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. Passenger traffic volume, as measured by total RPMs in scheduled service, during the first nine months of 1997 decreased 8.3% compared to the same period of 1996. Passenger load factor for the nine months ended September 30, 1997 was 69.5% compared to 68.1% in the same period of 1996. TWA's yield per passenger mile increased from 11.44 cents in 1996 to 11.54 cents in the first nine months of 1997.

      Operating expenses of $2,544.9 million in the first nine months of 1997 reflected a decrease of $172.4 million (6.3%) from the operating expenses of $2,717.3 million for the nine months ended September 30, 1996, representing a net change in the following expense groups:

      * Salary, wages and benefits of $922.2 million for the first nine months of 1997 were $1.1 million less than the same period of 1996, primarily due to a decrease in the average number of full-time equivalent employees from 24,212 during the first nine months of 1996 to 23,785 during the comparable 1997 period.

      * Earned stock compensation charges of $4.2 million for the first nine months of 1997 and $4.3 million for the first nine months of 1996 represent primarily the non-cash compensation charges recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization.

      * Aircraft fuel and oil expense of $369.5 million for the first nine months of 1997 decreased $63.3 million (14.6%) from expenses of $432.8 million for the nine months ended September 30, 1996. Approximately $55.7 million of the decrease was due to a 12.8% reduction in consumption (555.7 million gallons in the first nine months of 1997 versus 637.5 million gallons in the first nine months of 1996), and the remaining $7.6 million decrease was related to the 2.1% decrease in the average cost of fuel per gallon from 67.90 cents in the first nine months of 1996 compared to 66.49 cents in the first nine months of 1997.

      * Passenger sales commission expense of $189.0 million for the first nine months of 1997 was $24.6 million (11.5%) less than the comparable period in 1996 primarily due to a 7.5% decrease in passenger revenues and reduced sales development commissions.

      * Aircraft maintenance materials and repairs expense of $109.6 million for the first nine months of 1997 represented a decrease of $48.9 million (30.9%) from $158.5 million for the same period of 1996. The decrease was primarily the result of the introduction of new B-757 and MD-80/83 aircraft into the fleet as replacements for B-747, L-1011 and B-727 aircraft, a reduction in contract maintenance work and a 4.3% decrease in flying hours.

      * Depreciation and amortization expense decreased $6.2 million in the first nine months of 1997 compared to the same period of 1996. Special charges recorded in the fourth quarter of 1996, related to international route authorities and aircraft to be disposed of, reduced depreciation and amortization in the first nine months by approximately $10.8 million but was offset, in part, by the depreciation expense on the new aircraft that the Company has acquired.

      * Operating lease rentals of $268.8 million for the first nine months of 1997 were $46.7 million (21.0%) more than the rentals of $222.1 million for the first nine months of 1996. The increase was primarily due to an increase in the average number of leased aircraft from 140 during the first nine months of 1996 to 154 during the first nine months of 1997 and higher lease rates attributable primarily to the addition of new B-757 and MD-80/83 aircraft to the fleet.

      * Passenger food and beverage expense of $61.4 million during the first nine months of 1997 represented a decrease of $22.7 million (27.0%) from $84.1 million for the first nine months of 1996.
            The decrease was primarily due to a 30.0% reduction in the number of passengers boarded for international flights resulting from a 31.2% reduction in international scheduled ASMs and savings derived from changes and improved efficiencies in food and beverage service.

      All other operating expenses of $508.1 million during the first nine months of 1997 decreased by $52.2 million (9.3%) from $560.3 million for the first nine months of 1996. Primarily as the result of management's decision to reduce international service, international departures decreased by 16.5% during the first nine months of 1997 as compared to the same period of 1996, which affected system-wide departures by 2.6% during the same period. This reduction had a direct impact on several operational expenses such as navigation charges ($8.6 million), landing fees ($4.4 million), advertising and publicity ($13.3 million), reservation booking fees ($6.5 million) and traffic handling costs ($4.9 million). Other areas of reduced expenses included accruals for waste management fees ($8.6 million) and provision for uncollectible accounts ($5.1 million).

      Other charges (credits) were a net charge of $38.5 million for the first nine months of 1997 as compared to $52.1 million for the same period in 1996. Interest expense decreased $10.0 million in the first nine months of 1997 from the first nine months of 1996 as a result of the reduction of debt in 1996 and 1997. Interest income decreased $8.3 million in the first nine months of 1997 primarily as a result of lower levels of invested funds. Net gains from the disposition of assets were $15.2 million in the first nine months of 1997 as compared to net losses of $62 thousand in the same period of 1996. The net gains in the first nine months of 1997 included gains of $7.3 million related to the sale of three gates at Newark International Airport, $1.5 million related to the sale of spare flight equipment, and $3.2 million related to the sale of four aircraft engines and $2.8 million related to the sale of five surplus aircraft. Other charges and credits-net for the first nine months of 1997 were a net credit of $22.9 million compared to a net credit of $26.2 million in the first nine months of 1996. The $3.3 million decrease is primarily the result of decreases in vendor discounts ($1.4 million) and the favorable settlement of a lawsuit in 1996 ($2.5 million).

      As a result of the above, the Company's operating loss of $29.8 million for the nine months ended September 30, 1997 decreased $63.7 million from operating income of $33.9 million for the first nine months of 1996. The Company had a net loss of $79.7 million for the first nine months of 1997 compared to a net loss of $26.2 million for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources.

      Liquidity

      The Company's consolidated cash and cash equivalents balance at September 30, 1997 was $104.6 million, a $77.0 million decrease from the December 31, 1996 balance of $181.6 million. This reduction in the Company's cash balances resulted primarily from the repayment of long-term debt and capital lease obligations and from TWA's net losses caused in part by, among other factors, difficulties experienced in the last two quarters of 1996 and the first quarter of 1997 in operating performance. Although the Company's operational performance substantially improved during the second and third quarters of 1997, the residual effects of these difficulties continued throughout the first two quarters of 1997 and, to a lessor extent, during the third quarter of 1997. However, the Company has taken various initiatives, discussed below, designed to improve the Company's financial performance and the Company's financial performance for the third quarter of 1997 was better than its performance in the third quarter of 1996.

      In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises. In March 1997, the Company offered 50,000 Units, with each Unit consisting of (i) one 12% Senior Secured Note due 2002, in the principal amount of $1,000, and (ii) one Redeemable Warrant to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share. The Notes are secured by a lien on certain assets of the Company, including 1) the Company's beneficial interest in it FAA designated take-off and landing slots at three high-density, capacity-controlled airports, 2) currently owned and hereafter acquired defined ground equipment of the Company used at certain domestic airports and 3) all of the issued and outstanding stock of (a) a wholly-owned subsidiary of TWA holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three wholly-owned subsidiaries of TWA holding leasehold interest in gates and related support space at certain domestic airports served by the Company. The Company realized approximately $47.2 million (net of discounts and commissions and estimated expenses) in proceeds from the Offering. The Company used approximately $0.5 million of the proceeds from the Offering to release certain of the collateral to be used to secure the Notes from a prior existing lien and the remainder of the proceeds for general corporate purposes.


      The net decrease in cash and cash equivalents during the first nine months of 1997 was due, in part, to the fact that cash used in operating activities in the first nine months of 1997 was $21.0 million as compared to the first nine months of 1996 when $47.9 million was provided by operating activities. Pursuant to the eight-year Karabu Ticket Program Agreement between the Company and Karabu (the "Ticket Agreement"), net discounted sales from tickets sold under the agreement are excluded from cash provided by operating activities as the related amounts were applied as a $53.7 million reduction to the outstanding balance of financing provided to TWA by Karabu (the "Icahn Loans") and a $38.8 million reduction to the outstanding balance of the certain promissory notes issued to the PBGC in connection with the '93 Reorganization (the "PBGC Notes"). Cash used by investing activities was $17.6 million in the first nine months of 1997 versus $108.9 million in the first nine months of 1996. A large part of this change was related to a reduction in new aircraft predelivery deposits of approximately $35 million during the first nine months of 1997 and an increase of $16.3 million in proceeds from asset sales. Gross proceeds from assets sold during the first nine months of 1997 included $10.0 million for three gates at Newark International Airport and $11.8 million for spare flight equipment, aircraft and engines. Financing activities used $38.5 million of cash in 1997, while such activities provided cash of $5.1 million in the first nine months of 1996, primarily related to net proceeds of $104.4 million (after the redemption of the Mandatorily Redeemable 12% Preferred Stock) from the sale of 3,869,000 shares of 8% Preferred Stock in March 1996. Net Proceeds from the issuance of the Units were $47.2 million in March 1997.

      The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors, including: continued improvement in operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, and the Company's ability to attract new capital and maintain adequate liquidity.

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

      Pursuant to the '95 Reorganization, the Company issued 600,000 ticket vouchers, each with a face value of $50.00, which may be used for up to a 50% discount off the cost of a TWA airline ticket for transportation on TWA ("Ticket Vouchers"). Pursuant to certain agreements, the Company repurchased approximately 236,000 of the Ticket Vouchers at an aggregate cost of $8.8 million. Payments in respect of these Ticket Vouchers were approximately $700,000 in 1995 and approximately $8.1 million in 1996. Concurrently, the Company undertook aircraft lease payment deferrals to increase liquidity and improve the Company's financial condition. Gross deferrals of lease and conditional sale indebtedness payments aggregated approximately $91.0 million with a weighted average repayment period of approximately two years. The aircraft lease payment deferrals contemplated by the '95 Reorganization generally anticipated six month deferrals with various payback periods, extending in some instances over the remaining life of the lease, and in other cases over a specified period. Cash repayments of lease deferrals, including interest, were approximately $9.5 million in the fourth quarter of 1995, $23.8 million in 1996 and are expected to approximate $9.0 million in 1997.

      On June 14, 1995, the Company signed an agreement (the "Extension and Consent Agreement") with Karabu to extend the term of the Icahn Loans from January 8, 1995 to January 8, 2001 and to obtain the consent of Karabu and the Icahn Entities to certain modifications to the PBGC Notes. Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. At September 30, 1997, the outstanding balance of the Icahn Loans was approximately $63.4 million (excluding approximately $1.7 million in accrued and unpaid interest and, assuming the application of approximately $8.0 million in cash that was on deposit with State Street Bank & Trust Company, security trustee, (the "Security Trustee") to repay the Icahn Loans). The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

      On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the Ticket Agreement, which permitted Karabu to purchase two categories of discounted tickets: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets sold by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell System Tickets through travel agents or directly to the general public. Karabu, however, has been marketing System Tickets directly and through travel agents to the general public. TWA has demanded that Karabu cease doing so and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents or directly to the general public.
In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations. Mr.
Icahn countered threatening to attempt to declare a default on the Icahn
Loans, which financing is secured by receivables and certain flight equipment pledged under a security agreement (the "Karabu Security Agreement") with the Security Trustee. Mr. Icahn's position was based on a variety of claims related to his various interpretations of the security documents related to such loans as well as with respect to alleged violations of the Ticket
Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. Mr. Icahn also alleged independent violations of the Icahn Loans, including, among under things, that the Company has not been maintaining, as required by the terms of the Icahn Loans, certain aircraft which TWA has retired from service and stored which are pledged as security for the Icahn Loans. To endeavor to eliminate the issue relating to the maintenance of out of service aircraft from the various disputes with Mr. Icahn and his affiliates, the Company has deposited an amount equal to the appraised fair market value with the Security Trustee and requested the release of the liens on such aircraft. To date, the Security Trustee has not released such liens. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County Circuit Court. If Karabu's interpretation as to sales of System Tickets directly to the general public through travel agents was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue so as to reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans could result in a cross-default to the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

      Also on March 20, 1996, Karabu and certain other companies controlled by Mr. Icahn filed suit against the Company alleging violations by the Company of the Ticket Agreement and federal anti-trust laws. On March 24, 1997, the United States District Court for the Southern District of New York, on the Company's motion, dismissed the suit in its entirety and that decision has not been appealed. On August 11, 1997, the Company was advised that Karabu and another entity controlled by Mr. Icahn have filed another suit alleging violation of the Ticket Agreement, this time against six senior officers of the Company in New York state court. This suit is substantially similar to the previous action. The defendants have moved to dismiss the case on jurisdictional and res judicata grounds.

      On October 15, 1997 Karabu filed suit in New York State Supreme Court,
New York County, seeking a declaratory judgment that if TWA were to pay in full the outstanding balance due on the Icahn Loans, Karabu would have no obligation to release any portion of its lien on TWA's accounts receivable and/or aircraft and engine collateral so long as the TWA Petition is pending or in the event that TWA is awarded damages as a result of the TWA petition. Karabu is arguing that a prospective recovery of legal damages by TWA affects the balance due on the Icahn Loans because Karabu applied amounts that it owed the Company under the Ticket Agreement to offset TWA's Liability to it under the Icahn Loans. On November 5, 1997, TWA requested the PBGC, to whom the collateral has been pledged by Karabu, to agree to release the collateral in the event that TWA were to pay in full the outstanding balance due on the Icahn Loans. On November 5, 1997, the PBGC advised Karabu that it believed that it would be appropriate for the collateral to be released under the circumstances described in TWA's letter and requested that Karabu consent no later than November 7, 1997. On November 10, 1997, Karabu indicated that because there has not yet been a tender of payment, it need take no position at this time. On November 14, 1997, the PBGC wrote to Karabu informing Karabu that the PBGC had consented to the release of the collateral upon payment and expected Karabu to act accordingly. On November 10, 1997, TWA filed a Motion to Show Cause in New York Supreme Court, New York County asking the court to find that the Karabu complaint should be dismissed as a matter of law. TWA believes that this case has no merit and that defenses are available as a matter of law. On November 12, 1997, Karabu amended its complaint to allege that TWA had failed to make the appropriate pension payment to the PBGC in June 1997. TWA believes that it has in fact made the proper payment as it came due and that believes there is no merit in this claim.

      On November 12, 1997, TWA filed a complaint in the Federal Court for the Southern District of New York against Mr. Icahn, Karabu, the PBGC and the Security Trustee for the collateral seeking a declaratory judgment that the collateral must be released upon TWA's payment of the outstanding balance of the Icahn Loans and for damages caused by Karabu's and Mr. Icahn's breach of the duty of good faith and fair dealing.

      Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit. These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

      The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At September 30, 1997, approximately $118.6 million of such proceeds had been applied to the principal balance of the Icahn Loans and $45.2 million had been applied to the PBGC Notes.

      The Company elected to pay interest, due August 1, 1995 and February 1, 1996, and half the interest due February 1, 1997, on the 12% Reset Notes, in shares of Common Stock. The amount of such interest aggregated approximately $10.4 million, $10.2 million and $3.7 million, respectively, and resulted in the issuance of approximately 1.9 million, 1.1 million and 0.6 million shares of Common Stock on the respective dates. The

Company elected to pay dividends due February 1, 1996 on its 12% Preferred Stock for the period from November 1, 1995 to and including January 31, 1996, in the amount of approximately $3.3 million, in shares of Common Stock.

      Capital Resources

      During the nine months ended September 30, 1997 the Company continued a series of privately negotiated exchanges with a significant holder of 12% Reset Notes which resulted in the return to the Company of $51.8 million in 12% Senior Secured Reset Notes and approximately $1.4 million in accrued interest thereon in exchange for the issuance of approximately 7.7 million shares of Common Stock leaving an outstanding principal balance of approximately $72.5 million.

      TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings, issuance of additional equity or from the sale of assets. Substantially all of TWA's strategic assets, including its owned aircraft, have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. TWA has relatively few non-strategic assets which it could monetize, substantially all of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof. The Company believes that the value of its pledged assets materially exceeds the indebtedness associated therewith. To the extent that the Company is able to obtain financing to repay certain of this indebtedness, it may be able to use the excess collateral value as the basis (by obtaining additional loans against such excess value or otherwise) for additional liquidity; however, no assurance can be given that the Company will be able to obtain any such financing. In addition, Karabu has challenged the right of the Company to obtain a release of the collateral securing the Icahn Loans. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.

      Commitments

      In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new 757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten 757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement also provides for the purchase of up to ten additional aircraft. As of October 24, 1997 TWA had taken delivery of 5 of such aircraft and had 5 on firm order. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. Four of the five aircraft already delivered were manufacturer financed and one was leased.
TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of four of the remaining five aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of the remaining fifth and final of such aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

      In 1997, TWA reached agreements for the acquisition, by lease, of two new Boeing 767-300ER aircraft to be delivered in March and April of 1998. The longer-range 300 series aircraft will be utilized on TWA's international routes.

      TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.1 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

      The Company has entered into an agreement to acquire from the manufacturer fifteen new MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of October 24, 1997, the Company has taken delivery of five of the MD-83 aircraft and expects to take delivery of two additional planes by the end of 1997, and six additional planes during 1998 and two additional planes in 1999.

      TWA has elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996, 75% by December 31, 1998 and 100% by December 31, 1999. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft. As of September 30, 1997, hush-kits have been installed on 67 DC-9's engines at an aggregate cost of approximately $55 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions.

      Certain Other Capital Requirements

      Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

      Year 2000

      The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, resulting in a date recognition problem in the year 2000. The Company has hired an outside consulting firm to study what actions will be necessary to make its computer systems year 2000 compliant. The expense associated with these actions cannot presently be determined, but could be material to the Company's financial position and results of operations.

      Availability of NOLs

      The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $691 million at December 31, 1996, and expects to have approximately $808 million at December 31, 1997. Such NOLs expire in 2008 through 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue
Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. In connection with the change of ownership caused by the '95 Reorganization, the Company elected to reduce its NOLs in accordance with
Section 382 of the Code and regulations issued thereunder. An additional change in ownership thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no ownership change has occurred subsequent to the '95 Reorganization. There can be no assurance that an unrelated ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Icahn Litigation

      On June 14, 1995, the Company signed an agreement with Karabu pursuant to which the term of the Icahn Loans was extended from January 8, 1995 to January 8, 2001. Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities") consented to certain modifications to promissory notes (the "PBGC Notes") issued to a settlement trust on behalf of the Pension Benefit and Guaranty Corporation (the "PBGC") in connection with the Company's 1993 Chapter 11 Reorganization (the "'93 Reorganization"). Collateral for the Icahn Loans includes a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. The notes evidencing the Icahn Loans have been pledged by Mr. Icahn and certain affiliated entities as security for certain obligations of the Icahn Entities to the PBGC and/or in respect of funding obligations on the Company's pre-'93 Reorganization pension plans.

      On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the Ticket Agreement providing for certain sales of tickets by TWA to Karabu under the Ticket Agreement. There are two categories of tickets under the Ticket
Agreement: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement) and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes that applicable provisions of the Ticket Agreement do not allow Karabu to market or sell
System Tickets directly or through travel agents to the general public.
Karabu, however, has been marketing System Tickets directly and through travel agents to the general public. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with the Company's interpretation. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn, and certain affiliated companies seeking damages and to enjoin further violations of the Ticket Agreement. Mr. Icahn countered by threatening to file his own lawsuit and to declare a default on the financing of up to $200 million provided to TWA by Karabu in connection with the '93 Reorganization (the "Icahn Loans"), which financing is secured by receivables and certain flight equipment pledged under a security agreement (the "Karabu Security Agreement") with State Street Bank and Trust Company of Connecticut N.A., as security trustee (the "Security Trustee"). Mr. Icahn's position was based upon a variety of claims related to his interpretations of the Karabu Security Agreement as well as certain alleged violations of the Ticket Agreement by the Company. A violation of the Ticket Agreement by the Company could result in a cross-default under the Icahn Loans. An event of Default (as defined in the Icahn Loans), if resulting in an acceleration of the indebtedness due thereunder, would constitute a default under the instruments governing substantially all of the Company's other indebtedness and leases and would have a material adverse effect on the

Company. Mr. Icahn has also alleged independent violations of the Icahn Loans, including, among other things, that the Company has not been maintaining, in accordance with the terms of the Karabu Security Agreement, certain aircraft which TWA has retired from service and stored and which are pledged as security for the Icahn Loans. To endeavor to eliminate this issue from the various disputes with Mr. Icahn and his affiliates, the Company has deposited an amount equal to the appraised fair market value of such aircraft with the Security Trustee and requested the release of the liens on such aircraft. To date, the Security Trustee has not released such liens. In addition, Mr. Icahn has asserted that the approval of the Security Trustee is required for any modification to the FAA-approved maintenance program affecting aircraft pledged as security under the Karabu Security Agreement. The parties negotiated a series of standstill agreements, pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. The final extension of such standstill agreement expired on March 20, 1996.

      On March 20, 1996, the Company filed a Petition (the "TWA Petition") commencing a lawsuit against Mr. Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition, which is pending in the Circuit Court for St. Louis County, Missouri, alleges that the Icahn Defendants are violating the Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the Ticket Agreement to the general public. The TWA Petition seeks a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also seeks liquidated, compensatory and punitive damages, in addition to the Company's costs and attorney's fees. This case is scheduled to go to trial on December 9, 1997. The Company believes the allegations contained in the TWA Petition are meritorious.

      Also on March 20, 1996, TWA was named as a defendant in a complaint
(the "Icahn Complaint") filed by Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities"). The Icahn Complaint alleges, among other things, that the Company has violated certain federal antitrust laws, breached the Ticket Agreement and interfered with certain existing and prospective commercial relations of the Icahn Entities. The Icahn Complaint is based upon an interpretation by Mr. Icahn and the Icahn Entities that the Ticket Agreement permits sales of tickets to the general public directly and through travel agents. The Icahn Complaint seeks injunctive relief and actual and punitive monetary damages, as well as the Icahn Entities' costs of litigation. On June 13, 1996, following TWA's filing of a motion to dismiss the Icahn Complaint, the Icahn Entities amended the Icahn Complaint to delete the federal antitrust claims and to add new allegations and theories with respect to claimed violations of the federal antitrust laws and the Lanham
Act (the "Amended Icahn Complaint"). On March 24, 1997, on the Company's motion, the Amended Icahn Complaint was dismissed in its entirety and that decision has not been appealed.

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

      On June 28, 1996, Karabu brought an action against the PBGC in the United States District Court for the Southern District of New York, seeking a declaratory judgment for the purpose of determining Karabu's rights with respect to the Karabu Security Agreement. TWA then sought to intervene in such lawsuit and was granted the right to do so whereupon the Company filed a motion to dismiss Karabu's complaint and for summary judgment. This case went to trial in August 1997 and the parties are awaiting a decision. Karabu withdrew its separate suit in New York state court for a declaratory judgment previously filed on June 28, 1996.

      Karabu and Global Discount Travel Services, LLC ("Global") another entity controlled by Mr. Icahn had filed suit on August 8, 1997 in New York state court, county of New York, against six senior officers of the Company. The suit alleges interference with Global's rights under the Ticket Agreement by terminating or threatening to terminate travel agencies' appointments to sell TWA tickets if such travel agencies do business with Global. This suit is substantially similar to the one filed in March 1996 by Karabu and dismissed by the federal court in New York in March 1997. The officers have filed a motion to dismiss this case on jurisdictional and res judicata grounds.

      On October 15, 1997, Karabu filed suit in New York State Supreme Court, New York County, seeking a declaratory judgment that in the event that TWA pays in full the outstanding balance due on the Icahn Loans, Karabu would have no obligation to release any portion of its lien on TWA's accounts receivable and/or aircraft and engine collateral while the TWA Petition was pending and in the event that TWA was awarded damages as a result of the TWA Petition. Karabu is arguing that a prospective recovery of legal damages by TWA affects the balance due on the Icahn Loans because Karabu applied amounts that it owed the Company under the Ticket Agreement to offset TWA's liability to it under the Icahn Loans. On November 5, 1997, TWA requested the Pension Benefit Guaranty Corporation ("PBGC"), to whom the collateral has been pledged by Karabu, to agree to release the collateral in the event that TWA were to pay in full the outstanding balance due on the Icahn Loans. On November 5, 1997, the PBGC advised Karabu that it believed that it would be appropriate for the collateral to be released under the circumstances described in TWA's letter requested that Karabu consent no later than November 7, 1997. On November
10, 1997, Karabu indicated that because there has not yet been a tender of payment, Karabu need take no position at this time. On November 14, 1997, the PBGC wrote to Karabu informing Karabu that the PBGC had consented to the release of the collateral upon payment and expected Karabu to act appropriately. On November 10, 1997, TWA filed a Motion to Show Cause asking the Court to find that the Karabu complaint should be dismissed as a matter of law. TWA believes that this case has no merit and that defenses are available as a matter of law. On November 12, 1997, Karabu amended its complaint to allege that TWA had failed to make the appropriate pension payment to the PBGC in June 1997. TWA believes that it in fact made the proper payment as it came due and believes there is no merit in this claim.

      On November 12, 1997, TWA filed a complaint in the Federal Court for the Southern District of New York against Mr. Icahn, Karabu, the PBGC and the Security Trustee for the collateral seeking a declaratory judgment that the collateral must be released upon TWA's payment of the outstanding balance of the Icahn Loans and for damages caused by Karabu's and Mr. Icahn's breach of the duty of good faith and fair dealing.

      Although the Company intends to press its claims vigorously and believes its defenses to Mr. Icahn's claim are meritorious, it is possible that Karabu's interpretation of the Ticket Agreement regarding discount ticket sales by the Icahn Defendants to the general public directly or through travel agents could be determined, either by a court or otherwise, to be correct. In such event, unless the Company took appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue that could reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. In addition, although the Company believes that no material default exists under the Karabu Security Agreement, any default by the Company under the Ticket Agreement or directly on the Icahn Loans which resulted in an acceleration of the Icahn Loans would result in a cross-default under substantially all of the Company's other indebtedness and leases and otherwise have a material adverse effect on the Company.

      Other Actions

      On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's maintenance base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the
Missouri Department of Natural Resources ("MDNR") and the EPA. On August 19, 1997 the MDNR and the EPA approved the CMS. Currently, drafts of the Statement of Basis and the Post Closure Permit are being reviewed by both agencies. Upon completion of that review, the documents will be submitted for public comment. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operation or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.


ITEM 2. CHANGES IN SECURITIES.

      Sales of Unregistered Securities

      Pursuant to certain Exchange Agreements with Elliott Associates L. P. and Westgate International L. P. reported on a Form 8-K filed on September 20, 1996, the Company exchanged 3,755,114 shares of Common Stock for $24.05 million principal amount of its 12% Senior Secured Reset Notes (the "Reset Notes") plus approximately $1.4 million in accrued interest thereon in a series of transactions in the third quarter of 1997. The Common Stock was issued pursuant to the exemption granted by Section 3(a)(9) of the Securities Act of 1933. The Reset Notes were registered and issued pursuant to the Company's registration statement on Form S-4 filed with the Commission on May 12, 1995.


ITEM 5. OTHER INFORMATION

      On October 29, 1997 James F. Martin was elected Senior Vice President, Human Resources, succeeding Charles J. Thibaudeau who retired on October 1, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

           <F*>2.1   --  Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to Registrant's
                         Registration Statement on Form S-4, Registration Number 33-84944, as amended)

           <F*>2.2   --  Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental
                         Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to
                         6/95 10-Q)

           <F*>2.3   --  Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of
                         Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to
                         6/95 10-Q)

           <F*>2.4   --  Final Decree, dated December 28, 1995, related to the '95 Reorganization
                         (Exhibit 2.7 to 12/31/95 Form 10-K)

           <F*>3(i)  --  Third Amended and Restated Certificate of Incorporation of Trans World Airlines, Inc.
                         (Exhibit 3(iv) to Registrant's Registration Statement on Form S-3,
                         Registration No. 333-04977)

           <F*>3(ii) --  Amended and Restated By-Laws of Trans World Airlines, Inc., effective May 24, 1996
                         (Exhibit 3(ii) to 6/96 10Q)

           <F*>4.1   --  Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust,
                         N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

           <F*>4.2   --  IAM Trans World Airlines Inc. Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee
                         (Exhibit to 9/93 10-Q)

           <F*>4.3   --  IFFA Trans World Airlines Inc. Employees' Stock Ownership Plan and related Trust
                         Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the
                         IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

           <F*>4.4   --  Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First
                         Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31,
                         1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

           <F*>4.5   --  Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee
                         Trustee (each as defined therein), as amended by the Addendum to Stockholders dated
                         November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

           <F*>4.6   --  Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial
                         Significant Holders (Exhibit 4.9 to 9/93 10-Q)

           <F*>4.7   --  Indenture between TWA and Shawmut Bank, National Association, dated November 3, 1993 relating to TWA's 10% Senior Secured Notes Due 1998 (Exhibit 4.10 to 9/93 10-Q)

           <F*>4.8   --  Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

           <F*>4.9   --  Indenture between TWA and American National Bank and Trust Company of Chicago, N.A.,
                         dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001
                         (Exhibit 4.12 to 9/93 10-Q)

           <F*>4.10  --  The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1,
                         1995 (Exhibit 4.12 to 9/95 10-Q)

           <F*>4.11  --  TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994
                         (Exhibit 4.13 to 9/95 10-Q)

           <F*>4.12  --  TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
                         (Exhibit 4.14 to 9/95 10-Q)

           <F*>4.13  --  TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23,
                         1995 (Exhibit 4.15 to 9/95 10-Q)

           <F*>4.14  --  Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due 2006
                         (Exhibit 4.16 to Registrant's Registration Statement on Form S-3, Registration No.
                        333-04977)

           <F*>4.15  --  Indenture dated as of March 31, 1997 between TWA and First Security Bank, National
                         Association relating the 12% Senior Secured Notes Due 2002, including form of Note (Exhibit
                         4.15 to TWA's Registration Statement on Form S-4, Registration No. 333-26645)

           <F*>4.16  --  Registration Rights Agreement dated as of March 31, 1997 between the Company and the
                         Initial Purchaser relating to the 12% Senior Secured Notes Due 2002 and the Warrants to
                         purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to TWA's Registration
                         Statement on Form S-4, Registration No. 333-26645)

           <F*>4.17  --  Warrant Agreement dated as of March 31, 1997 between the Company and American Stock
                         Transfer and Trust Company relating to the warrants to purchase 126.26 shares of TWA
                         Common Stock (Exhibit 4.18 to TWA's Registration Statement on Form S-4, Registration
                         No. 333-26645)

           10.1      --  Agreement between TWA and Gerald L. Gitner dated as of February 12, 1997

           11        --  Statement re computation of per share earnings

           27        --  Financial Data Schedule (submitted only in electronic format)

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

                                                TRANS WORLD AIRLINES, INC.

Dated: November 14, 1997                        By:  /s/ MICHAEL J. PALUMBO
                                                   ---------------------------
                                                        Michael J. Palumbo
                                                    Senior Vice President and
                                                     Chief Financial Officer