Form 10-Q/A
period 1997-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1997-11-17
CIK 278327

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

      Availability of NOLs

      The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $691 million at December 31, 1996. Such NOLs expire in 2008 through 2011 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue
Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. In connection with the change of ownership caused by the '95 Reorganization, the Company elected to reduce its NOLs in accordance with
Section 382 of the Code and regulations issued thereunder. An additional change in ownership thereafter could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no ownership change has occurred subsequent to the '95 Reorganization. There can be no assurance that an unrelated ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS, and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

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