Form 10-K
period 1997-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 1998-03-31
CIK 278327

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                ----------------
                                   FORM 10-K
                  /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 1-7815

                           TRANS WORLD AIRLINES, INC.
            (Exact name of registrant as specified in its charter.)

               DELAWARE                                 43-1145889
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization.)               Identification Number.)

                                ONE CITY CENTRE
                              515 NORTH 6TH STREET
                           ST. LOUIS, MISSOURI  63101
         (Address of principal executive offices, including zip code.)

                                 (314) 589-3000
             (Registrant's telephone number, including area code.)

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class                                      Name of Each Exchange on Which Registered
---------------------------------------------------                  -----------------------------------------
Common Stock, par value $.01 per share                                        American Stock Exchange
Warrants (expiring August 23, 2002)                                           American Stock Exchange
11 1/2% Senior Secured Notes due 2004                                         American Stock Exchange
Series A Participating Cumulative Preferred Stock Purchase Rights             American Stock Exchange

                                 -------------
          Securities registered pursuant to Section 12(g) of the Act:

            8% Cumulative Convertible Exchangeable Preferred Stock,
                            par value $.01 per share
          9 1/4% Cumulative Convertible Exchangeable Preferred Stock,
                            par value $.01 per share
                           8% Secured Notes due 2001
                       Warrants (expiring April 1, 2002)
                                (Title of Class)

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

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998, is approximately $690,583,400.

      As of March 20, 1998, 51,719,673 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

              Definitive Proxy Statement for the Annual Meeting of
                    Stockholders on May 19, 1998 - Part III
================================================================================

                                    PART I


Item 1. Business

      Trans World Airlines Inc. ("TWA" or the "Company") is a Delaware corporation organized in 1978 and is the successor to the business of its predecessor corporation, Transcontinental & Western Air, Inc., originally formed in 1934. The Company's principal executive offices are located at One City Centre, 515 N. Sixth Street, St. Louis, Missouri 63101 and its telephone number is (314) 589-3000.

      TWA is the eighth largest U.S. air carrier (based on revenue passenger miles ("RPMs") for the full-year 1997), whose primary business is transporting passengers, cargo and mail. During 1997, the Company carried approximately 23.4 million passengers and flew approximately 25.1 billion RPMs. As of December 31, 1997, TWA provided regularly scheduled jet service to 89 cities in the United States, Mexico, Europe, the Middle East, Canada and the Caribbean. As of December 31, 1997, the Company operated a fleet of 185 jet aircraft.

North American Route Structure

      TWA's North American operations have a hub-and-spoke structure, with a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international hub at New York's John F. Kennedy International Airport ("JFK"). The North American system serves 36 states, the District of Columbia, Puerto Rico, Mexico, Canada and the Caribbean. The JFK and St. Louis hub systems are designed to allow TWA to support both its North American and transatlantic connecting flights. During 1997, TWA's North American passenger revenues accounted for approximately 85.9% of its total passenger revenues versus approximately 81.7% during 1996.

   St. Louis

      TWA is the predominant carrier at St. Louis, with approximately 365 scheduled daily departures as of December 31, 1997 serving 79 cities. In 1997, TWA had approximately a 74.5% share of airline passenger enplanements in St. Louis excluding all commuter flights, while the next largest competitor enplaned approximately 12.6%. Since 1995, TWA has added service from its St. Louis hub to Reno, Nevada, Knoxville, Tennessee, Shreveport, Louisiana, Steamboat Springs, Colorado, Palm Springs, California, Toronto, Canada and the Mexican resort cities of Cancun, Puerto Vallarta and Ixtapa/Zihuatenejo.

   JFK

      TWA serves 26 domestic and international cities from its JFK hub, with approximately 40 daily departures. JFK is both the Company's and the industry's largest international gateway from North America. The Company offers non-stop flights from JFK to 8 cities in Europe and the Middle East as well as 17 destinations in the U.S. and the Caribbean.

   Commuter Feed

      TWA coordinates operation of its commuter feed into the Company's hubs at St. Louis and JFK with Trans States Airlines, Inc. ("Trans States"). Trans States, an independently owned regional commuter carrier, currently operates approximately 169 daily flights into St. Louis and 56 flights into JFK. Trans States' operations are coordinated to feed TWA's North American and international flights. Management believes that these commuter operations are an important source of traffic into the Company's domestic and international route networks.

International Route Structure

      TWA's international operations consist of both nonstop and through service from JFK and St. Louis to destinations in Europe and the Middle East. TWA's international operations are concentrated at JFK, where TWA has built a hub system primarily designed to provide domestic traffic feed for its transatlantic service. International cities served include: Barcelona, Cairo, Lisbon, Madrid, Milan, Riyadh, Rome and Tel Aviv from JFK; Paris from JFK and St. Louis; and London-Gatwick from St. Louis. On January 13, 1997, as part of its plans to improve the operating and financial performance of its international operations, the Company discontinued service on certain European routes, including JFK to Frankfurt and Boston to Paris, as well as non-stop feed service to JFK from several domestic cities. In addition, service to Athens from JFK was discontinued on April 18, 1997. In 1997, TWA's international passenger revenues accounted for approximately 14.1% of total revenues versus approximately 18.3% in 1996.

      On April 28, 1997, TWA announced it had filed an application with the
U. S. Department of Transportation (the "DOT") seeking approval of code-share service with Royal Jordanian Airline. The DOT approved the code-share on October 1, 1997. The agreement calls for the joint coding of TWA domestic flights between seven U.S. cities and JFK and of Royal Jordanian Airline's direct flights between JFK, Amsterdam and Amman, Jordan. Service began on November 1, 1997. In addition, TWA and Royal Jordanian Airline recently announced that they have requested an amendment to their statements of authorization to add additional cities in the U.S. and in the Persian Gulf area. The DOT has approved the application and TWA is seeking authority to serve Bahrain, Qatar, Pakistan and India. It is anticipated that such authority will be received in the second quarter of 1998. On October 24, 1997, TWA announced that it had signed an agreement with Spanish carrier Air Europa to provide code share service. Under the agreement, which still requires governmental approval, TWA will place its TW flight code on Air Europa flights operating between Madrid and Barcelona, on the one hand, and Palma and Malaga, Spain, on the other hand. Air Europa will place its UX flight code on TWA flights operating between both Madrid and Barcelona, on the one hand, and JFK, on the other hand, and to numerous U.S. points beyond JFK. The code share service is anticipated to commence in the second quarter of 1998. Pursuant to their agreements, both Royal Jordanian Airline and Air Europa have moved their operations to the Company's JFK terminal. On February 11, 1998, TWA announced that it had applied to the DOT seeking authority to operate 28 frequencies of code share service between St. Louis and Japan in cooperation with Delta Air Lines. The application proposed to start code share service to Tokyo and Nagoya as soon as possible after approval, and to Osaka and Fukuoka on October 28, 1998. TWA also applied for non-stop route authority from St. Louis to Tokyo beginning June 1, 1999. On March 16, 1998 the DOT issued an order authorizing the Company to serve the St. Louis-Tokyo market with 7 weekly frequencies and allocating 14 of the weekly frequencies for U.S.-Japan code share service. The DOT allowed interested parties ten days to object and seven additional days to reply to objections. It is anticipated that a final order will be issued by the DOT in early April.

      TWA is exploring the possibility of entering into marketing and code-share alliances with additional foreign carriers. These alliances, if consummated, would allow the Company to provide its passengers with extended service to foreign destinations not served directly by the Company, while feeding TWA's North American operations from these foreign destinations.

Changes to Management Team

      On December 20, 1996, Michael J. Palumbo was appointed Senior Vice President and Chief Financial Officer of the Company. He had previously been Vice President and Treasurer. On February 12, 1997, the Company's Board of Directors (the "Board of Directors" or the "Board") named Gerald L. Gitner, a member of the Board since 1993, as Chairman and Chief Executive Officer of the Company. Mr. Gitner, who had been named acting Chief Executive Officer in December 1996, replaced Jeffrey H. Erickson, who on October 24, 1996 announced his intention to leave as the Company's President and Chief Executive Officer. On December 3, 1997, the Board named William F. Compton, a TWA pilot and a director of the Company since November 1993, as President and Chief Operating Officer of the Company. Mr. Compton had been appointed Executive Vice President, Operations in March 1997. He had been acting in such position since December 14, 1996. On May 29, 1997 the Board elected Donald M. Casey as Executive Vice President, Marketing. On October 29, 1997 James F. Martin was elected as Senior Vice President, Human Resources. On December 31, 1997, Roden A. Brandt resigned as Senior Vice President, Planning, but will remain as a consultant to the Company through April 30, 1998. On January 28, 1998, the Board appointed Kathleen A. Soled, Esq. to serve as the Company's Senior Vice President and General Counsel replacing Richard P. Magurno, Esq. who resigned on January 28, 1998. Ms. Soled had been the Company's Vice President, Legal and Corporate Secretary.

Recent Securities Offerings

      On December 2, 1997, the Company consummated a Rule 144A/Regulation S private placement offering of 1,725,000 shares of 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock") which raised net proceeds of approximately $82.2 million (the "1997 Preferred Stock Offering"). On December 9, 1997, the Company consummated a Rule 144A/Regulation S offering of $140.0 million aggregate principal amount of 11 1/2% Senior Secured Notes due 2004 (the "11 1/2% Notes") which raised net proceeds of approximately $133.5 million (the "11 1/2% Notes Offering"). On December 30, 1997, a wholly-owned, bankruptcy-remote subsidiary of the Company consummated a Rule 144A/Regulation S private placement offering of $100.0 million aggregate principal amount of 9.80% Airline Receivable Asset Backed Notes due 2001 (the "Receivables Securitization Notes") which raised net proceeds of approximately $97.0 million (the "Receivables Securitization Offering"). A portion of the net proceeds from the 11 1/2% Notes Offering and the Receivables Securitization Offering was used to repay existing indebtedness. On March 3, 1998, the Company consummated a Rule 144A/Regulation S offering of $150.0 million aggregate principal amount of 11 3/8% Senior Notes due 2006 which raised net proceeds of approximately $144.9 million.

      The Company is currently negotiating the acquisition of three Boeing 767-231 ETOPS airframes and six accompanying engines (collectively, the "Aircraft") currently being leased by the Company in exchange for the proposed issuance of (i) $43.2 million aggregate principal amount of the Company's 11 3/8% Senior Secured Notes due 2003, which would have a first priority security interest in the Aircraft (the "Aircraft Secured Notes"), and (ii) $31.8 million aggregate principal amount of the Company's Mandatory Conversion Equity Notes due 1999 (the "Equity Notes" and, together with the Aircraft Secured Notes, the "Aircraft Notes"), which would have a second priority security interest in the Aircraft and be convertible into shares of Common Stock based upon a formula to be set forth in the Equity Notes (the "Aircraft Offering"). The Aircraft Notes would be issued in a private placement to the sellers of the Aircraft. The Aircraft Notes would not be registered under the Securities Act and could not be transferred or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that this transaction will be consummated.

Recent Strategic Initiatives

      Management believes that certain strategic initiatives undertaken by the Company beginning in late 1996 have contributed to the Company's improved financial and operating results. TWA's management began to implement such strategic initiatives in response to a significant deterioration in the Company's operating performance and financial condition during the second half of 1996. This deterioration was primarily caused by (i) an overly aggressive expansion of TWA's capacity and planned flight schedule, particularly during the 1996 summer season, which forced the Company to rely disproportionately on lower-yield feed traffic and bulk ticket sales to fill the increased capacity of its system; (ii) the delayed delivery of four older 747s intended to increase capacity for incremental international operations during the summer of 1996; and (iii) unexpected maintenance delays due to the capacity increase, higher levels of scheduled narrow-body heavy maintenance and increased contract maintenance performed for third parties. These factors caused excessive levels of flight cancellations, poor on-time performance, increased pilot training costs and higher maintenance expenditures and adversely affected the Company's yields and unit costs. In addition, the crash of TWA Flight 800 on July 17, 1996 distracted management's attention from core operating issues and led to lost bookings and revenues. The Company also experienced a 27.6% increase in fuel costs in 1996 versus 1995, primarily due to a 22.3% increase in the average fuel price paid per gallon during the year.

      The primary focus of the Company's new strategic initiatives is to reestablish TWA's operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity, which should improve the Company's financial results. As the initial steps in implementing this strategy, the Company temporarily reduced its flight schedule during the first quarter of 1997 to more closely match aircraft available for active service and worked to reduce the number of aircraft in maintenance backlog by increasing overtime and utilizing maintenance capacity made available by the termination of an unprofitable aircraft maintenance contract with the U.S. government.

      TWA has significantly enhanced its operational reliability and schedule integrity since the first quarter of 1997. According to statistics reported to the DOT, TWA improved from tenth among the 10 largest U.S. scheduled commercial airlines in domestic on-time performance in 1996 to second in 1997. TWA also canceled 5,413 fewer flights in 1997 than in 1996, improving its percentage of scheduled flights completed to 98.0% compared to 96.2% for 1996.

Fleet Upgrade and Simplification

      TWA's fleet modernization plans seek to realize operating cost savings by replacing a number of older, less efficient aircraft with more modern, technologically advanced, twin-engine, two-pilot aircraft. New flight equipment acquisition plans initiated in 1996 are intended to achieve a decrease in operating and maintenance costs as older, heavier, maintenance-intensive aircraft are phased out and replaced by newer aircraft. These changes are intended to simplify the Company's fleet structure, thereby reducing the number of aircraft types to decrease overall crew training and aircraft maintenance costs (although resulting in increased short-term transition crew training costs). Additional efficiencies should be realized through increased standardization of aircraft parts, supplies and cabin equipment that must be inventoried throughout TWA's system. Despite the higher capital costs associated with owning or leasing new and later model aircraft, the Company believes that corresponding reductions in operating costs will offset these increased costs. Management believes this initiative will further improve operating performance while allowing the Company to achieve Stage 3 compliance with the Airport Noise and Capacity Act of 1990 (the "Noise Act") by the year 2000 without further downsizing.

      In the first quarter of 1997, as part of its efforts to improve near-term operational reliability, the Company announced plans to accelerate retirement of the 14 747s (four-engine, 3-pilot wide-body jets with an average age of approximately 25.6 years) and the 11 L-1011s (three-engine, three-pilot wide-body jets with an average age of approximately 22.6 years) remaining in its fleet as of December 31, 1996. All of the L-1011s and 747s have been retired. These older, less efficient and less reliable aircraft have been replaced with new or later-model used 757, 767 and MD-80 aircraft. Management believes that these smaller aircraft are more appropriately sized to the routes served and, by reducing the Company's reliance on lower-yield feed traffic to fill capacity, have resulted in higher load factors and improved yields. Further, these newer twin-engine, two-pilot aircraft are expected to provide efficiencies in fuel, flight crew and maintenance expenses, while reducing long-term pilot training costs by enabling TWA to have fewer aircraft types in the fleet. Such aircraft should also permit TWA to more effectively utilize its yield management system. In 1996, TWA entered into agreements to lease 10 new 757s and to purchase an additional 10 new 757 aircraft. As of February 1, 1998, TWA had taken delivery of 15 of such aircraft. The Company also acquired the right, subject to certain conditions, to purchase up to 20 more new 757 aircraft from the manufacturer. In addition, the Company entered into agreements with a major operating lessor to lease two 767-300ERs with deliveries in 1998. In 1996, the Company entered into an agreement with the manufacturer to acquire 15 new MD-83s. As of February 1, 1998, the Company had taken delivery of seven of the MD-83s, and expects to take delivery of six additional planes during 1998 and two additional planes in 1999. The Company also entered into an agreement for the lease of nine late-model used MD-82s, which were delivered in 1997 and early 1998. The Company also intends to retire eight of its older 727s in 1998, which are expected to be replaced with MD-80s. As a result of this fleet restructuring, the Company's mix of narrow-body and wide-body aircraft shifted to approximately 90%/10% as of December 31, 1997 versus 80%/20% as of year-end 1996, while TWA's average number of seats per aircraft declined to 141 from 161 over the same period. As of December 31, 1997, the average age of its fleet had decreased to 16.9 years from 19.0 years at year-end 1996.
The Company is in negotiations to acquire 24 new MD-83 aircraft from the manufacturer. If an agreement is reached, it is anticipated that such agreement will provide for delivery of the aircraft in 1999. TWA has also entered into an agreement with a third party aircraft lessor for the sale and leaseback of fifteen B727-200A aircraft owned by the Company. The aircraft are scheduled to be delivered on March 31, 1998 and leased to TWA under leases which expire in 1999 and 2000.

      During 1996 and 1997, the Company outfitted 30 of its DC9-30 aircraft with "hush-kits" in order to bring such aircraft into compliance with Stage 3 requirements of the Noise Act. The Company is considering "hush-kitting" additional aircraft as well as other alternatives including acquisition of Stage 3 compliant aircraft as replacements for non-compliant aircraft to assure compliance with Stage 3 noise requirements, in particular the replacement of DC9 aircraft with newer model aircraft. See "Regulatory Matters--Noise Abatement." While the Company is seeking financing for certain of its planned capital expenditures, a substantial portion of such expenditures is expected to utilize internally generated funds. The inability to finance or otherwise fund such expenditures could materially adversely affect the ability of the Company to continue to implement its strategic plan.

   Route Structure Optimization

      The Company has been optimizing its route structure by redeploying assets to markets in which it believes it has a competitive advantage and limiting its commitments in other markets.

      Domestically, the Company believes the greatest opportunities for improved operating results will continue to come from focusing additional resources on its St. Louis hub in order to leverage its strong market position. The Company already dominates operations at St. Louis, with approximately 74.5% of total enplanements in 1997, excluding commuter traffic. In addition, the Company enjoys certain advantages in the Midwest due to its established route system, strong brand identity and concentrated presence in that market. Because St. Louis is located in the center of the country, it is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. Therefore, TWA believes it is better positioned to offer more frequencies and connecting opportunities to many travelers in its key Midwestern markets than competing airlines. To capitalize on these advantages, the Company has increased its number of daily departures at St. Louis from 229 in 1993 to approximately 365 as of December 31, 1997. In addition, beginning in 1995, the Company has increased service to the north and south with service to Knoxville, Tennessee, Shreveport, Louisiana, Toronto, Canada and the Mexican resort cities of Cancun, Ixtapa/Zihuatenejo and Puerto Vallarta.

      Internationally, the Company's operations are concentrated at JFK. The Company's strategy has been to reduce and streamline international operations to focus on markets that it believes can support non-stop service and to maximize utilization of the JFK facility. As a result, since 1994, the Company has eliminated service to several European cities and reduced its service to and from Paris. In addition, during 1996 and 1997 the Company increased service from JFK to the Caribbean, Florida and to certain other domestic cities to increase utilization of the Company's JFK facility, particularly during off-peak time periods, and to provide feed traffic for its international operations. On February 11, 1998, the Company applied to the DOT seeking authority to operate 28 frequencies of code share service between St. Louis and Japan in cooperation with Delta Air Lines. The application proposes to start code share service to Tokyo and Nagoya as soon as possible after approval, and to Osaka and Fukuoka on October 28, 1998. TWA also applied for non-stop route authority from St. Louis to Tokyo beginning June 1, 1999. On March 16, 1998 the DOT issued an order authorizing the Company to serve the St. Louis-Tokyo market with 7 weekly frequencies and allocating 14 of the weekly frequencies for U.S.-Japan code share service. The DOT allowed interested parties ten days to object and seven additional days to reply to objections. It is anticipated that a final order will be issued by the DOT in early April.


      As part of its efforts to position the Company for sustained profitability, TWA restructured its operations at JFK during 1997 by eliminating certain unprofitable international destinations (such as Frankfurt and Athens), as well as certain low-yield domestic feed service into JFK. The Company also consolidated for the near term most of its JFK operations from two terminals into a single terminal in order to reduce operating costs, increase facility utilization and improve passenger service. In addition to enhancing yields and load factors, the substitution of 757s and 767s for 747s and L-1011s on international routes also has increased operating efficiencies and on-time performance at JFK, since these smaller aircraft are better suited to the physical limitations of TWA's terminals. As a result of these changes, TWA's international scheduled capacity (as measured by ASMs) decreased 32.3% in 1997 versus 1996 and represented 19.5% of total scheduled capacity for 1997 versus 25.6% for 1996. The Company believes that this decrease in international operations, together with the rationalization of fleet size described above, will help deseasonalize TWA's business, with the difference between TWA's seasonal average daily peak and trough capacities anticipated to be approximately 4.2% in 1998, versus 16.9% in 1997 and 20.5% in 1996. While the Company believes that the deseasonalization of operations will reduce quarter to quarter fluctuations in the future, there can be no assurance that such deseasonalization will occur.

   Customer Service; Travel Agent Commissions

      The Company is focusing on improving the quality of its air travel product and the service provided to passengers by TWA personnel. The Company believes that its increased focus on quality, certain new marketing initiatives and the steps taken to restore operational reliability and schedule integrity in 1997 have resulted and will allow TWA to attract a greater percentage of higher-yield passengers. Ongoing initiatives include:

      Focus on Business Traveler. Based on customer research, the Company has targeted business travelers and is therefore tailoring its marketing and advertising efforts to emphasize the Company's positioning as a full-service, high-value airline providing service to popular business destinations throughout the U.S. The Company believes that its convenient flight schedules and connections, as well as its centrally located hub at St. Louis, are important in providing service which is attractive to these travelers.

      The Company is introducing a series of marketing initiatives designed to attract a greater percentage of higher-yield business passengers.

      In March 1995, TWA introduced Trans World One, a premium business class service in its international and certain trans-continental non-stop markets. This product has recently been enhanced and relaunched with advertising and promotional support. Trans World One is available in 767 equipment and in selected 757 equipment. Overall service is being improved, including check-in, on-board comfort, food service and priority baggage return. TWA is also increasing first class cabin seating in its narrow-body domestic aircraft by 60% and is planning a series of airport and in-flight enhancements. This domestic service was launched in early 1998 as Trans World First. The Company has also implemented a specially designed service for short-haul business markets, in the first quarter of 1998 named TWQ. The Company is in the early phases of a series of facilities upgrades, including a newly opened Ambassadors Club in St. Louis, a renovated club at LaGuardia, a completely refurbished club in its JFK terminal and improved new check-in counters and backwalls. A new electronic passenger and baggage processing system is being installed in St. Louis.

      TWA introduced a revamped frequent flier program under the name "Aviators" in the first quarter of 1998 effective May 1, 1998. The Company has already implemented several new initiatives to improve its frequent flier program. A Platinum level was introduced in the third quarter of 1997 to offer the Company's most attractive travel benefits for its highest mileage customers. Platinum level travelers and travelers purchasing first class or full fare coach tickets will also be given mileage bonuses equal to the base dollar amount paid for their tickets, in addition to other existing bonuses.
Further, TWA
joined the American Express Membership Rewards Program, allowing members the opportunity to earn additional miles for amounts charged on the American
Express Card.

      Leisure Traveler. Within the leisure travel market, TWA is positioned as a high-quality, competitive-fare carrier. Management believes that TWA's cost structure and attractive route system position it well to compete for leisure traffic. Further, TWA's Getaway Program, which was the original airline tour program, has a leading position in this sector.

      Travel Agent Commissions. Until recently TWA paid the full traditional 10% commission on tickets for domestic transportation on TWA sold by independent travel agents without the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which most other major airlines imposed in 1995, and paid an 11% commission on tickets for international transportation. On October 2, 1997, the Company reduced its commissions on tickets for domestic and international transportation to 8% and 10%, respectively, without the cap imposed by most other major airlines. Although the Company cannot quantify the current or potential future impact of this decision, the Company believes the uncapped commission structure is a positive factor in maintaining and improving its long-term relationships with such travel agents and encourages the booking of higher fare tickets. See "Travel Agencies--Travel Agent Commissions."

   Labor Relationship

      Management believes TWA has a generally cooperative relationship with its employees, including employees represented by unions. At various times, the Company's employees have demonstrated significant loyalty and commitment to TWA's future by, among other things, agreeing to various wage and work rule concessions to improve productivity in connection with the `93 and `95 Reorganizations. As a result of these agreements (i) the Company's employees received approximately 30% of the voting equity of TWA outstanding immediately following the `95 Reorganization and (ii) certain corporate governance provisions were effected, including provision of the right of employees currently represented by the Air Line Pilots Association, International ("ALPA") and the International Association of Machinists and Aerospace Workers ("IAM") to elect four of the Company's 15 directors. On March 6, 1997, the IAM assumed representation of the Company's flight attendants formerly represented by the Independent Federation of Flight Attendants ("IFFA") and IFFA was decertified. Union and non-union employees are also eligible under the Employee Stock Incentive Plan ("ESIP") to increase their level of stock ownership through grants and purchases of additional shares over a five year period commencing in 1997. For information concerning the ESIP, see "Employees" below.

      Each of the Company's union contracts became amendable as of August 31, 1997, and negotiations have begun with respect to all three major contracts. While management believes that the negotiation process for the new contracts will result in extended contracts mutually satisfactory to the parties, there can be no assurance as to the ultimate timing or terms of any such new contracts. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The Company believes that the status of its employees as substantial stockholders and participants in corporate governance and the Company's efforts to involve employees in developing and achieving the Company's goals will result in continued dedication to the efforts to improve the Company's financial and operational performance.

      In January 1997, TWA implemented the programs through which TWA has sought to institutionalize throughout all levels of its organization the importance of running an airline with operational reliability and schedule integrity. These programs provide certain operating and procedural guidelines for enhancing performance and improving overall product quality. In addition, in 1996 the Company introduced Flight Plan 97, which paid eligible employees a $65 bonus for each month that TWA finished in the top five in all three performance categories tracked by the DOT (on-time performance, customer complaints and baggage handling) and a total of $100 if TWA also ranked first in at least one of such categories. Based on the Company's performance in September 1997, eligible employees earned their first bonus under this program, a $100 payment for ranking first in on-time performance, fourth in customer complaints and fifth in baggage handling. This program has been enhanced as Flight Plan 98 and now provides that in any quarter where the Company places first in the on-time DOT-tracked performance category for the entire quarter (and assuming that no bonus over $100 was paid to employees during that quarter) the eligible employees would receive a $100 bonus.

   Investment in Technology

      Management believes significant opportunities exist for the Company to increase revenues and reduce costs by investing in available technology that provides the Company and its employees with the information necessary to operate its business more effectively and to improve customer service. The Company has taken a significant step forward in this area by installing a computerized yield management system. The need to build a historical database for such yield management system has delayed full realization of benefits expected from such system; however, as this database grows during 1998, it is expected to allow the Company to improve significantly its ability to estimate demand flight-by-flight for each class of fares and manage the allocation of seats accordingly. Given TWA's prior lack of a computerized yield management system, the Company's management believes that as this database grows the system will offer significant opportunities for revenue improvement. In 1996, the Company implemented a "QIK-Res" system at its reservation center in Norfolk, Virginia. QIK-Res is a front-end reservations software program designed to improve customer service. Management believes the system has demonstrated its effectiveness at Norfolk and intends to pursue the possibility of extending the system to its reservation center in St. Louis. TWA is also in the process of installing state-of-the-art computer hardware for ticket counter and gate podiums at St. Louis using "QIK-Chek" software to improve passenger service and data collection while simplifying the ticket and check-in process.

   Cost and Efficiency Initiatives

      Management believes that maintaining a low cost structure is crucial to the Company's business strategy. TWA's airline operating cost per ASM (adjusted for subsidiaries, restructuring and earned stock contributions) increased from 8.12 cents in 1995 to 8.76 cents in 1996 and to 8.97 cents in 1997. The primary contributors to these increases were increases in maintenance costs and costs associated with flight crew training which occurred primarily during the first six months of 1997. Despite these increases, management believes that TWA's operating costs remain below the average of the six largest full service carriers. The Company intends to continue to pursue, among other things, route optimization, increased labor efficiencies, fleet modernization and rationalization, and investment in technological advances in order to improve operating results. During 1997, TWA realized cost efficiencies in maintenance, reflecting the elimination of TWA's maintenance backlog during the first quarter of 1997, as well as the reduced maintenance requirements for the newer aircraft already added to TWA's fleet. In addition, as described above, the Company's fleet renewal plan is expected to provide efficiencies in fuel, flight crew and training expenses, while the JFK restructuring has eliminated certain unprofitable routes and reduced certain operating costs. TWA's average number of employees per aircraft has decreased from 131.0 as of December 31, 1996 to 120.7 as of December 31, 1997, which is generally consistent with industry standards.

      The Company has increased to 12 the number of connecting "banks" of flights operating into its St. Louis hub to increase further the utilization of its aircraft. TWA has installed a new ticketless system and has begun to test automatic ticket machines in selected markets. In mid-1996, the Company initiated programs allowing customers to book reservations directly via on-line network systems, and during the second quarter of 1997, TWA began to provide bookings via the Internet. It is expected that distribution costs will be reduced as travelers use these on-line booking vehicles and ticketless systems. In addition, TWA is implementing a number of programs to reduce computer reservation systems booking fees, both internally and from travel agents. Such booking fees are separate transaction fees that are paid in addition to any travel agent commission. TWA will continue to explore other opportunities to reduce costs and improve efficiency in the areas of aircraft maintenance, airport operations, purchasing, distribution, ticket delivery, food service, cargo delivery operations and administrative functions.

Travel Agencies

   Travel Agent Commissions

      Consistent with most other airlines, tickets sold for travel on TWA are sold by travel agents as well as directly by the Company. During 1997, approximately 81.9% of all ticket sales on TWA were sold by travel agents. Until October 2, 1997, TWA paid the full traditional 10% commission on tickets for domestic transportation on TWA sold by independent travel agents without the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which most other major airlines imposed in 1995 and paid an 11% commission on tickets for international transportation. On October 2, 1997, the Company reduced its commission on tickets for domestic and international transportation to 8% and 10%, respectively, without the cap imposed by most of the major airlines. Although the Company cannot quantify the current or potential future impact of this decision, the Company believes the uncapped commission structure is a positive factor in the Company maintaining and improving its long-term relationships with such travel agents and encourages the booking of higher fare tickets. TWA pays 9% for tickets issued outside the U.S. Carriers (including TWA) may also pay additional commissions to travel agents as an incentive for increased volume or other business directed to the carrier.

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

      One such system is WORLDSPAN, which is owned by a partnership in which affiliates of TWA, Delta Air Lines, Northwest Airlines, and ABACUS
Distribution Systems Pte. Ltd, have interests of 25%, 38%, 32% and 5%, respectively. Management believes that its participation in Worldspan, L.P. ("Worldspan") has given it direct access to an efficient distribution system. Worldspan continues to expand its offering and coverage, further benefiting the Company. TWA will continue to increase the methods and efficiency of distributing its product through a variety of channels and systems, including increasing use of "E" ticketing (electronic ticketing) and direct booking through the Internet.

Frequent Flight Bonus Program

      TWA initiated its Frequent Flight Bonus Program ("FFB Program") in May 1981. Frequent flier programs like TWA's FFB Program have been adopted by most major air carriers and are considered the number one marketing tool for developing brand loyalty among travelers and accumulating demographic data pertaining to business fliers.

      TWA's FFB Program rewards certain of its members with mileage credits based on the fare paid as well as miles flown for travel on TWA and also offers mileage credits for members' purchases of goods and services offered by various travel and non-travel related businesses that participate in the FFB Program including other airlines. FFB Program members may also receive mileage credit pursuant to exchange agreements maintained by TWA with a variety of entities, including hotels, car rental firms, credit card issuers and long distance telephone service companies. For example, through the American Express Membership Rewards Program, FFB Program members may use amounts charged on the American Express card to earn additional frequent flier miles.

      TWA accounts for its FFB Program under the incremental cost method, whereby travel awards are valued at the incremental cost of carrying one additional passenger. Such costs are accrued when FFB Program participants accumulate sufficient miles to be entitled to claim award certificates. Incremental costs include unit costs for passenger food, beverages and supplies, fuel and liability insurance expenses expected to be incurred on a per passenger basis. No profit or overhead margin is included in the accrual for incremental costs. No liability is recorded for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to TWA for these awards.

      At December 31, 1996, FFB participants had accumulated mileage credits for approximately 751,689 free awards, compared with accumulated mileage credits for approximately 938,319 free awards at December 31, 1997. Because TWA expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 1996 and 1997 were based on approximately 71.5% and 63.0%, respectively, of the accumulated credits. Mileage for FFB participants who have accumulated less than the minimum number of mileage credits necessary to claim a free award is excluded from the calculation of the accrual.

      The accrued liability at December 31, 1996 was approximately $20.4 million compared to approximately $19.6 million at December 31, 1997.

      TWA's customers redeemed free awards representing approximately 4.5% and 4.9% of TWA's RPMs in 1996 and 1997, respectively.

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

      During 1996, aircraft fuel prices increased significantly, however, such prices declined moderately during 1997. The following table details TWA's fuel consumption and costs for the three years ended December 31, 1995, 1996 and 1997:

                                                        Year Ended December 31,
                                                        -----------------------
                                                  1995           1996           1997
                                                  ----           ----           ----
Gallons consumed (in millions)                     804.2          838.9          730.3
Total cost<F1> (in millions)                      $458.6         $585.2         $480.9
Average cost per gallon                         57 cents       70 cents       66 cents
Percentage of operating expenses                   13.9%          15.6%          14.3%

----------
<F1>  Excludes into-plane fees.

Competition

      Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by intense competition, consolidation of existing carriers, the formation of international and domestic alliances and the advent of numerous low-cost, low-fare new entrants. A number of airlines have filed for bankruptcy and/or ceased operations. In addition, several carriers have introduced or announced plans to introduce low-cost, short-haul jet service, which may result in increased competition to TWA. Airlines offer discount fares, a wide range of schedules, frequent flier mileage programs and ground and in-flight services as competitive tools to attract passengers and increase market share. Intense price competition has accelerated the efforts of airline managements to reduce costs and improve productivity in order to withstand greater levels of discounting. TWA's services are subject to varying degrees of competition, depending in part on whether such services are operated over domestic or international routes. Because of the relative ease with which U.S. carriers can enter new domestic markets, TWA's domestic services are subject to increases or decreases in competition from other air carriers. Changes in intensity of competition in the deregulated domestic environment cannot be predicted.

      The level of competition in international markets is normally governed by the terms of bilateral agreements between the U.S. and the foreign countries involved. Many of the bilateral agreements permit an unlimited number of carriers to operate between the U.S. and the foreign country. Competition in some international markets is limited to a specified number of carriers and flights on a given route by the terms of the air transport agreements between the U.S. and the foreign country. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--General" and "Regulatory Matters."

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

      While DOT authority is required before any person may operate as an air carrier within or to and from the U.S., the Airline Deregulation Act of 1978 and the International Air Transportation Competition Act of 1979 substantially decreased previous governmental restrictions in this area. In the case of domestic operations, any person who is found to be fit, willing and able may operate as an air carrier between any two points in the U.S. Thus, TWA is able to enter new routes or suspend existing routes within the U.S. without seeking regulatory approval. Similarly, other airlines are free to enter or leave TWA's domestic markets.

Employees

      As of December 31, 1997, the Company had approximately 22,321 full-time employees (based upon full-time equivalents which include part-time employees). Of these, approximately 84.6% were represented by ALPA and the IAM. On March 6, 1997, the IAM was certified to replace IFFA as the bargaining representative of the Company's flight attendants.

      During 1994, the Company entered into Collective Bargaining Agreements with ALPA, IAM and IFFA (collectively the "`94 Labor Agreements") amending then existing labor agreements with each such union to, among other things,
(i) eliminate certain raises scheduled to take effect in 1994 and 1995, thereby continuing certain wage and benefit concessions granted to the Company in the `92 Labor Agreements, (ii) modify existing work rules and benefit packages, and (iii) eliminate contractual "snapback" provisions contained therein which would have automatically restored wages to pre-concessionary levels for purposes of future contract negotiations. The terms of the IFFA contract remain in effect, although the flight attendants are now represented by the IAM. In addition, the Company implemented a number of similar savings initiatives with respect to domestic non-union and management employees, primarily through reducing headcount, altering benefit packages, and eliminating certain planned restorations of previous wage concessions.

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

      As part of the `94 Labor Agreements, TWA agreed with its unionized employees to a series of semi-annual 1% wage increases commencing in May 1995 and continuing through August 31, 1997 (the last such wage increase equaled 3% in the case of employees represented by ALPA and IFFA, and the IAM received a 1% wage increase and a 2% contribution to its retirement plan on August 31, 1997).

      On the `95 Effective Date (as defined herein, see "Corporate Reorganizations" below), TWA issued to certain trusts established for the benefit of its unionized employees shares of Employee Preferred Stock; such stock being issued in three separate series designated the ALPA Preferred Stock, the IAM Preferred Stock and the IFFA Preferred Stock. Except for certain rights with respect to the election of directors, the Employee Preferred Stock has rights substantially identical to the Common Stock. TWA also issued an aggregate of 1,026,694 shares of Common Stock to a trust established for the benefit of certain of TWA's other employees. The value of shares issued to the Company's non-union employees was intended to reflect the estimated value to the Company of the concessions granted by these employees. The equity securities issued on the `95 Effective Date resulted in the employees of the Company initially owning approximately 30% of the then outstanding Common Stock and Common Stock equivalents of the Company.

      In recognition of the fact that as a result of the `95 Reorganization, the percentage of the Company's stock owned by the Company's employees was substantially reduced, the Company adopted as of the `95 Effective Date the ESIP pursuant to which the Company would grant, commencing in 1997, to certain trusts established for the benefit of its union and non-union employees certain additional shares of Common Stock and Employee Preferred Stock. The ESIP provides that the first stock grant under the plan would be made on July 15, 1997 in an amount sufficient to increase the employee ownership of the combined total number of then outstanding shares of Common Stock and Employee Preferred Stock by 2.0% if the average closing price of the Common Stock on the American Stock Exchange, or such other exchange or market which is then the principal market on which the Common Stock is listed or admitted to trading, for 30 consecutive trading days (the "Average Closing Price") exceeded a target price of $11.00 per share during the period from January 1, 1997 to July 14, 1997. If the target price of $11.00 per share is not exceeded, the grant would instead be made, if at all, on July 15 of the next year (up to and including July 15, 2002) in which the Average Closing Price of the Common Stock exceeds such target price prior to July 15 of that year. In each of 1998 through 2002, additional shares of Employee Preferred Stock and Common Stock will become subject to grant under this program in an amount sufficient to increase the employee ownership by 1.5% in 1998, 1.5% in 1999, 1.0% in 2000, 1.0% in 2001 and 1.0% in 2002 (subject to adjustment as described below) based on the combined total number of shares of Common Stock and Employee Preferred Stock outstanding as of the applicable July 15 grant date, with the target price applicable to the additional shares made available for grant in such year equal to $12.10 in 1998, $13.31 in 1999, $14.64 in 2000, $16.11 in 2001 and $17.72 in 2002. Each such grant is cumulative and, where the applicable target price is not met in the initial grant year, the applicable grant is carried forward and is subject to grant in future years up to and including July 15, 2002 in the manner described above. To protect against the dilutive effect of certain stock issuances, the ESIP provides for an adjustment (the "Adjustment") to the grants described above in the event the Company issues additional Common Stock to third parties for cash or property or in lieu of cash payments on the 12% Senior Secured Reset Notes (the "12% Reset Notes") or the Company's Mandatorily Redeemable 12% Preferred Stock (both the 12% Reset Notes and the Mandatorily Redeemable 12% Preferred Stock have been retired). To the extent that a sale of additional capital stock for cash results in a decline in the percentage of employee ownership of the combined total number of shares of Common Stock and Employee Preferred Stock below a level equal to the Adjusted Base Ownership Percentage (as defined in the ESIP), one-quarter of the difference between the new percentage of employee ownership and the Adjusted Base Ownership Percentage (but in no event greater than 1.0% in each year) would be added to the percentage of Employee Preferred Stock and Common Stock to be granted to union employees and non-union employees, respectively, under the ESIP in each of the years 1999 through 2002, assuming the target prices are met. Furthermore, if TWA issues additional shares of Common Stock with an aggregate value of more than $20 million to third parties for cash or a reduction in debt at a price equal to or greater than $11.00 per share (the "Equity Issuance Acceleration Trigger"), the last two scheduled grants under the ESIP are to be aggregated and these shares allocated equally to the remaining installments in the program. In addition, pursuant to the ESIP, employees have the right commencing July 15, 1997 through July 15, 2002, to purchase additional shares of Employee Preferred Stock in amounts up to an aggregate of 2.0% of the combined total number of outstanding shares of Common Stock and Employee Preferred Stock at a discount of 20.0% from the then current market price. Should all of the target prices be met or exceeded within the time periods specified and should the entire discount stock purchase option be exercised, the various employee stock trusts would receive a total of 10.0% (as adjusted as described below) of the Company's outstanding Common Stock, with the exact amount issued dependent upon the number of shares outstanding as of the date of each grant and option exercise.

      The ESIP separately provides that if additional shares of Employee Preferred Stock and Common Stock are distributed following the `95 Effective Date in respect of the `95 Reorganization, employees will be entitled to receive an additional number of shares of Employee Preferred Stock and Common Stock such that the employees will retain the same level of ownership. Union representatives and the Company agreed to a one-time distribution pursuant to this provision of the ESIP in an aggregate amount of 525,856 shares of Employee Preferred Stock and Common Stock. As part of that agreement, since additional ESIP shares were not issued to the employees in July 1997, an additional 405,750 shares of Employee Preferred Stock and Common Stock were issued to the employee trusts and, to the extent that additional shares are granted under the ESIP, the Company will receive a credit towards the new grant for these previously issued shares, in that amount.

      While the $11.00 target price was not exceeded as of July 15, 1997 and no target price grant was made on that date, on February 17, 1998, the Average Closing Price for the Company's Common Stock did exceed the $11.00 target price with respect to the first scheduled grant. As a result, the initial grant in an amount sufficient to increase the employee ownership by 2.0% based on the then outstanding Common Stock and Employee Preferred Stock will be made on July 15, 1998. Based on the current outstanding Voting
Equity (as defined in the ESIP) of 57,890,907 shares, the number of shares of Employee Preferred Stock and Common Stock to be issued to the employees under the ESIP on that date is 1,515,472. TWA is entitled to a credit against this number in the amount of 405,750 shares due to the prior grant to employees as described above. On March 4, 1998, the Average Closing Price for the
Company's Common Stock did exceed the $12.10 target price with respect to the 1998 grant of 1.5%. As a result, the 1998 grant in an amount sufficient to increase the employee ownership by 1.5% based on the then outstanding Common Stock and Employee Preferred Stock will also be made on July 15, 1998. Based on the current outstanding Voting Equity, the number of additional shares of Employee Preferred Stock and Common Stock to be issued to the employees under the ESIP on that date for the 1998 grant is 1,172,354. The number of shares to be granted could be increased if the last two grants are accelerated pursuant to the Equity Issuance Acceleration Trigger. Furthermore, based on issuances of Common Stock to date, the Adjustment has resulted in a revised grant schedule of 1.5% in 1998, 1.84% in 1999, 1.34% in 2000, 1.34% in 2001 and 1.34% in 2002. Assuming the Aircraft Offering is consummated and taking into account the Common Stock issued upon conversion of the Equity Notes, the grants for the years 1999-2002 would further increase pursuant to the Adjustment to: 1.91% in 1999, 1.41% in 2000, 1.41% in 2001 and 1.41% in 2002. Finally, in the event that the Aircraft Offering is consummated and the final conversion price of the Equity Notes to be issued in connection with the Aircraft Offering is in excess of $11.00 per share, the Equity Issuance Acceleration Trigger will be met and the final two scheduled installments will be aggregated and these shares will be allocated equally to the remaining installments in the program. As a result, the remaining grants would be as follows: 2.705% in 1997 (already vested and payable on July 15, 1998); 2.205% in 1998 (already vested and payable on July 15, 1998); 2.615% in 1999 if the Average Closing Price exceeds $13.31 and 2.115% in 2000 if the Average Closing Price exceeds $14.64.

      In addition to certain amendments required to effect the recapitalization of the Company, on the `95 Effective Date, TWA further amended its Certificate of Incorporation and By-laws to (i) permit certain employees represented by ALPA and the IAM to elect four of the Company's 15 directors (the "Employee Directors"), and (ii) provide that certain extraordinary corporate actions, including mergers, sales of all or substantially all of the Company's assets or certain routes or any filing seeking protection under the bankruptcy laws, may be blocked by a vote of six directors, including each of the Employee Directors.

      The `94 Labor Agreements were three year agreements and became amendable as of August 31, 1997. Negotiations on a new collective bargaining agreement with the IAM with regard to the flight attendants commenced in July 1997 and are currently ongoing and negotiations regarding the Company's ground employees represented by the IAM commenced in February 1997 and are also currently ongoing. Negotiations on a new collective bargaining agreement with ALPA commenced in June 1997 and are currently ongoing. Under the Railway Labor Act (the "RLA") workers whose contracts have become amendable are required to continue to work under the "status quo" (i.e., under the terms of employment in effect before the amendable date) until the RLA's procedures are exhausted. Under the RLA, the Company and its unions are obligated to continue to bargain until agreement is reached or until a mediator is appointed and concludes that negotiations are deadlocked and mediation efforts have failed. The mediator must then further attempt to induce the parties to agree to arbitrate the dispute. If either party refuses to arbitrate, then the mediator must notify the parties that his efforts have failed and, after a 30-day cooling-off period, a strike or other direct action may be taken by the parties. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering ground employees. At the request of the IAM, a mediator was appointed on March 27, 1998 in connection with the negotiations on the collective bargaining agreement covering flight attendants. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and, therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could by particularly damaging to the Company.

Regulatory Matters

   Slot Restrictions

      The Company's ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for takeoffs and landings. At JFK, LaGuardia, Chicago O'Hare and Ronald Reagan Washington National airports, which have been designated "High Density Airports" by the Federal Aviation Administration (the "FAA"), there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including TWA, particularly in light of the increase in the number of airlines operating at such airports. On April 1, 1986, the FAA implemented a final rule relating to allocated slots at the High Density Airports. This rule, as since amended, contains provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. TWA does not anticipate losing any slots as a result of these new rules; however the higher use rates required by these rules do increase the risk that TWA might lose slots in the future because of nonuse and decrease TWA's ability to adjust its flight schedules at the High Density Airports.

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

      Certain portions of TWA's transatlantic route authority have been granted on a fixed-term basis. On May 4, 1993, the bilateral air transport agreement between the U.S. and France lapsed. In the absence of a new bilateral agreement, the U.S. and France are currently operating on a system of comity and reciprocity. Under this regime, carriers are permitted to maintain historical levels of service, but few or no new services are permitted. Cessation of service to any authorized markets from France may cause such underlying authority to terminate. Any reduction in U.S. carrier access to France could have an adverse impact on TWA's transatlantic operations.

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

   Noise Abatement

      The Noise Act provides for a reduction in aircraft noise levels by commercial aircraft. Under the Noise Act, air carriers were permitted to elect to comply with the transitional requirements of the Noise Act at December 31, 1994 either by (i) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2, or (ii) phasing in quieter aircraft, known as Stage 3. Air carriers who elected to comply by phasing out or retrofitting Stage 2 aircraft were required to phase out or retrofit at least 25% of a specified 1990 base level of such aircraft by December 31, 1994 and by at least 50% by December 31, 1996. TWA elected to comply with the final Noise Act requirements by adopting the Stage 2 aircraft phase out/retrofit option, and had reduced its specified base level of Stage 2 aircraft by 25% at December 31, 1994 and by 50% at December 31, 1996. The Company will be required to reduce its specified base level of Stage 2 aircraft by at least 75% by December 31, 1998 and 100% by December 31, 1999 or alternatively, 75% and 100% of its total fleet will be required to meet Stage 3 requirements by December 31, 1998 and December 31, 1999, respectively.

      As of December 31, 1997, approximately 69% of TWA's active fleet met the Stage 3 standards. TWA's ability to comply with the federal requirements within the time specified, or with more restrictive local noise restrictions, by acquiring newer aircraft and by phasing out or retrofitting older aircraft that are not in compliance with the Stage 3 standards, will depend upon its ongoing financial condition, its ability to renegotiate existing leases for such aircraft and its ability to obtain financing to acquire the requisite number of Stage 3 aircraft or retrofit kits. TWA is considering "hush-kitting" additional aircraft as well as other alternatives to assure compliance with Stage 3 noise requirements, and has already acquired a number of Stage 3 aircraft while phasing out several Stage 2 aircraft. However, there can be no assurance that TWA will be able to satisfy all applicable noise level requirements without further downsizing.

      Numerous airports have imposed restrictions such as curfews, airplane noise levels, mandatory flight paths and runway restrictions, which limit the ability of TWA and other carriers to increase services at such airports. Other jurisdictions are considering similar measures. While the Company has historically had the flexibility to schedule around these restrictions, there can be no assurance that the Company will continue to be able to work around these restrictions. At this time, TWA cannot predict what additional restrictions will be implemented or, if so, the timing or effect on TWA of any such implementation. The effect on TWA would depend on the extent to which TWA's aircraft then being used in the affected airports meet the Stage 3 requirements as well as the timing of TWA's flights.

   Labor

      The RLA governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty on air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. See "Employees." The RLA contains detailed procedures which must be exhausted before a lawful work stoppage can occur. Pursuant to the RLA, TWA has collective bargaining agreements with two domestic unions which together represent approximately 84.6% of the Company's employees.

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

      In 1996 and 1997, TWA spent approximately $3.4 million and $4.2 million, respectively, to comply with aging aircraft maintenance requirements. Based on information currently available to TWA and its current fleet plan, TWA estimates that costs associated with complying with these aging aircraft maintenance requirements will aggregate approximately $19.8 million for 1998 through 2001. These cost estimates assume, among other things, that newer aircraft will replace certain of TWA's existing aircraft and as a result, the average age of TWA's fleet will be significantly reduced. There can be no assurance that TWA will be able to implement fully its fleet plan.

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

   Passenger Facilities Charges

      During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the FAA, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers and remitted to the airports, are currently limited to $3.00 per enplanement and to $12.00 per round trip, although Congress is considering allowing airports to raise the PFCs. As a result of competitive pressure, the Company and other airlines have been limited in their abilities to pass on the cost of the PFCs to passengers through fare increases.

   Environmental

      The Company is subject to regulation under major environmental laws administered by state and federal agencies, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act. In some locations there are also county and sanitary sewer district agencies which regulate the Company. The Company believes that it is in substantial compliance with applicable environmental regulations. See, "Item 3. Legal Proceedings."


   Foreign Ownership of Shares

      The Federal Aviation Act of 1958 generally prohibits non-U.S. citizens from owning more than 25% of the voting interest in U.S. air carriers, including the Company.

Insurance

      The Company maintains commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets. The Company's policies include coverage for losses resulting from the physical destruction of or damage to TWA's owned and leased aircraft, as well as losses arising from bodily injury, property damage and personal injury to third parties for which TWA becomes legally obligated to pay. The Company maintains aircraft third party and airline general third party liability insurance with a combined single limit of $1 billion per occurrence. Management believes that TWA's commercial airline insurance policies are generally consistent with those of other United States domiciled scheduled passenger air carriers operating similar aircraft over similar routes.

Corporate Reorganizations

      During the early 1990s, the U.S. airline industry, including the Company, experienced unprecedented losses, which were largely attributable to, among other things, the Persian Gulf War (which caused a substantial increase in fuel costs and reduction in travel demand due to concerns over terrorism), recessions in the United States and Europe, and significant industry-wide fare discounting resulting from another U.S. airline's attempt to introduce a new pricing structure into the domestic airline business. In addition, TWA had incurred significant debt as a result of the leveraged acquisition in 1986 of a controlling interest in the Company by Carl Icahn. The substantial losses sustained by the Company during this period, coupled with the Company's excessive debt obligations, made it necessary for TWA to restructure its debt obligations and equity, lower its labor costs and severely reduce its capital outlays.

   `93 Reorganization

      On November 3, 1993 (the "`93 Effective Date"), TWA emerged from the protection of Chapter 11 of the United States Bankruptcy Code pursuant to a bankruptcy case filed on January 31, 1992. During the pendency of the `93 Reorganization, the Company (i) negotiated, effective September 1, 1992, a series of three-year concession agreements with its unions providing for, among other things, a 15% reduction in wages and benefits and certain work-rule concessions designed to reduce costs substantially (the "`92 Labor Agreements"), (ii) obtained confirmation of a reorganization plan which eliminated more than $1 billion of debt and lease obligations, and (iii) reached a settlement with the Pension Benefit Guaranty Corporation (the "PBGC") with respect to the Company's underfunded pension plan obligations. During the pendency of the `93 Reorganization, the Icahn Entities (as defined) released their claims against and interests in TWA and Mr. Icahn resigned as Chairman of the Board of Directors and as an officer of TWA. The Icahn Entities also agreed to provide up to $200 million of financing pursuant to the Icahn Loans (as defined) (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").


   `95 Reorganization

      Notwithstanding the reduction in levels of debt and obligations achieved through the `93 Reorganization, the Company emerged from the `93 Reorganization in a too highly leveraged position and, despite progress in increasing revenues and reducing costs, continued to experience significant operating losses. With the hiring of a new management team in 1994, the assumptions underlying the Company's operating plans, upon which its ability to service its post `93 Reorganization obligations depended, were recognized as unrealistic and unachievable. As a consequence, the Company was forced to seek a second financial restructuring.

      In the second quarter of 1995, the Company solicited and received sufficient acceptances to effect the proposed "prepackaged" plan of bankruptcy. Therefore, on June 30, 1995, the Company filed a prepackaged Chapter 11 plan of reorganization, which with certain modifications was confirmed by the United States Bankruptcy Court in St. Louis (the "Bankruptcy Court") on August 4, 1995. On August 23, 1995, approximately eight weeks after filing the prepackaged Chapter 11 plan, the `95 Reorganization became effective (the "`95 Effective Date") and the Company emerged from the protection of this second Chapter 11 proceeding. In connection with the `95 Reorganization, the Company (i) exchanged certain of its then outstanding debt securities for a combination of newly issued 12% Preferred Stock, Common Stock, warrants and rights to purchase Common Stock, and debt securities,
(ii) converted its then outstanding preferred stock to shares of Common Stock, warrants and rights to purchase Common Stock, (iii) obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases, and (iv) obtained an extension of the term of the approximately $190 million principal amount of the Icahn Loans (see "Item 3. Legal Proceedings -

Icahn Litigation"). The Company also (i) effected a reverse stock split of its then outstanding common stock and exchanged such shares for Common Stock,
(ii) raised approximately $52 million through an equity rights offering;
(iii) distributed certain warrants to its then current equity holders, and
(iv) implemented certain amendments to the Certificate of Incorporation relating to the recapitalization and various corporate governance matters.

      In connection with and as a precondition to the `95 Reorganization, in August and September of 1994, the Company entered into the `94 Labor Agreements, amending existing collective bargaining agreements, with the IAM, ALPA and IFFA, the three labor unions who then represented approximately 84% of the Company's employees. The `94 Labor Agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including elimination of so-called snapbacks, i.e., the automatic restoration of wage reductions granted in such agreements at the end of their term to levels that prevailed prior to the concessionary agreement. During 1994 and 1995, the Company also implemented a number of similar cost savings initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and continuing wage reductions which had been scheduled to expire. See "Employees."

Item 2. Properties

      A significant portion of TWA's assets are pledged to secure indebtedness. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Flight Equipment

      As of December 31, 1997, TWA operated a fleet of 185 aircraft, of which 36 were owned by TWA and 149 were leased. All aircraft in use are maintained in airworthy condition in accordance with procedures approved by the FAA. The active operating aircraft owned by and leased to TWA as of December 31, 1997 are listed below.


                                                                                 Average        Seats in
                                                                                   Age        Standard TWA
Type                                Owned<F2>     Leased<F3>      Total<F4>    of Aircraft    Configuration
----                                ---------     ----------      ---------     (in years)    -------------
                                                                                ----------
Douglas DC-9-10                         --              7              7           31.0             77
Douglas DC-9-30                         --             36             36           28.0            100
Douglas DC-9-40                         --              3              3           23.2            100
Douglas DC-9-50                         --             12             12           20.9            115
Douglas MD-80/83<F1>                    --             65             65            9.6            142
Boeing 727-200<F1>                      25              5             30           22.2            146
Boeing 747<F1>                           1              2              3           27.3            433
Boeing 757                               4             11             15            0.7            180
Boeing 767                               6              8             14           13.3            192
                                        --            ---            ---           ----
   Total                                36            149            185           16.9
                                        ==            ===            ===           ====




----------
<F1>  Excludes the following aircraft which are not in the active fleet: four
      Boeing 727-100s, four Boeing 727-200s, eight Boeing 747-100s, two Boeing 747-200s, 10 L-1011s and two Douglas MD-80s.
<F2>  A significant portion of TWA's owned flight equipment is pledged to secure its indebtedness.
<F3>  For a discussion of certain terms of the leases, see Note 9 to the
      Consolidated Financial Statements.
<F4>  For information concerning compliance of the above-referenced aircraft with the Noise Act, see "Regulatory Matters-Noise Abatement."

Real Property

      TWA utilizes or has rights to utilize airport and terminal facilities located in or near the cities it serves under lease agreements or other arrangements with the governmental authorities exercising control over such facilities.

      At St. Louis, TWA has preferential use rights to 57 gates and 40 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA's domestic-international hub at JFK operates out of two passenger terminal facilities (Terminals 5 and 6). TWA is the lessee at JFK of a total of 29 gates, 102 ticket counter positions, and ramp, baggage and other supporting ground facility space. TWA occupies both Terminal 5 and Terminal 6 as a holdover tenant pursuant to expired agreements of lease with the Port Authority of New York and New Jersey (the "Port Authority"). Such holdover tenancies are with the consent of the Port Authority pursuant to a Term Sheet dated August 12, 1993 (the "Term Sheet"), which extended TWA's right to occupy Terminals 5 and 6, provided TWA paid the rent set forth in the Term Sheet, made certain specified financed improvements to Terminals 5 and 6, and was otherwise in compliance with the expired leases. TWA's tenancy is currently on a month-to-month basis and no lease has been signed. The Company has recently consolidated for the near term most of its JFK operations into Terminal 5, using only limited facilities in Terminal 6. TWA has currently subleased a majority of the 13 gates in Terminal 6 to other carriers.

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

Item 3. Legal Proceedings

   Icahn Litigation

      On June 14, 1995, the Company signed the Extension and Consent Agreement with Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, to extend the term of certain financing provided by Karabu (the "Icahn Loans") from January 8, 1995 to January 8, 2001 and to obtain the consent of Karabu and certain other affiliates of Mr. Icahn to certain modifications to promissory notes issued by the PBGC (the "PBGC Notes") as part of the '93 Reorganization. Collateral for the Icahn Loans included a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. On December 30, 1997, the Company repaid the outstanding balance of the Icahn Loans out of the proceeds from the sale of the Receivables Securitization Notes.

      On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the Ticket Agreement which permitted Karabu to purchase two categories of discounted tickets: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement), and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes that applicable provisions of the Ticket Agreement do not allow Karabu to market or sell System Tickets through travel agents or directly to the general public. Karabu, however, has been marketing System Tickets through travel agents and directly to the general public. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with the Company's interpretation concerning sales through travel agents or directly to the general public. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn, and certain affiliated companies seeking damages and to enjoin further violations of the Ticket Agreement. Mr. Icahn countered by threatening to file his own lawsuit and to declare a default on the Icahn Loans, which financing was then secured by receivables and certain flight equipment pledged under one or more security agreements (the "Karabu Security Agreements"). Mr. Icahn's position was based upon a variety of claims related to his interpretations of the Karabu Security Agreements as well as with respect to certain alleged violations of the Ticket Agreement by the Company. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims.

      Those negotiations reached an impasse and the Company refiled its suit (the "TWA Petition") on March 20, 1996 in the St. Louis County Circuit Court against Mr. Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition alleges that the Icahn Defendants are violating the Ticket Agreement by, among other things, marketing and selling tickets purchased under the Ticket Agreement through travel agents or directly to the general public. The TWA Petition seeks a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also seeks liquidated and compensatory damages. In response to such lawsuit, Karabu and another Icahn-affiliated company asserted counterclaims alleging that the Company had breached its obligations under the Ticket Agreement by, among other things, seeking to restrict Karabu and Icahn-affiliated companies from selling System Tickets through travel agents or directly to the general public. The trial of this case was completed on January 7, 1998. A decision regarding this matter is pending.

      Also on March 20, 1996, TWA was named as a defendant in a complaint (the "Icahn Complaint") filed by Karabu and certain other affiliates of Mr. Icahn (the "Icahn Entities"). The Icahn Complaint alleged, among other things, that the Company had violated certain federal antitrust laws, breached the Ticket Agreement and interfered with certain existing and prospective commercial relations of the Icahn Entities. The Icahn Complaint was based upon an interpretation by Mr. Icahn and the Icahn Entities that the Ticket Agreement permits sales of tickets through travel agents and directly to the general public. The Icahn Complaint sought injunctive relief and actual and punitive monetary damages, as well as the Icahn Entities' costs of litigation. On June 13, 1996, following TWA's filing of a motion to dismiss the Icahn Complaint, the Icahn Entities amended the Icahn Complaint to delete the federal antitrust claim and to add new allegations and theories with respect to claimed violations of the federal antitrust laws and the Lanham Act (the "Amended Icahn Complaint"). On March 24, 1997, the United States District Court for the Southern District of New York, on the Company's motion, dismissed the suit in its entirety and that decision has not been appealed.

      On August 11, 1997, Karabu and another entity controlled by Mr. Icahn filed another suit against six senior officers of the Company in New York state court seeking damages and other relief and alleging tortious interference with prospective economic advantage based on alleged violations of the Ticket Agreement. This suit is similar to the previous action with respect to which the Icahn Complaint related. The defendants removed this case to the United States District Court for the Southern District of New York and have moved to dismiss the case on the grounds of lack of personal jurisdiction, res judicata and failure to state a claim. This action is pending.

      On October 15, 1997, Karabu filed suit in New York Supreme Court, New York County, seeking a declaratory judgment that even if TWA were to pay in full the outstanding balance due on the Icahn Loans, Karabu would have no obligation to release any portion of its lien on TWA's accounts receivable and/or aircraft and engine collateral so long as the TWA Petition in the Missouri lawsuit is pending or in the event that TWA is awarded damages as a result of the TWA Petition. By stipulation of the parties in December 1997, this claim was dismissed with prejudice. On November 12, 1997, however, Karabu amended its complaint to add a claim alleging that TWA had failed to make the appropriate payment to the PBGC in June 1997. TWA believes that it has in fact made the proper payment as it came due and that there is no merit in this claim. This action is pending.

      Although the Company intends to press its claims vigorously, it is possible that Karabu's interpretation of the Ticket Agreement regarding system discount ticket sales by the Icahn Defendants through travel agents or directly to the general public could be determined, either by a court or otherwise, to be correct. In such event, unless the Company took appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue that could reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement.

   Other Actions

      On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash, which to date has not been determined. The National Transportation Safety Board held hearings relating to the crash in December 1997 and is continuing its investigation. While TWA is currently a defendant in a number of lawsuits relating to the crash, it is unable to predict the amount of claims which may ultimately be made against the Company or how those claims might be resolved. TWA maintains substantial insurance coverage, and at this time management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations.

      On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's maintenance base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. On August 19, 1997 the MDNR and the EPA approved the CMS. On February 27, 1998 MDNR notified TWA of the EPA's preliminary decision to issue a hazardous waste post-closure permit for TWA's maintenance facility, subject to public comment. Upon final approval of the permit, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on the Company's knowledge of similar environmental sites.

      On October 22, 1991, judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). The action commenced in 1987, as subsequently amended, sought damages from TWA in excess of $60 million as a result of TWA's alleged breach of its contract with Travellers for the planning and operation of Getaway Vacations. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the `93 Reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court and claimed that the cash undertaking constituted a preference payment. Following prolonged litigation with respect to jurisdiction, the United States Supreme Court determined that the entire matter should be addressed by the bankruptcy court, and in February 1994, the bankruptcy court determined the matter in a manner favorable to TWA. Upon appeal, the District Court affirmed in part and reversed in part the bankruptcy court's decision. On January 20, 1998, the Court of Appeals for the Third Circuit reversed the District Court and affirmed the findings of the bankruptcy court. Travellers sought reconsideration by the Third Circuit which reconsideration was denied. Travellers has advised they will appeal this decision.

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

      On November 9, 1995, ValuJet Air Lines, Inc., now known as AirTran Airlines, Inc. ("ValuJet"), instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. On July 12, 1996, the Federal Court in Atlanta granted summary judgment in TWA's favor in the ValuJet litigation on all claims and counts raised in the ValuJet amended complaint. The order granting summary judgment to TWA was not a final order and was not directly appealable due to an outstanding claim against Delta. ValuJet has settled its claim with Delta and appealed the grant of summary judgment to the 11th Circuit Court of Appeals. Settlement discussions are ongoing.

      In addition, based on certain written grievances or complaints filed by ValuJet, the Company was informed that the United States Department of Justice ("DOJ"), Antitrust Division, was investigating the circumstances of the slot lease of certain takeoff and landing slots to Delta at LaGuardia to determine whether an antitrust violation has occurred. During the course of its investigation, the DOJ was informed of the summary judgment described above. Since the date of the judgment, TWA is unaware of whether the DOJ has undertaken further investigative efforts, the status of the investigation or any future plans of the DOJ or other regulatory bodies with respect to the ValuJet allegations. While TWA believes the summary judgment should be persuasive to the various regulatory bodies petitioned by ValuJet, it will cooperate with any further investigations.

      The Company is also defending a number of other actions which have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of the Company does not believe may reasonably be expected to be materially adverse.

Item 4. Submission of Matters to Vote of Security Holders

      No meeting of Security Holders was held during the fourth quarter of 1997.

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

      The Common Stock is listed for trading on the American Stock Exchange. The following table sets forth the range of high and low prices for shares of the Common Stock (as reported in the Wall Street Journal) for the periods indicated:

Period                                            High                     Low
------                                            ----                     ---
1996
      First Quarter                             20.500                   9.125
      Second Quarter                            23.625                  14.125
      Third Quarter                             15.125                   8.125
      Fourth Quarter                             9.688                   6.500
1997
      First Quarter                              8.437                  5.1875
      Second Quarter                           10.8125                   5.875
      Third Quarter                               8.75                    6.00
      Fourth Quarter                           12.3125                    6.50
1998
      First Quarter  (through March 20)         15.125                    9.25

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

      As of March 20, 1998, there were (i) 51,719,673 shares of the Company's Common Stock outstanding and 21,098 holders of record of the Common Stock, and (ii) 6,168,890 shares of Employee Preferred Stock issued and outstanding and nine holders of record of the Employee Preferred Stock.

Sales of Unregistered Securities

In March 1996, the Company issued and sold 3,869,000 shares of its 8% Cumulative Convertible Exchangeable Preferred Stock ( the "8% Preferred Stock") in transactions exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S. The Company filed a shelf registration statement, No. 333-04977, pursuant to Rule 415 of the Securities Act, which was declared effective August 16, 1996, to allow the holders of the 8% Preferred Stock to make public offerings of such stock.

      Pursuant to certain Exchange Agreements with Elliott Associates L. P. and Westgate International L. P. reported on a Form 8-K filed on September 20, 1996, the Company exchanged 12,163,009 shares of Common Stock for $97.05 million principal amount of its 12% Reset Notes plus approximately $2.9 million in accrued interest thereon in a series of transactions between July 1996 and August, 1997. The Common Stock was issued pursuant to the exemption granted by Section 3(a)(9) of the Securities Act. The 12% Reset Notes were registered and issued pursuant to the Company's registration statement on Form S-4 filed with the Commission on May 12, 1995.

      In December 1997, the Company issued and sold 1,725,000 shares of its 9 1/4% Preferred Stock in transactions exempt from the registration requirements of the Securities Act pursuant to Rule 144A and Regulation S. The Company filed a shelf registration statement, No. 333-44689, pursuant to Rule 415 of the Securities Act, to allow the holders of the 9 1/4% Preferred Stock to make public offerings of such stock. The registration statement for the 9 1/4% Preferred Stock was declared effective on February 5, 1998.

Item 6. Selected Financial Data

      The selected financial data presented below relate to periods in the years ended December 31, 1997 and 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995, the year ended December 31, 1994, the two months ended December 31, 1993 and the ten months ended October 31, 1993. This data should be read in conjunction with "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements. The consolidated financial data for the above periods was derived from the audited consolidated financial statements of the Company. Certain amounts have been reclassified to conform with presentations adopted in 1997.

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

                                                                                                                     Prior
                                                                                                                  Predecessor
                                              Reorganized Company                   Predecessor Company             Company
                                    -------------------------------------- -------------------------------------- -----------

                                        Year         Year     Four Months  Eight Months     Year      Two Months  Ten Months
                                       Ended        Ended        Ended        Ended        Ended        Ended       Ended
                                    December 31, December 31, December 31,  August 31,  December 31, December 31, October 31,
                                        1997         1996         1995         1995         1994         1993        1993
                                    ------------ ------------ ------------ ------------ ------------ ------------ -----------
                                                         (Dollars in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:
Operating revenues                   $3,327,952   $3,554,407   $1,098,474   $2,218,355   $3,407,702    $520,821   $2,633,937
Operating income (loss)<F1>             (29,260)    (198,527)      10,446       14,642     (279,494)    (58,251)    (225,729)
Loss before income taxes and
extraordinary items<F2>                 (89,335)    (274,577)     (32,268)    (338,309)    (432,869)    (88,140)    (362,620)
Provision (credit) for income taxes         527          450        1,370          (96)         960        (248)       1,312
Loss before extraordinary items         (89,862)    (275,027)     (33,638)    (338,213)    (433,829)    (87,892)    (363,932)
Extraordinary items, net of income
  taxes<F3>                             (20,973)      (9,788)       3,500      140,898       (2,005)         --    1,075,581
Net income (loss)                      (110,835)    (284,815)     (30,138)    (197,315)    (435,834)    (87,892)     711,649
Per share amounts<F4>:
  Loss before extraordinary items    $    (1.98)  $    (6.60)  $    (1.15)
  Net loss                                (2.37)       (7.27)       (1.05)




                                                             Reorganized Company               Predecessor Company
                                                    -------------------------------------   -------------------------
                                                                              December 31,
                                                    -----------------------------------------------------------------
                                                       1997         1996          1995         1994           1993
                                                    ----------   ----------    ----------   -----------    ----------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents<F5>                       $  237,765   $  181,586    $  304,340   $   138,531    $  187,717
Current assets                                         632,957      625,745       737,301       603,806       728,303
Net working capital (deficiency)                      (303,988)    (336,416)      (81,913)   (1,238,216)     (106,703)
Flight equipment, net                                  626,382      472,495       455,434       508,625       660,797
Total property and equipment, net                      741,765      614,207       600,066       693,045       886,116
Intangible assets, net                               1,118,864    1,184,786     1,275,995       921,659     1,024,846
Total assets                                         2,773,848    2,681,939     2,868,211     2,512,435     2,958,862
Current maturities of long-term debt
  and capital leases<F6>                                88,460      134,948       110,401     1,149,739       108,345
Long-term debt, less current maturities<F6>            736,540      608,485       764,031            --     1,053,644
Long-term obligations under capital leases, less
  current maturities                                   182,922      220,790       259,630       339,895       376,646
Shareholders' equity (deficiency)<F7>                  268,284      238,105       302,855      (417,476)       18,358


<F1>  Includes special charges of $85.9 million in 1996, $1.7 million in the eight months ended August 31, 1995 and $138.8 million in 1994. For a discussion of these and other non-recurring items, see Note 16 to the Consolidated Financial Statements.

<F2>  The eight months ended August 31, 1995 includes charges of
      $242.2 million related to reorganization items. The ten months ended October 31, 1993 includes a charge of $342.4 million related to the settlement of pension obligations and income of $268.1 million related to reorganization items.

<F3>  The extraordinary items in 1997 and 1996 are the result of the early extinguishment of certain debt. The extraordinary item in the four months ended December 31, 1995 was the result of the settlement of a debt of a subsidiary, while the extraordinary item in the eight months ended August 31, 1995 represents the gain on the discharge of indebtedness pursuant to the consummation of the '95 Reorganization. The extraordinary item in 1994 represents the charge for a prepayment premium related to the sale and lease back of four McDonnell Douglas MD-80 aircraft. The extraordinary item in 1993 represents the gain on discharge of indebtedness pursuant to the consummation of the '93 Reorganization.

<F4>  No effect has been given to stock options, warrants, convertible preferred stock or potential issuances of additional Employee Preferred Stock as the impact would have been anti-dilutive.

<F5>  Includes cash and cash equivalents held in international operations and by subsidiaries which, based upon foreign monetary regulations and other factors, might not be immediately available to the Company.

<F6>  Long-term debt in 1994 was reclassified to current maturities as a result of certain alleged defaults and payment defaults.

<F7>  No dividends were paid on the Company's outstanding common stock during the periods presented above.


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      In late 1996, the Company began implementing certain strategic initiatives in response to a significant deterioration in the Company's operating performance and financial condition during the second half of 1996. This deterioration was primarily caused by: (i) an overly aggressive expansion of TWA's capacity and planned flight schedule, particularly during the 1996 summer season, which forced the Company to rely disproportionately on lower-yield feed traffic and bulk ticket sales to fill the increased capacity of its system; (ii) the delayed delivery of four older 747's intended to increase capacity for incremental international operations during the summer of 1996; and (iii) unexpected maintenance delays due to the capacity increase, higher levels of scheduled narrow-body heavy maintenance and increased contract maintenance performed for third parties. These factors caused excessive levels of flight cancellations, poor on-time performance, increased pilot training costs and higher maintenance expenditures and adversely affected the Company's yields and unit costs. In addition, the crash of TWA Flight 800 on July 17, 1996 distracted management's attention from core operating issues and led to lost bookings and revenues. The Company also experienced a 27.6% increase in fuel costs in 1996 versus 1995, primarily due to a 22.3% increase in the average fuel price paid per gallon during the year.

      The primary focus of the Company's new strategic initiatives commencing in late 1996 and continuing throughout 1997 was to reestablish TWA's operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity, which should improve the Company's financial results. As the initial steps in implementing this strategy, the Company temporarily reduced its flight schedule during the first quarter of 1997 to more closely match aircraft available for active service and worked to reduce the number of aircraft in maintenance backlog by increasing overtime and utilizing maintenance capacity made available by the termination of an unprofitable aircraft maintenance contract with the U.S. government. The other key initiatives which TWA began implementing in late 1996 included: (i) acceleration of the Company's fleet renewal plan; (ii) a restructuring of TWA's operations at JFK; (iii) a focus on improving productivity; (iv) implementation of a series of revenue-enhancing marketing initiatives; and (v) implementation of a number of employee-related initiatives to reinforce the Company's focus on operational performance.


GENERAL

      The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can have a significant impact on the Company's financial results. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. The airline industry has consolidated in recent years as a result of mergers, alliances and liquidations, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence. The emergence and growth of low cost, low fare carriers in domestic markets represents an intense competitive challenge for the Company, which has higher operating costs than many of such low fare carriers and fewer financial resources than many of its major competitors. In many cases, such low cost carriers have initiated or triggered price discounting.

      The '94 Labor Agreements became amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the IAM with regard to the flight attendants commenced in July 1997 and are currently ongoing, and negotiations regarding the Company's ground employees represented by the IAM commenced in February 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering the ground employees. Negotiations on a new collective bargaining agreement with ALPA commenced in June 1997 and are also currently ongoing. While wage rates currently in effect will likely increase, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit costs reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company.

      There are a number of uncertainties relating to agreements with employees, the resolution of which could result in significant non-cash charges to future operating results of the Company. Shares granted or purchased at a discount under the ESIP will generally result in a charge equal to the fair value of shares granted plus the discount for shares purchased at the time when such shares are earned. If the ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1997 to 2002 (the 1997 and 1998 target prices having been met) would be approximately $108.8 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at January 30, 1998. The charge for any year, however, could be substantially higher if the then market price of the Common Stock exceeds certain target prices. On February 17, 1998, the first target price of $11.00 was realized and a grant of 2% of the outstanding Common Stock and Employee Preferred Stock will be made on July 15, 1998. Based on the current number of outstanding shares of Common Stock and Employee Preferred Stock and taking into account a credit with respect to the Company's required contribution, the net contribution will be 1,109,722 shares and the non-cash charge in the first quarter of 1998 will be approximately $12.3 million. In addition, on March 4, 1998, the market price of the Company's Common Stock exceeded the $12.10 target price for the 1998 grant for a 30-day period. As a result, the Company will be required to make an additional contribution to the relevant employee trusts of 1.5% of its Common Stock and Employee
Preferred Stock on July 15, 1998. Based on the current number of outstanding shares of Common Stock and Employee Preferred Stock, that contribution would be 1,172,354 shares and the non-cash charge would be approximately $14.2 million.

      Pursuant to the '92 Labor Agreements, the Company agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in 1998. The Company has estimated the net overtime bonus owed to the IAM to be approximately $26.3 million and has reflected this amount as a liability in the Consolidated Financial Statements. Such amount reflects a reduction of approximately $10.0 million pursuant to an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Regoranization. The IAM, while not providing a calculation of its own, has disputed the method by which management has computed the net overtime bonus and has indicated that it believes the amount due to the IAM is much greater than the amount which has been estimated by management. TWA also entered into an agreement which provides for an adjustment to existing salary rates of labor represented employees based on the amount of the cash bonus for overtime ultimately paid to the employees represented by the IAM as described in this paragraph. The exact amount of such adjustment is not capable of being determined until the amount of the IAM bonus payment is finally determined.

      In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by the IFFA have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1997 such additional compensation that would be payable pursuant to the arbitration ruling would be approximately $12.0 million. The Company denies any such obligation and is pursuing an appeal of the arbitration ruling and a court award affirming the ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees so as to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company.

      In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds in 1996 and 1997, a defined cash payment would be made to ALPA. The defined thresholds were exceeded during the measurements periods through December 31, 1996 and no amount was therefore owed to ALPA as of that date.
A payment of approximately $2.6 million was due under the agreement on August 14, 1997 for the period January through June 1997. Management estimates that its aggregate obligation for 1997 is approximately $9.5 million. The Company made a payment of $2.6 million in January 1998 and anticipates payment of the remaining $6.9 million on April 1, 1998.

      TWA has historically experienced significant variations in quarterly and annual operating revenues and operating expenses and expects such variations to continue. Due to the greater demand for air travel during the summer months, airline industry revenues for the third quarter of the year are generally significantly greater than revenues in the first and fourth quarters of the year and moderately greater than revenues in the second quarter of the year. In the past, given the Company's historical dependence on summer leisure travel, TWA's results of operations have been particularly sensitive to such seasonality. While the Company, through an acceleration of its fleet renewal program and restructuring of its JFK operations, anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that such deseasonalization will occur. Notwithstanding actions taken to date and planned by management to improve the Company's future operating results and performance, the Company anticipates reporting operating and net losses in the first quarter of 1998, which losses may be substantial.

      The Company's results of operations have also been impacted by numerous other factors that are not necessarily seasonal. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements necessitating additional capital expenditures; (vii) the outcome of certain ongoing labor negotiations; and (viii) the reduction in yield due to the continued implementation of a discount ticket program entered into by the Company with Karabu in connection with the '95 Reorganization on the terms currently sought to be applied by Karabu, which terms are, in the opinion of the Company, inconsistent with and in violation of, the agreement governing such program. The Company is unable to predict the potential impact of any of such uncertainties upon its future results of operations.

      On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash, which to date has not been determined. The National Transportation Safety Board held hearings relating to the crash in December 1997 and is continuing its investigation. While TWA is currently a defendant in a number of lawsuits relating to the crash, it is unable to predict the amount of claims which may ultimately be made against the Company or how those claims might be resolved. TWA maintains substantial insurance coverage and, at this time, management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields or results of operations which has resulted or may result from the public perception of the crash or from any future findings by the National Transportation Safety Board.

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

      Management believes that the Company benefitted from the expiration on December 31, 1995 of the Ticket Tax, which imposed certain taxes including a 10% air passenger tax on tickets for domestic flights, a 6.25% air cargo tax and a $6 per person international departure tax. The Ticket Tax was reinstated on August 27, 1996 and expired again on December 31, 1996. At the end of February 1997, the Ticket Tax was reinstated effective March 7, 1997 through September 30, 1997. Congress passed tax legislation reimposing and significantly modifying the Ticket Tax, effective October 1, 1997. The legislation includes the imposition of new excise tax and significant fee tax formulas over a multiple year period, an increase in the international departure tax, the imposition of a new arrivals tax, and the extension of the Ticket Tax to cover items such as the sale of frequent flier miles. Management believes that the imposition and modification of the Ticket Tax have a negative impact on the Company, although neither the amount of such negative impact nor the benefit previously realized by its expiration can be precisely determined. However, management believes that the recent tax legislation and any other increases of the Ticket Tax will result in higher costs to the Company and/or, if passed on to consumers in the form of increased ticket prices, might have an adverse effect on passenger traffic, revenue and/or margins.

      During the period from 1992 through 1995, TWA underwent two separate Chapter 11 reorganizations, the first in 1992-93 and the second in 1995. In connection with the '95 Reorganization, TWA has applied fresh start reporting in accordance with SOP 90-7 which has resulted in the creation of a new reporting entity for accounting purposes and the Company's assets and liabilities being adjusted to reflect fair values on the '95 Effective Date. A description of the adjustments to financial statements arising from consummation of the '95 Reorganization and the application of fresh start reporting is contained in Note 19 to the Consolidated Financial Statements. For accounting purposes, the '95 Effective Date is deemed to be September 1, 1995. Because of the application of fresh start reporting, the financial statements for periods after the '95 Reorganization are not comparable in all respects to the financial statements for periods prior to the reorganization. Similarly, the Consolidated Financial Statements for the periods prior to the '93 Reorganization are not consistent with periods subsequent to the '93 Reorganization.

      As a result of the application of fresh start reporting as of the '95 Effective Date, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). The Company has evaluated its future cash flows and, notwithstanding the operating loss experienced since the '95 Effective Date, expects that the carrying value of the intangibles at December 31, 1997 will be recovered. However, the achievement of such improved future operating results and cash flows are subject to considerable uncertainties. In future periods these intangibles will be evaluated for recoverability based upon estimated future cash flows. If expectations are not substantially achieved, charges to future operations for impairment of those assets may be required and such charges could be material.

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

      TWA's passenger traffic data, for scheduled passengers only and excluding TWE, are shown in the table below for the indicated periods<F1>:

                                                                    1997                1996                 1995
                                                                -----------          -----------          -----------
NORTH AMERICA
Passenger revenues ($ millions)                                     $ 2,512              $ 2,515              $ 2,292
Revenue passenger miles (millions)<F2>                               19,737               19,513               17,902
Available seat miles (millions)<F3>                                  29,341               30,201               28,194
Passenger load factor<F4>                                              67.3%                64.6%                63.5%
Passenger yield (cents)<F5>                                     12.73 cents          12.89 cents          12.80 cents
Passenger revenue per available seat mile (cents)<F6>            8.56 cents           8.33 cents           8.13 cents

INTERNATIONAL
Passenger revenues ($ millions)                                      $  412              $   563               $  544
Revenue passenger miles (millions)<F2>                                5,363                7,598                7,000
Available seat miles (millions)<F3>                                   7,123               10,393                9,719
Passenger load factor<F4>                                              75.3%                73.1%               72.1%
Passenger yield (cents)<F5>                                      7.68 cents           7.41 cents           7.78 cents
Passenger revenue per available seat mile (cents)<F6>            5.78 cents           5.42 cents           5.60 cents

TOTAL SYSTEM
Passenger revenues ($ millions)                                     $ 2,924              $ 3,078              $ 2,836
Revenue passenger miles (millions)<F2>                               25,100               27,111               24,902
Available seat miles (millions)<F3>                                  36,464               40,594               37,905
Passenger load factor<F4>                                              68.8%                66.8%                65.7%
Passenger yield (cents)<F5>                                     11.65 cents          11.35 cents          11.39 cents
Passenger revenue per available seat mile (cents)<F6>            8.02 cents           7.58 cents           7.48 cents
Operating cost per available seat mile (cents)<F7>               8.97 cents           8.76 cents           8.12 cents
Average daily utilization per aircraft (hours)<F8>                     9.38                 9.63                 9.45
Aircraft in fleet being operated at end of period                       185                  192                  188

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1996

      Total operating revenues of $3,328.0 million for 1997 were $226.4 million or 6.4% less than the total operating revenues of $3,554.4 million for the year ended December 31, 1996. The decrease was primarily reflected in TWA passenger revenues, which were $153.9 million less than in 1996, resulting from the elimination of certain unprofitable international destinations and the planned reduction in capacity as the Company replaced older L-1011 and B-747 aircraft with new B-757, B-767 and MD-80 aircraft on many routes. Additionally, revenues from contract work decreased $41.8 million primarily due to the termination of an unprofitable aircraft maintenance contract with the U. S. government and overall reduction in other third party maintenance as the Company focused its resources on maintenance of its own aircraft. Revenue from freight and mail also decreased $26.3 million as a result of the reduction in capacity.

      As a result of the Company's planned retirement of older widebody aircraft and elimination of unprofitable services, capacity and traffic decreased in 1997 as compared to 1996. System-wide capacity, measured in ASMs, decreased by 10.2% in 1997 as compared to 1996 (reflecting a 2.8% decrease in domestic ASMs and a 31.5% decrease in international ASMs). Passenger traffic volume, as measured by total RPMs in scheduled service, decreased 7.4% in 1997 over 1996. Passenger load factor for 1997 was 68.8% compared to 66.8% in 1996. TWA's yield per passenger mile increased from
11.35 cents in 1996 to 11.65 cents in 1997.

      Reflecting the Company's efforts to improve productivity and reduce operating costs, operating expenses declined to $3,357.2 million in 1997, $395.7 million (10.5%) lower than the total operating expenses of $3,752.9 million for the year ended December 31, 1996, representing a net change in the following expense groups:

      Salaries, wages and benefits of $1,224.1 million for 1997 were $30.2 million (2.4%) less than 1996, primarily due to a decrease in the average number of employees. The average number of employees declined 3.5% to 23,413 in 1997 as compared to 24,254 in 1996. A reduction of the number of employees occurred in several areas, particularly those impacted by the reduction in flying or maintenance of older narrow and widebody aircraft.

      Earned stock compensation charges of $4.2 million for 1997 and $9.1 million for 1996 represent primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. For a further discussion of future charges related to non-cash compensation, see
Note 12 to the Consolidated Financial Statements.

      Aircraft fuel and oil expense of $480.9 million for 1997 was $104.3 million (17.8%) less than expenses of $585.2 million for the year ended December 31, 1996. The decrease in expenses is primarily due to decreases in the price of fuel ($28.2 million) and in gallons consumed ($76.1 million).

      Passenger sales commission expense of $242.1 million for 1997 was $26.0 million (9.7%) less than the expense of $268.1 million in 1996 primarily related to the $153.9 million decrease in TWA passenger revenues. Other factors contributing to the decrease were a reduction in commission rates in October 1997 and a decrease in the percentage of commissionable sales resulting in decreases in commission expense of $7.1 million and $3.2 million, respectively.

      Aircraft maintenance materials and repairs expense of $138.4 million in 1997 represented a decrease of $69.8 million (33.5%) from $208.2 million for 1996. The decrease was primarily the result of higher levels of scheduled maintenance in 1996, including heavy maintenance, a 3.0% decrease in flying hours in 1997 versus 1996, addition of new aircraft and retirement of old aircraft from TWA's fleet, and a decrease in contract repair work performed by the Company for other air carriers and third parties. The average age of TWA's operating fleet decreased from 19.0 years at December 31, 1996 to 16.9 years at December 31, 1997.

      Depreciation and amortization expense decreased $11.4 million from $161.8 million in 1996 to $150.4 million in 1997 primarily represented by decreases in the provision for obsolescence ($7.0 million), depreciation of aircraft ($3.0 million) and amortization of intangible assets ($1.2 million). The decrease in obsolescence was significantly related to the retirement of L-1011 and B-747 aircraft fleets and its replacement with newer aircraft fleets. The decrease in aircraft depreciation was related to B-727-200, B-747 and L-1011 fleets becoming fully depreciated partially offset by increased depreciation on B-757, B-767 and DC9-30 fleets related to new aircraft acquisitions and aircraft modifications on the DC9-30 aircraft associated with noise compliance and aging aircraft. The decrease in amortization of intangible assets was related to the 1996 write-off of the carrying value of TWA's New York to Athens route authority as a result of TWA's decision to discontinue unprofitable service to Athens and the sale of three gates at Newark International Airport in early 1997.

      Operating lease rentals of $370.8 million for 1997 were $67.8 million (22.4%) more than the total rentals of $303.0 million for 1996. The increase was primarily due to an increase in the average number of aircraft under operating leases from 123 in 1996 to 137 in 1997 and higher lease rates attributed to the introduction of newer aircraft into the fleet.

      Passenger food and beverage expense of $83.2 million in 1997 represented a decrease of $26.9 million (24.4%) from $110.1 million for the twelve months of 1996. The decrease was primarily due to a 29.7% reduction in the number of passengers boarded on international flights resulting from the 31.5% reduction in international scheduled ASMs together with savings derived from changes and improved efficiencies in food and beverage service.

      During the fourth quarter of 1996, special charges of $85.9 million were recorded in connection with the Company's decision to modify its international route structure and related aircraft fleet plan. The charges included a write-off of the carrying value of TWA's New York-Athens route authority ($26.7 million) and international employee severance liabilities ($5.5 million) related to the termination of service to Athens and Frankfurt. The 1996 special charges also include a reduction in carrying value of TWA's owned L-1011 and B-747 fleets ($32.2 million) and the related inventories ($21.5 million). These charges were based upon management's estimate of the amounts to be realized upon the disposition of these assets when they are removed from service. Actual amounts could materially differ from such estimates. See Note 16 to the Consolidated Financial Statements for a further discussion of these special charges.

      All other operating expenses decreased $104.1 million (13.6%) to $663.1 million in 1997 from $767.2 million during the year ended December 31, 1996. Decreases were noted in the cost of services sold ($19.3 million), cost of services purchased ($23.0 million), advertising and publicity ($17.8 million), navigation charges ($9.4 million), landing fees ($6.4 million), subsidiary expenses ($7.4 million), uncollectible accounts ($5.6 million), taxes-other than income ($5.4 million) and numerous other miscellaneous categories. These decreases were primarily related to TWA's planned reductions in capacity (10.2% reduction in system scheduled ASMs) and maintenance performed for third parties.

      Other charges (credits) were a net charge of $60.1 million for 1997 as compared to $76.1 million for 1996. Interest expense decreased $12.8 million in 1997 over 1996 as a result of the reduction of debt arising from the '95 Restructuring and additional reductions of debt during 1997 and 1996. Interest income decreased by $8.8 million in 1997 primarily as a result of lower levels of invested funds. Dispositions of assets resulted in a net gain of $16.0 million in 1997, compared to a net loss of $1.1 million in 1996. The net gain in 1997 included $7.4 million from the sale of three gates at Newark International Airport and $8.6 million from the sale of aircraft, engines and other property. Other charges and credits-net were unfavorable by $5.2 million in 1997 compared to 1996, primarily due to a $1.2 million decline in foreign currency translation adjustments, a $1.7 million decrease in vendor discounts and a $2.5 million credit in 1996 to reflect a litigation settlement.

      The provision for income taxes in 1997 and 1996 related primarily to foreign taxes. In future periods, the amortization of reorganization value in excess of amounts allocable to identifiable assets and certain other non-deductible items will likely result in the Company's effective tax rate for financial reporting purposes exceeding statutory rates, notwithstanding the Company's substantial net operating loss carryforwards. See Note 5 to the Consolidated Financial Statements.

      As a result of the above, the operating loss of $29.3 million for 1997 was $169.2 million less than the operating loss of $198.5 million for 1996. The net loss of $110.8 million for 1997 was $174.0 million less than the net loss of $284.8 million for 1996. The operating and net losses for 1996 included special charges for nonrecurring items of $85.9 million as further described in Note 16 to the Consolidated Financial Statements. The 1996 net loss also included $9.8 million in extraordinary charges related to the early extinguishment of debt while the 1997 net loss included $21.0 million of such charges.


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

      Earned stock compensation charges of $9.1 million for 1996 and $58.0 million for 1995 represent primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization.

      Aircraft fuel and oil expense of $585.2 million for 1996 was $126.6 million (27.6%) over the total expenses of $458.6 million for 1995. This increase is primarily due to an increase in the price of fuel (22.3%), an increase in gallons consumed (4.3%) and the expiration in October 1995 of the airlines' exemption from paying fuel taxes of 4.3 cents per gallon, which impacted fuel expense by approximately $13.6 million.

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

      During the fourth quarter of 1996, special charges of $85.9 million were recorded in connection with the Company's decision to modify its international route structure and related aircraft fleet plan. The charges included a write-off of the carrying value of TWA's New York-Athens route authority ($26.7 million), international employee severance liabilities ($5.5 million) related to the termination of service to Athens and Frankfurt, and a reduction in carrying value of TWA's owned L-1011 and B-747 fleets ($32.2 million) and the related inventories ($21.5 million), reflecting planned retirement of such aircraft. See Note 16 to the Consolidated Financial Statements for a further discussion of these special charges. Special charges of $1.7 million were recorded in the third quarter of 1995 related to the shutdown of TWE.

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

      As a result of the above, the operating loss of $198.5 million for 1996 was $223.6 million unfavorable to the combined operating income of $10.5 million and $14.6 million for the four month and the eight month periods of 1995, respectively. The net loss of $284.8 million for 1996 was $57.4 million greater than the combined loss of $227.4 million for 1995. The 1996 net loss included $9.8 million in extraordinary losses related to the early extinguishment of debt, while the 1995 net loss included $144.4 million in extraordinary gains related to the discharge of indebtedness pursuant to the '95 Reorganization and the cancellation of debt between TWE and an aircraft lessor.


Liquidity and Capital Resources

      The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.


Liquidity

      The Company's consolidated cash and cash equivalents balance at December 31, 1997 was $237.8 million, a $56.2 million increase from the December 31, 1996 balance of $181.6 million. This increase in the Company's cash balances resulted primarily from the issuance of long-term debt and sale of preferred stock as described below. Although the Company's operational performance substantially improved during the second, third and fourth quarters of 1997, the residual effects of difficulties experienced in 1996 continued throughout the first two quarters of 1997 and, to a lesser extent, during the third quarter of 1997. However, the Company has taken various initiatives designed to improve the Company's financial performance. As a result, the Company's financial performance for the final six months of 1997 was better than its performance in the final six months of 1996.

      In February 1997, in order to improve its liquidity, the Company entered into an agreement with and received approximately $26 million from certain St. Louis business enterprises, representing the advance payment for tickets for future travel by such enterprises. In March 1997, the Company raised approximately $47.2 million in net proceeds from the issuance of 50,000 Units, with each Unit consisting of (i) one 12% Senior Secured Note due 2002, in the principal amount of $1,000, and (ii) one Redeemable Warrant to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share. In December 1997, the Company raised net proceeds of $82.2 million from the sale of the 9 1/4% Preferred Stock, net proceeds of $133.5 million from the sale of the 11 1/2% Notes, a portion of the proceeds of which was used to repay the 12% Reset Notes, and net proceeds of $97.0 million from the sale of the Receivables Securitization Notes, a portion of the proceeds of which was used to repay the outstanding balance of the Icahn Loans.

      The net increase in cash and cash equivalents during 1997 was due, in large part, to cash provided by financing activities of $112.2 million in 1997 versus cash used by financing activities of $9.7 million in 1996. Sources of cash generated by financing activities related primarily to proceeds from long-term debt, warrants and preferred stock sold of $359.9 million in 1997 versus $188.9 million in 1996. These proceeds were partially offset by the repayment of long-term debt and capital lease obligations of $257.8 million in 1997 versus $117.2 million in 1996, and the 1996 redemption of 12% preferred stock in the amount of $81.7 million. Cash provided by operating activities improved to $0.2 million in 1997 from cash used by operating activities of $5.7 million in 1996. This favorable change reflects a reduction in the net loss from $284.8 million in 1996 to $110.8 million in 1997. Additionally, as an offset, net discounted sales from tickets sold under the Karabu Ticket Agreement are excluded from cash provided by operating activities as the related amounts are applied as a reduction of the Icahn Loans and PBGC Notes. During 1997, $53.8 million of such proceeds had been applied as a reduction to the principal balance of the Icahn Loans and $70.3 had been applied as a reduction to the PBGC Notes. During 1996, the proceeds applied as reductions to the Icahn Loans and the PBGC Notes were $62.9 million and $6.4 million, respectively. Additionally, $42.5 million in cash was generated from an increase in accounts payable and accrued expenses, primarily due to the timing of payments of certain obligations, and $65.3 million in cash was generated from a decrease in receivables, offset by a related reduction of $41.3 million in advanced ticket sales. Cash used by investing activities decreased to $56.3 million in 1997 from $107.4 million in 1996. Components of this decrease include a decrease in capital expenditures (including aircraft pre-delivery payments) to $74.0 million in 1997 from $121.5 million in 1996, an increase in proceeds from the sale of assets to $22.8 million in 1997 versus $3.2 million in 1996 and the return of $5.6 million in pre-delivery deposits related to a new B-757 aircraft which was purchased by a lessor and simultaneously leased back to TWA. Gross proceeds from assets sold during 1997 included $10.0 million for three gates at Newark International Airport and $12.8 million from the sale of aircraft, engines and other surplus property and equipment.

      The net decrease in cash and cash equivalents during 1996 as compared to 1995 was due, in large part, to the fact that cash used in operating activities in 1996 was $5.7 million as compared to 1995 when cash provided by operating activities was $216.9 million. The adverse change was primarily attributable to the decrease in 1996 operating income as compared with 1995. Additionally, as discussed above, net discounted sales from tickets sold under the Karabu Ticket Agreement are excluded from cash provided by operating activities as the related amounts were applied as a $62.9 million reduction of the Icahn Loans and a $6.4 million reduction of the PBGC Notes. At December 31, 1995 approximately $2.0 million of such proceeds had been applied to the principal balance of the Icahn Loans, while no proceeds had been applied to the PBGC Notes. The increase of $79.5 million in trade accounts payable during 1996 was primarily due to the Company utilizing a safe harbor provision with regard to payment of U.S. transportation taxes of $60 million for the period September through December 1996, a significant portion of which was paid in February 1997. Cash used in investing activities increased $84.1 million from $23.3 million in 1995 to $107.4 million in 1996. A large part of this increase was related to capital expenditures ($121.5 million in 1996 versus $59.5 million in 1995) which had been somewhat restricted by fiscal controls in place during most of 1995. Financing activities used $9.7 million of cash in 1996, compared with a net use of cash of $27.8 million in 1995. Proceeds from long-term debt issued and sale and leaseback transactions decreased from $22.1 million in 1995 to $16.6 million in 1996. Repayments of long-term debt and capital leases required $15.4 million more cash in 1996 than in 1995. In 1996, net proceeds from the sale of 8% Preferred Stock were $186.2 million while the early redemption of the Mandatorily Redeemable 12% Preferred Stock and cash dividends required $81.7 million and $14.5 million, respectively. In 1995, the net proceeds from an equity rights offering generated $51.9 million.

      In March 1998, the Company completed the sale of $150.0 million in 11 3/8% Senior Notes due 2006 resulting in net proceeds to the Company of $144.9 million. The Company intends to use the net proceeds for certain capital expenditures, including pre-delivery deposits on new aircraft acquisitions, and for working capital and other general corporate purposes.

      In late 1996, the Company began implementing a series of new strategic initiatives designed to improve the Company's financial and operating results. The achievement of these improved operating results is subject to significant uncertainties, including the Company's ability to achieve higher revenue yields and load factors, the cost of aircraft fuel, the Company's ability to finance or lease suitable replacement aircraft at reasonable rates and the containment of operating costs. No assurance can be given that any of the initiatives already implemented or any new initiatives, if implemented, will be successful, or if successful, that such initiatives will produce sufficient results for the Company to be successful in generating the operating revenues and cash required for profitable operations or future viability.

      Pursuant to the '95 Reorganization, the Company issued 600,000 ticket vouchers, each with a face value of $50.00, which may be used for up to a 50% discount off the cost of a TWA airline ticket for transportation on TWA ("Ticket Vouchers"). Pursuant to certain agreements, the Company repurchased approximately 236,000 of the Ticket Vouchers at an aggregate cost of $8.8 million. Payments in respect of these Ticket Vouchers were approximately $0.7 million in 1995 and approximately $8.1 million in 1996. Concurrently, the Company undertook aircraft lease payment deferrals to increase liquidity and improve the Company's financial condition. Gross deferrals of lease and conditional sale indebtedness payments aggregated approximately $91.0 million with a weighted average repayment period of approximately two years. The aircraft lease payment deferrals contemplated by the '95 Reorganization generally anticipated six month deferrals with various payback periods, extending in some instances over the remaining life of the lease, and in other cases over a specified period. Cash repayments of lease deferrals, including interest, were approximately $9.5 million in the fourth quarter of 1995, $23.8 million in 1996, $9.1 million in 1997 and are expected to approximate $0.5 million in 1998.

      On June 14, 1995, the Company signed an agreement (the "Extension and Consent Agreement") with Karabu to extend the term of the Icahn Loans from January 8, 1995 to January 8, 2001 and to obtain the consent of Karabu and the Icahn Entities to certain modifications to the PBGC Notes. Collateral for the Icahn Loans included a number of aircraft, engines and related equipment, along with substantially all of the Company's receivables. On December 30, 1997 the Company repaid the outstanding balance of the Icahn Loans with a portion of the proceeds from the sale of the Receivables Securitization Notes.

      On June 14, 1995, in consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into the Ticket Agreement, which permitted Karabu to purchase two categories of discounted tickets: (1) "Domestic Consolidator Tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for seven consecutive years through the term of the Ticket Agreement), and (2) "System Tickets," which are not subject to any cap throughout the term of the Ticket Agreement.

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets purchased by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell System Tickets through travel agents or directly to the general public. Karabu, however, has been marketing System Tickets through travel agents and directly to the general public. TWA has demanded that Karabu cease doing so and Karabu has stated that is disagrees with the Company's interpretation concerning sales through travel agents or directly to the general public. For a description of the litigation pending between TWA and Karabu, Mr. Icahn and affiliated companies, see "Item 3. Legal Proceedings-Icahn Litigation."

      Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit.
These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

      The purchase price for the tickets purchased by Karabu had been required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1997, approximately $118.6 million of such proceeds had been applied to the principal balance of the Icahn Loans and $76.7 million had been applied to the PBGC Notes. On December 30, 1997, the Company repaid the outstanding balance of the Icahn Loans out of the proceeds of the Receivables Securitization Offering. As a result, the purchase price of tickets purchased by Karabu will be paid, at Karabu's election, either to the settlement trust for prepayments on the PBCG Notes or to TWA directly.

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


Capital Resources

      During 1997 the Company continued a series of privately negotiated exchanges with a significant holder of 12% Reset Notes which resulted in the return to the Company of $51.8 million in 12% Reset Notes and approximately $1.4 million in accrued interest thereon in exchange for the issuance of approximately 7.7 million shares of Common Stock leaving an outstanding principal balance of approximately $72.5 million. The Company redeemed the outstanding balance of its 12% Reset Notes on January 20, 1998.

      TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. As a result of the financings consummated in the fourth quarter of 1997 and the repayment of certain debt in connection therewith, assets with an approximate appraised value of $165.0 million were released from collateral liens and are currently unencumbered. Further pledging of these unencumbered assets, however, may be limited by negative pledge restrictions in outstanding indebtedness. Substantially all of TWA's other strategic assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.


Commitments

      In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new 757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten 757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement also provides for the purchase of up to ten additional aircraft. As of February 1, 1998, TWA had taken delivery of five purchased aircraft and had five on firm order. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. Four of the five aircraft already delivered were manufacturer financed and one was leased.
TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of four of the remaining five aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of the remaining fifth and final of such aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

      In 1997, TWA reached agreements for the acquisition, by lease, of two new Boeing 767-300ER aircraft, one of which has been delivered in March 1998 and the second is scheduled to be delivered in April 1998. The longer-range 300 series aircraft will be utilized on TWA's international routes and to Hawaii.

      TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

      The Company has entered into an agreement to acquire from the manufacturer fifteen new MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of December 31, 1997, the Company has taken delivery of seven of the MD-83 aircraft and expects to take delivery of six additional planes during 1998 and two additional planes in 1999.

      On February 25, 1998, the Company's Board of Directors approved letters of intent to acquire 24 new MD-83 aircraft from the manufacturer. The proposed long-term leasing arrangement provides for delivery of the aircraft in 1999. Although the Company anticipates that rental payments for such aircraft would represent a substantial financial commitment, it is not possible to accurately estimate the amount of such payments at this time. There can be no assurances that such aircraft acquisition program will be concluded or as to the final terms of any such program.

      TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft. As of December 31, 1997, hush-kits have been installed on 71 DC-9 engines at an aggregate cost of approximately $55 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions.
TWA intends to comply with the transition requirements for December
31, 1998 by having 75% of its fleet meet Stage 3 requirements. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

      The Company is currently negotiating the acquisition of three
Boeing 767-231 ETOPS airframes and six accompanying engines (collectively, the "Aircraft") currently being leased by the Company in exchange for the proposed issuance of (i) $43.2 million aggregate principal amount of the Aircraft Secured Notes, and (ii) $31.8 million aggregate principal amount of the Equity Notes, which would have a second priority security interest in the Aircraft and be convertible into shares of Common Stock based upon a formula to be set forth in the Aircraft Offering. The Aircraft Notes would be issued in a private placement to the sellers of the Aircraft. The Aircraft Notes would not be registered under the Securities Act and could not be transferred or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that this transaction will be consummated.

Certain Other Capital Requirements

      Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of the commitment.

      The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which will result in a date recognition problem in the year 2000 and thereafter unless modified. The Company has completed an assessment to determine the changes needed to make its computer systems year 2000 compliant and has developed a plan to implement such changes. The Company currently expects that it will complete the necessary changes and testing in mid-1999. As of December 31, 1997, the Company estimates that the total cost to complete the remediation of its computer systems would be approximately $18.7 million.

      The Company is also reviewing software which was purchased from outside vendors and is evaluating its reliance on other third parties to determine and minimize the extent to which its operations may be dependent on such third parties to remediate the year 2000 issues in their systems. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


Availability of NOLs

      The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $855 million at December 31, 1997. Such NOLs expire in 2008 through 2012 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs, if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no ownership change has occurred subsequent to the '95 Reorganization. There can be no assurance, however, that an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.


Forward-Looking Statements

      Certain statements made above relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Exchange Act, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them whether as a result of new information, future events or otherwise.


Item 7A. Quantitative and Qualitative Disclosures About Market
         Risks

      The Company's market capitalization on January 28, 1997 did not exceed $2.5 billion. Therefore, in accordance with the instructions to this item, the Company is not obligated to disclose information under this item as part of this report.


Item 8. Financial Statements and Supplementary Data

      See Index to Financial Statements, which appears on page F-1 hereof.


Item 9. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure

      None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained under the caption "Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998.


Item 11. Executive Compensation

      The information required by this item is incorporated by reference to information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998.


Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Financial Statements and Schedules.   See Index to Financial Statements
and Schedules, which appears on page F-1 hereof.

      Reports on Form 8-K.   No reports on Form 8-K were filed during the
fourth quarter 1997.


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

                        TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                               INDEX TO FINANCIAL STATEMENTS
                                                                                           PAGE NO.
                                                                                           --------
FINANCIAL STATEMENTS:

Independent Auditors' Report                                                                 F-2

Statements of Consolidated Operations for the Years Ended December 31, 1997 and 1996,
   the Four Months Ended December 31, 1995, and the Eight Months Ended
   August 31, 1995                                                                           F-3

Consolidated Balance Sheets, December 31, 1997 and 1996                                      F-4

Statements of Consolidated Cash Flows for the Years Ended December 31, 1997 and 1996,
   the Four Months Ended December 31, 1995, and the Eight Months Ended
   August 31, 1995                                                                           F-6

Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended
   December 31, 1997 and 1996, the Four Months Ended December 31, 1995,
   and the Eight Months Ended August 31, 1995                                                F-8

Notes to Consolidated Financial Statements                                                  F-10

SCHEDULE:

II Valuation and Qualifying Accounts                                                         S-1

                            SCHEDULES OMITTED

      Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Trans World Airlines, Inc.

      We have audited the accompanying consolidated balance sheets of Trans World Airlines, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated operations, cash flows and shareholders' equity (deficiency) for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Airlines, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements reflect the application of fresh start reporting as of September 1, 1995 and, therefore, are not comparable in all respects to the consolidated financial statements for periods prior to such date.



                                    KPMG PEAT MARWICK LLP




Kansas City, Missouri
March 4, 1998

                                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED OPERATIONS
            For the Years Ended December 31, 1997 and 1996, the Four Months Ended December 31, 1995
                                  and the Eight Months Ended August 31, 1995
                               (Amounts in Thousands Except Per Share Amounts)
                                                                                                      Predecessor
                                                                        Reorganized Company             Company
                                                          ----------------------------------------     ----------
                                                             Year           Year        Four Months   Eight Months
                                                             Ended          Ended          Ended         Ended
                                                          December 31,   December 31,   December 31,   August 31,
                                                             1997           1996           1995          1995
                                                          ----------     ----------     ----------     ----------
Operating revenues:
   Passenger                                              $2,924,042     $3,077,905     $  943,077     $1,929,166
   Freight and mail                                          126,730        153,076         48,384         94,784
   All other                                                 277,180        323,426        107,013        194,405
                                                          ----------     ----------     ----------     ----------
       Total                                               3,327,952      3,554,407      1,098,474      2,218,355
                                                          ----------     ----------     ----------     ----------

Operating expenses:
   Salaries, wages and benefits                            1,224,116      1,254,341        373,041        755,708
   Earned stock compensation (Note 12)                         4,199          9,056          2,192         55,767
   Aircraft fuel and oil                                     480,853        585,163        161,799        296,833
   Passenger sales commissions                               242,135        268,131         80,045        185,981
   Aircraft maintenance materials and repairs                138,353        208,183         51,998         95,657
   Depreciation and amortization                             150,381        161,822         55,168        106,474
   Operating lease rentals                                   370,827        302,990         96,393        182,548
   Passenger food and beverages                               83,241        110,092         34,676         68,137
   Special charges (Note 16)                                       -         85,915              -          1,730
   All other                                                 663,107        767,241        232,716        454,878
                                                          ----------     ----------     ----------     ----------
       Total                                               3,357,212      3,752,934      1,088,028      2,203,713
                                                          ----------     ----------     ----------     ----------

Operating income (loss)                                      (29,260)      (198,527)        10,446         14,642
                                                          ----------     ----------     ----------     ----------

Other charges (credits):
   Interest expense (contractual interest of
     $141,967 for the eight months ended
     August 31, 1995)                                        114,066        126,822         45,917        123,247
   Interest and investment income                            (12,555)       (21,309)        (7,484)       (10,366)
   Disposition of assets, gains and losses - net
     (Note 15)                                               (16,004)         1,135         (3,330)           206
   Reorganization items (Note 19)                                  -              -              -        242,243
   Other charges and credits - net (Note 17)                 (25,432)       (30,598)         7,611         (2,379)
                                                          ----------     ----------     ----------     ----------
       Total                                                  60,075         76,050         42,714        352,951
                                                          ----------     ----------     ----------     ----------

Income (loss) before income taxes and
   extraordinary items                                       (89,335)      (274,577)       (32,268)      (338,309)
Provision (credit) for income taxes (Note 5)                     527            450          1,370            (96)
                                                          ----------     ----------     ----------     ----------
Loss before extraordinary items                              (89,862)      (275,027)       (33,638)      (338,213)

Extraordinary items, net of income taxes (Note 14)           (20,973)        (9,788)         3,500        140,898
                                                          ----------     ----------     ----------     ----------

Net loss                                                    (110,835)      (284,815)       (30,138)      (197,315)

Preferred stock dividend requirements                         16,119         36,649          4,751         11,554
                                                          ----------     ----------     ----------     ----------
Loss applicable to common shares                          $ (126,954)    $ (321,464)    $  (34,889)    $ (208,869)
                                                          ==========     ==========     ==========     ==========

Per share amounts:
   Loss before extraordinary item and special
     dividend requirement                                 $    (1.98)    $    (6.60)    $    (1.15)
   Extraordinary item and special dividend
     requirement                                                (.39)          (.67)           .10
                                                          ----------     ----------     ----------
   Net loss                                               $    (2.37)    $    (7.27)    $    (1.05)
                                                          ==========     ==========     ==========

                                 See notes to consolidated financial statements

                           TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                     December 31, 1997 and 1996
                                       (Amounts in Thousands)
                                               ASSETS

                                                                             1997              1996
                                                                          ----------        ----------
Current assets:
   Cash and cash equivalents                                              $  237,765        $  181,586
   Receivables, less allowance for doubtful accounts, $9,334 in
     1997 and $12,939 in 1996 (Note 8)                                       176,333           239,496
   Spare parts, materials and supplies, less allowance for
     obsolescence, $19,176 in 1997 and $29,463 in 1996 (Note 8)               96,108           111,239
   Prepaid expenses and other                                                122,751            93,424
                                                                          ----------        ----------
       Total                                                                 632,957           625,745
                                                                          ----------        ----------

Property (Notes 8, 9 & 18):
   Property owned:
     Flight equipment                                                        569,063           339,150
     Prepayments on flight equipment                                          15,431            39,072
     Land, buildings and improvements                                         62,854            59,879
     Other property and equipment                                             64,131            60,750
                                                                          ----------        ----------
       Total owned property                                                  711,479           498,851
     Less accumulated depreciation                                           114,921            71,810
                                                                          ----------        ----------
       Property owned - net                                                  596,558           427,041
                                                                          ----------        ----------

   Property held under capital leases:
     Flight equipment                                                        166,358           172,812
     Land, buildings and improvements                                         49,443            54,761
     Other property and equipment                                              7,704             6,570
                                                                          ----------        ----------
       Total property held under capital leases                              223,505           234,143
     Less accumulated amortization                                            78,298            46,977
                                                                          ----------        ----------
       Property held under capital leases - net                              145,207           187,166
                                                                          ----------        ----------
       Total property - net                                                  741,765           614,207
                                                                          ----------        ----------

Investments and other assets:
   Investments in affiliated companies (Note 4)                              117,293           108,173
   Investments, receivables and other (Note 9)                               162,969           149,028
   Routes, gates and slots - net                                             377,691           401,659
   Reorganization value in excess of amounts allocable to
     identifiable assets - net                                               741,173           783,127
                                                                          ----------        ----------
       Total                                                               1,399,126         1,441,987
                                                                          ----------        ----------

                                                                          $2,773,848        $2,681,939
                                                                          ==========        ==========

                             See notes to consolidated financial statements

                            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                     December 31, 1997 and 1996
                          (Amounts in Thousands Except Per Share Amounts)
                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            1997              1996
                                                                         ----------        ----------
Current liabilities:
   Current maturities of long-term debt (Note 8)                         $   51,392        $   92,447
   Current obligations under capital leases (Note 9)                         37,068            42,501
   Advance ticket sales                                                     223,197           241,516
   Accounts payable, principally trade                                      250,551           216,675
   Accounts payable to affiliated companies (Note 4)                          6,261             4,894
   Accrued expenses:
     Employee compensation and vacations earned                             119,572           116,846
     Contributions to retirement and pension trusts (Note 6)                 13,469            14,091
     Interest on debt and capital leases                                     32,018            39,420
     Taxes                                                                   14,146            19,018
     Other accrued expenses                                                 189,271           174,753
                                                                         ----------        ----------
       Total accrued expenses                                               368,476           364,128
                                                                         ----------        ----------
       Total                                                                936,945           962,161
                                                                         ----------        ----------


Long-term liabilities and deferred credits:
   Long-term debt, less current maturities (Note 8)                         736,540           608,485
   Obligations under capital leases, less current obligations (Note 9)      182,922           220,790
   Postretirement benefits other than pensions (Note 6)                     485,787           471,171
   Noncurrent pension liabilities (Note 6)                                   30,011            30,716
   Other noncurrent liabilities and deferred credits                        133,359           150,511
                                                                         ----------        ----------
       Total                                                              1,568,619         1,481,673
                                                                         ----------        ----------

Commitments and Contingent Liabilities
   (Notes 1, 2, 3, 6, 7, 8, 9, 11, 12, 16, & 18)

Shareholders' equity:
   8% cumulative convertible exchangeable preferred stock,
     $50 liquidation preference; 3,869 shares issued and
     outstanding                                                                 39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
     $50 liquidation preference; 1,725 shares issued and
     outstanding                                                                 17                 -
   Employee preferred stock, $0.01 liquidation preference;
     special voting rights; shares issued and outstanding:
     1997-6,472; 1996-5,681                                                      65                57
   Common stock, $0.01 par value; shares issued and outstanding:
     1997-51,393; 1996-41,763                                                   514               418
   Additional paid-in capital                                               693,437           552,544
   Accumulated deficit                                                     (425,788)         (314,953)
                                                                         ----------        ----------
       Total                                                                268,284           238,105
                                                                         ----------        ----------

                                                                         $2,773,848        $2,681,939
                                                                         ==========        ==========

                           See notes to consolidated financial statements

                                TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 1997 and 1996, the Four Months Ended December 31, 1995
                                 and the Eight Months Ended August 31, 1995
                                           (Amounts in Thousands)
                                                                                                             Predecessor
                                                                                Reorganized Company            Company
                                                                    ---------------------------------------- ------------
                                                                       Year          Year       Four Months  Eight Months
                                                                       Ended         Ended         Ended        Ended
                                                                    December 31,  December 31,  December 31,  August 31,
                                                                       1997          1996          1995         1995
                                                                    ------------  ------------  ------------ ------------
Cash Flows from Operating Activities:
   Net loss                                                          $(110,835)    $(284,815)    $(30,138)    $(197,315)
   Adjustments to reconcile net loss to net cash provided
     (used) by operating activities:
       Employee earned stock compensation                                4,199         9,056        2,192        55,767
       Depreciation and amortization                                   150,381       161,822       55,168       106,474
       Amortization of discount and expenses on debt                    14,461        14,744        3,063        12,472
       Extraordinary loss (gain) on extinguishment of debt              20,973         9,788       (3,500)     (140,898)
       Interest paid in common stock                                     4,125        11,332       11,587             -
       Equity in undistributed earnings of affiliates not
         consolidated                                                   (9,404)      (10,017)      12,169        (2,339)
       Revenue from Icahn ticket program                              (115,991)      (71,534)      (4,356)            -
       Net gains-losses on disposition of assets                       (16,004)        1,135       (3,330)          206
       Non-cash special charges                                              -        85,915            -             -
       Reorganization items                                                  -             -            -       242,243
       Change in operating assets and liabilities:
         Decrease (increase) in:
            Receivables                                                 65,336         3,927       69,121       (62,094)
            Inventories                                                 13,496        (4,897)         510         5,866
            Prepaid expenses and other current assets                   (9,227)      (28,288)      23,241        (8,894)
            Other assets                                               (10,910)          111       (3,088)       (1,586)
         Increase (decrease) in:
            Accounts payable and accrued expenses                       42,480        83,840      (41,989)      108,669
            Advance ticket sales                                       (41,301)       19,698      (39,350)       81,598
            Benefits, other noncurrent liabilities and deferred
              credits                                                   (1,541)       (7,505)      (6,387)      (28,160)
                                                                     ---------     ---------     --------     ---------
                Net cash provided (used)                                   238        (5,688)      44,913       172,009
                                                                     ---------     ---------     --------     ---------

Cash Flows from Investing Activities:
   Proceeds from sales of property                                      22,749         3,234        7,069         2,221
   Capital expenditures                                                (74,025)     (121,547)     (42,973)      (16,554)
   Return of pre-delivery deposits related to leased aircraft            5,565             -            -             -
   Net decrease (increase) in investments, receivables and other       (10,553)       10,941          842        26,064
                                                                     ---------     ---------     --------     ---------
                Net cash provided (used)                               (56,264)     (107,372)     (35,062)       11,731
                                                                     ---------     ---------     --------     ---------

Cash Flows from Financing Activities:
   Proceeds from long-term debt issued                                 270,608         2,750       22,100             -
   Proceeds from warrants issued                                         7,076             -            -             -
   Proceeds from sale and leaseback of certain aircraft                 17,600        13,800            -             -
   Repayments on long-term debt and capital lease obligations         (257,838)     (117,203)     (39,654)      (62,158)
   Refund from retirement of 1967 bonds                                  5,318             -            -             -
   Net proceeds from sale of preferred stock                            82,231       186,163            -             -
   Net proceeds from exercise of equity rights,
     warrants and options                                                2,686         1,034       51,930             -
   Redemption of 12% Preferred Stock                                         -       (81,749)           -             -
   Cash dividends paid on preferred stock                              (15,476)      (14,489)           -             -
                                                                     ---------     ---------     --------     ---------
                Net cash provided (used)                               112,205        (9,694)      34,376       (62,158)
                                                                     ---------     ---------     --------     ---------

Net increase (decrease) in cash and cash equivalents                    56,179      (122,754)      44,227       121,582
Cash and cash equivalents at beginning of period                       181,586       304,340      260,113       138,531
                                                                     ---------     ---------     --------     ---------
Cash and cash equivalents at end of period                           $ 237,765     $ 181,586     $304,340      $260,113
                                                                     =========     =========     ========     =========

                                 See notes to consolidated financial statements

                                TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS
          For the Years Ended December 31, 1997 and 1996, the Four Months Ended December 31, 1995
                                 and the Eight Months Ended August 31, 1995
                                           (Amounts in Thousands)
                                     SUPPLEMENTAL CASH FLOW INFORMATION
                                                                                                           Predecessor
                                                                          Reorganized Company                Company
                                                             -------------------------------------------   ------------
                                                                Year             Year        Four Months   Eight Months
                                                                Ended            Ended          Ended          Ended
                                                             December 31,     December 31,   December 31,    August 31,
                                                                 1997            1996           1995           1995
                                                             ------------     ------------   ------------  ------------
Cash Paid During the Period for:
     Interest                                                  $ 96,865         $102,311       $27,318        $55,878
                                                               ========         ========       =======        =======

     Income taxes                                              $     14         $    159       $     7        $    39
                                                               ========         ========       =======        =======

Information About Noncash Operating,
   Investing and Financing Activities:
     Promissory notes issued to finance
       aircraft acquisition                                    $177,469         $ 10,565       $     -        $     -
                                                               ========         ========       =======        =======

     Promissory notes issued to finance
       aircraft predelivery payments                           $  6,237         $ 19,862       $     -        $12,690
                                                               ========         ========       =======        =======

     Property acquired and obligations
       recorded under new capital lease
       transactions                                            $  1,138         $  4,266       $     -        $12,690
                                                               ========         ========       =======        =======

     Partial interest on debt paid in kind,
       issued and valued at principal
       amount                                                  $      -         $      -       $   574        $18,496
                                                               ========         ========       =======        =======

     Common Stock issued in lieu of cash
       dividends on mandatorily
       redeemable 12% preferred stock                          $      -         $  3,255       $     -        $     -
                                                               ========         ========       =======        =======

     Exchange of long-term debt for
       common stock:
         Debt cancelled including accrued
           interest, net of unamortized
           discount                                            $ 48,835         $ 41,021       $     -        $     -
         Common stock issued, at fair
           value                                                 56,028           49,182             -              -
                                                               --------         --------       -------        -------

         Extraordinary loss                                    $  7,193         $  8,161       $     -        $     -
                                                               ========         ========       =======        =======


ACCOUNTING POLICY

      For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                   See notes to consolidated financial statements

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                For the Years Ended December 31, 1997 and 1996, the Four Months Ended December 31, 1995
                                       and the Eight Months Ended August 31, 1995
                                                 (Amounts in Thousands)
                                            12%        8%       9 1/4%   EMPLOYEE          ADDITIONAL
                                         PREFERRED PREFERRED  PREFERRED PREFERRED  COMMON   PAID-IN     ACCUMULATED
                                           STOCK     STOCK      STOCK     STOCK    STOCK    CAPITAL       DEFICIT       TOTAL
                                         --------- ---------  --------- ---------  ------  ----------   -----------   ---------
PREDECESSOR COMPANY:
Balance, December 31, 1994                 $ 125      $ -        $ -       $ -     $ 200   $ 105,925    $(523,726)    $(417,476)
Net loss for the eight months ended
   August 31, 1995                             -        -          -         -         -           -     (197,315)     (197,315)
Eliminate Predecessor equity accounts
   in connection with fresh start
   reporting                                (125)       -          -         -      (200)   (105,925)      35,817       (70,433)
Record additional excess of
   reorganization value over
   identifiable assets                         -        -          -         -         -           -      685,224       685,224
Issuance of Common and Employee
   Preferred Stock pursuant to Plan
   of Reorganization                           -        -          -        53       172     269,775            -       270,000
                                           -----      ---        ---       ---     -----   ---------    ---------     ---------
Balance, August 31, 1995                       -        -          -        53       172     269,775            -       270,000

REORGANIZED COMPANY:
Equity rights exercised                        -        -          -         -       132      51,727            -        51,859
Interest on 12% Notes paid in Common
   Stock                                       -        -          -         -        19      11,568            -        11,587
Options and warrants exercised                 -        -          -         -        28          43            -            71
Earned Stock Compensation                      -        -          -         -         -       2,046            -         2,046
Amortization of the excess of
   redemption value over carrying
   value of Mandatorily Redeemable
   12% Preferred Stock                         -        -          -         -         -      (2,570)           -        (2,570)
Net loss for the four months ended
   December 31, 1995                           -        -          -         -         -           -      (30,138)      (30,138)
                                           -----      ---        ---       ---     -----   ---------    ---------     ---------

Balance, December 31, 1995                     -        -          -        53       351     332,589      (30,138)      302,855

Warrants exercised                             -        -          -         -         4          68            -            72
Options exercised                              -        -          -         -         2       1,248            -         1,250
Earned Stock Compensation                      -        -          -         -         -       6,875            -         6,875
Allocation of employee preferred stock
   to ALPA ESOP                                -        -          -         6         -          (6)           -             -
Conversion of employee preferred stock
   to Common Stock                             -        -          -        (2)        2           -            -             -
Net proceeds from issuance of 8%
   preferred stock                             -       39          -         -         -     186,124            -       186,163
Dividends on 8% preferred stock
   paid in cash                                -        -          -         -         -     (11,349)           -       (11,349)
Dividends on mandatorily redeemable
   12% preferred stock paid in Common
   Stock                                       -        -          -         -         3          (3)           -             -
Dividends on mandatorily redeemable
   12% preferred stock paid in cash            -        -          -         -         -      (3,140)           -        (3,140)
Amortization of the excess of
   redemption value over carrying value
   of mandatorily redeemable 12%
   preferred stock                             -        -          -         -         -        (328)           -          (328)
Excess of cash paid for early redemption
   of mandatorily redeemable 12%
   preferred stock over carrying value         -        -          -         -         -     (19,992)           -       (19,992)
Common Stock issued in exchange for
   12% notes                                   -        -          -         -        45      49,137            -        49,182
Interest on 12% Notes paid in Common
   Stock                                       -        -          -         -        11      11,321            -        11,332
Net loss for 1996                              -        -          -         -         -           -     (284,815)     (284,815)
                                             ---      ---        ---       ---     -----   ---------    ---------     ---------
Balance, December 31, 1996                     -       39          -        57       418     552,544     (314,953)      238,105

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                For the Years Ended December 31, 1997 and 1996, the Four Months Ended December 31, 1995
                                       and the Eight Months Ended August 31, 1995
                                                 (Amounts in Thousands)

                                            12%        8%       9 1/4%   EMPLOYEE          ADDITIONAL
                                         PREFERRED PREFERRED  PREFERRED PREFERRED  COMMON   PAID-IN     ACCUMULATED
                                           STOCK     STOCK      STOCK     STOCK    STOCK    CAPITAL       DEFICIT       TOTAL
                                         --------- ---------  --------- ---------  ------  ----------   -----------   ---------
Balance, December 31, 1996                     -       39          -        57       418     552,544     (314,953)      238,105

Options exercised                              -        -          -         -         6       3,098            -         3,104
Earned stock compensation                      -        -          -         -         -       2,941            -         2,941
Allocation of employee preferred
   stock to ALPA ESOP                          -        -          -         6         -          (6)           -             -
Conversion of employee preferred
   stock to Common Stock                       -        -          -        (6)        6           -            -             -
Common Stock issued in exchange for
   12% Reset Notes                             -        -          -         -        77      55,951            -        56,028
Net proceeds from issuance of 9 1/4%
   preferred stock                             -        -         17         -         -      82,214            -        82,231
Dividends on 8% preferred stock paid
   in cash                                     -        -          -         -         -     (15,476)           -       (15,476)
Interest on 12% Reset Notes paid in
   Common Stock                                -        -          -         -         6       4,119            -         4,125
Issuance of warrants with 12% Senior
   Secured Notes Due 2002                      -        -          -         -         -       7,076            -         7,076
Issuance of employee fill-up shares            -        -          -         8         1         976            -           985
Net loss for 1997                              -        -          -         -         -           -     (110,835)     (110,835)
                                           -----      ---        ---       ---     -----   ---------    ---------     ---------
Balance, December 31, 1997                 $   -      $39        $17       $65     $ 514   $ 693,437    $(425,788)    $ 268,284
                                           =====      ===        ===       ===     =====   =========    =========     =========


               See notes to consolidated financial statements

            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL CONDITION AND LIQUIDITY:

      Trans World Airlines, Inc. ("TWA" or the "Company") has undergone two reorganizations under Chapter 11 of the Bankruptcy Code since 1992, as further described in Note 3 - Chapter 11 Reorganizations. In August 1995 the Company emerged from the most recent bankruptcy proceeding and thereafter, through the second quarter of 1996, the Company had experienced improvements in its operating performance. However, beginning in the third quarter of 1996, the Company's operating performance substantially deteriorated.
Management believes that certain strategic initiatives undertaken by the Company beginning in late 1996 have contributed to the improved financial and operating results. TWA's management began to implement such strategic initiatives in response to a significant deterioration in the Company's operating performance and financial condition during the second half of 1996. This deterioration was primarily caused by (i) an overly aggressive expansion of TWA's capacity and planned flight schedule, particularly during the 1996 summer season, which forced the Company to rely disproportionately on lower-yield feed traffic and bulk ticket sales to fill the increased capacity of its system; (ii) the delayed delivery of four older 747s intended to increase capacity for incremental international operations during the summer of 1996;
and (iii) unexpected maintenance delays due to the capacity increase, higher levels of scheduled narrow-body heavy maintenance and increased contract maintenance performed for third parties. These factors caused excessive levels of flight cancellations, poor on-time performance, increased pilot training costs and higher maintenance expenditures and adversely affected the Company's yields and unit costs. In addition, the crash of TWA Flight 800 on July 17, 1996 distracted management's attention from core operating issues and led to lost bookings and revenues.

      Management believes that certain strategic initiatives undertaken by the Company beginning in late 1996 and continuing throughout 1997 have contributed to the Company's improved financial and operating results. The primary focus of the Company's strategic initiatives was to reestablish TWA's operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity, which was intended to improve the Company's financial results. As the initial steps in implementing this strategy, the Company temporarily reduced its flight schedule during the first quarter of 1997 to more closely match aircraft available for active service and worked to reduce the number of aircraft in maintenance backlog by increasing overtime and maintenance capacity made available by terminating an unprofitable aircraft maintenance contract with the U.S. government. The other key initiatives which TWA began implementing in late 1996 included: (i) acceleration of the Company's fleet renewal plan; (ii) a restructuring of TWA's operations at JFK; (iii) a focus on improving productivity; (iv) implementation of a series of revenue-enhancing marketing initiatives; and (v) implementation of a number of employee-related initiatives to reinforce the Company's focus on operational performance.

      TWA has significantly enhanced its operational reliability and schedule integrity since the first quarter of 1997. According to statistics reported to the DOT, TWA improved from tenth among the 10 largest U.S. scheduled commercial airlines in domestic on-time performance in 1996 to second in 1997. TWA also canceled 5,413 fewer flights in 1997 than in 1996, improving its percentage of scheduled flights completed to 98.0% compared to 96.2% for 1996. Primarily as a result of the Company's improved operational performance during 1997, passenger load factors and passenger revenue per available seat mile reflected improvement compared to 1996.

      For the full year ended December 31, 1997, the Company's financial results reflected operating revenues of $3,328.0 million (a decrease of $226.4 million from operating revenues of $3,554.4 million for the full year
1996), an operating loss of $29.3 million (an improvement of $169.2 million over the full year 1996 operating loss of $198.5 million, which included special charges of $85.9 million), and a net loss of $110.8 million (including a non-cash extraordinary loss of $21.0 million related to the early extinguishment of debt), an improvement of $174.0 million over a net loss of $284.8 million (which included a non-cash extraordinary loss of $9.8 million and special charges of $85.9 million) for 1996. The reduction in full-year operating revenues for 1997 resulted from the planned reduction in capacity as the Company replaced older L-1011 and B-747 aircraft with new B-757, B-767 and MD-80 aircraft on many routes. The Company's first quarter operating results have historically been considerably less favorable than other quarters and typically reflect substantial operating and net losses. Notwithstanding actions taken to date and planned by management to improve the Company's future operating results and performance, the Company anticipates reporting operating and net losses in the first quarter of 1998, which losses may be substantial.

      On December 31, 1997, the Company's total cash and cash equivalents balance was approximately $237.8 million. This balance represented an increase of approximately $56.2 million from the Company's corresponding cash balance at December 31, 1996. This increase in the Company's cash balance resulted primarily from the proceeds of various capital market offerings during 1997 and asset dispositions offset by capital expenditures and debt repayments. In March 1997, the Company raised approximately $47.2 million in net proceeds from the issuance of 50,000 Units, with each Unit consisting of
(i) one 12% Senior Secured Note due 2002, in the principal amount of $1,000, and (ii) one Redeemable Warrant to purchase 126.26 shares of Common Stock at an exercise price of approximately $7.92 per share. In December 1997, the Company raised net proceeds of $82.2 million from the sale of the 9 1/4% Preferred Stock, net proceeds of $133.5 million from the sale of the 11 1/2% Notes, a portion of the proceeds of which was used to repay the 12% Reset Notes, and net proceeds of $97.0 million from the sale of the Receivables Securitization Notes, a portion of the proceeds of which was used to repay the outstanding balance of the Icahn Loans. In March 1998, the Company completed the sale of $150.0 million in 11 3/8% Senior Notes due 2006 resulting in net proceeds to the Company of $144.9 million. The Company intends to use the net proceeds for certain capital expenditures including pre-delivery deposits on new aircraft acquisitions, and for working capital and other general corporate purposes.

      Each of the Company's union contracts became amendable as of August 31, 1997, and negotiations have begun with respect to all three of the contracts. While management believes that the negotiation process for the new contracts will result in extended contracts mutually satisfactory to the parties, there can be no assurances as to the ultimate timing or terms of any such new contracts. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The Company believes that the status of its employees as substantial stockholders and participants in corporate governance and the Company's efforts to involve employees in developing and achieving the Company's goals will result in continued dedication to the efforts to improve the Company's financial and operational performance.

      As a result of application of fresh start reporting in August of 1995, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). The Company has evaluated its future cash flows and, notwithstanding its substantial operating losses in recent periods, expects that the carrying value of the intangibles at December 31, 1997 will be recovered. However, the achievement of such improved future operating results and cash flows are subject to considerable uncertainties. In future periods these intangibles will be evaluated for recoverability based upon estimated future cash flows. If expectations are not substantially achieved, charges to future operations for impairment of those assets may be required and such charges could be material.

      The Company has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. As a result of the financings consummated in the fourth quarter of 1997 and the repayment of certain debt in connection therewith, certain assets were released from collateral liens and are currently unencumbered. Further pledging of these unencumbered assets, however, may be limited by negative pledge restrictions in outstanding indebtedness. Substantially all of TWA's other strategic assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. The Company's ability to improve its financial position and meet its financial obligations will depend upon a variety of factors including: significantly improved operating results, favorable domestic and international airfare pricing environments, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, and the Company's ability to attract new capital and maintain adequate liquidity. No assurance can be given that the Company will be successful in generating the operating results or attracting new capital required for future viability.


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

      The airline industry is highly competitive and the factors affecting competition are subject to rapid change. Many of the Company's competitors are larger and have significantly greater financial resources. In addition, several carriers have introduced or have announced plans to introduce low-cost, short-haul service, which may result in increased competition to the Company. Internationally, TWA competes in several "limited entry" markets in which, as a result of governmental regulations and agreements with foreign governments, TWA has traditionally competed with a limited number of carriers. Additionally, certain of the Company's major competitors have established or announced plans to establish alliances with one or more foreign or domestic carriers to expand their international operations and increase the domestic market presence. No assurance can be given that TWA will continue to have the advantage of all of the "limited entry" markets in which it currently operates or that it will not face substantial additional competition.

      Historically, the airline industry has experienced substantial volatility in profitability as a result of, among other factors, general economic conditions, competitive pricing initiatives, the overall level of capacity operated in the industry and fuel prices. TWA continues to be highly leveraged and has and will continue to have significant debt service obligations. TWA presently has no unused credit lines and most of TWA's strategic assets have been pledged to secure indebtedness of the Company.

(b) Fresh Start Reporting: Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which TWA adopted effective June 30, 1995. The emergence from the 1995 Chapter 11 proceeding (the "'95 Reorganization") on August 23, 1995 (the "'95 Effective Date"), resulted in the creation of new reporting entities without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values (also see Note 19-Fresh Start Reporting). Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to the '95 Reorganization.

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

      Estimated useful service lives in effect for the purpose of computing the provision for depreciation, were:

            Flight equipment (aircraft and engines, including related spares)
               -- 16 to 30 years, varying by aircraft fleet type
            Buildings -- 20 to 50 years
            Other equipment -- 3 to 20 years
            Leasehold improvements -- Estimated useful life limited by the lease period

      Maintenance and repairs, including periodic aircraft overhauls, are expensed in the year incurred; major renewals and betterments of equipment and facilities are capitalized and depreciated over the remaining life of the asset.

(e) Intangible Assets: Route authorities are amortized on a straight line basis over 30 years, gates over the term of the related leases and slots over 20 years. Routes, gates and slots consist of the following amounts at December 31 (in thousands):

                                                 1997         1996
                                               --------     --------
        Routes                                 $248,100     $248,100
        Gates                                    83,649       86,649
        Slots                                    95,800       95,800
                                               --------     --------
                                                427,549      430,549
        Accumulated Amortization                 49,858       28,890
                                               --------     --------
                                               $377,691     $401,659
                                               ========     ========

      The reorganization value in excess of amounts allocable to identifiable assets is being amortized over a twenty year period on the straight-line method. Accumulated amortization at December 31, 1997 and 1996 was $97,891,000 and $55,937,000, respectively.

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

      Pursuant to the 1995 Restructuring, TWA issued 600,000 ticket vouchers, each having a face value of $50, which may be used for a discount of up to 50% off the cost of a ticket for transportation on TWA. Concurrently, TWA entered into an agreement, as amended, to purchase for cash from a third party any ticket vouchers acquired by the stand-by purchaser. The ticket vouchers were initially recorded as a liability at their estimated fair value, approximately $26.2 million. The liability will be relieved in future periods as vouchers are redeemed for cash or will be reflected as revenue when the transportation is provided for tickets purchased with vouchers. Approximately 131,000 and 180,000 vouchers were outstanding at December 31, 1997 and 1996, respectively.

(i) Interest Capitalized: Interest cost associated with funds expended for the acquisition of qualifying assets is capitalized. Interest capitalized was $4,784,000 in 1997 and $5,463,000 in 1996. There was no interest capitalized during 1995.

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

(l) Deferred Credit-Aircraft Operating Leases: The present value of the excess of contractual rents due under aircraft operating leases over the fair rentals for such aircraft were recorded as deferred credits as part of the application of fresh start reporting. The deferred credit will be increased through the accrual of interest expense and reduced through a reduction in operating lease rentals over the terms of the respective aircraft leases. At December 31, 1997 and 1996, the unamortized balances of the deferred credits were $23,154,000 and $31,408,000 respectively.

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

(o) Earnings (Loss) Per Share: In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As a result of the losses reported in the periods presented, the adoption of SFAS No. 128 did not impact previously reported earnings per share data.

      In computing the loss applicable to common shares for 1997 and 1996 and the four months ended December 31, 1995, the net loss has been increased by dividend requirements on the 9 1/4% Cumulative
      Convertible Exchangeable Preferred Stock from the date of issuance in December 1997, the Mandatorily Redeemable 12% Preferred Stock (including amortization of the difference between the carrying amount and the redemption value and the special dividend requirement related to the early redemption in 1996) and on the 8% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of Common Stock (47.1 million in 1997, 38.5 million in 1996 and 28.0 million in 1995) and Employee Preferred Stock (6.4 million in 1997, 5.7 million in 1996 and 5.3 million in 1995) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. Diluted EPS has not been presented as the impact of stock options, warrants, conversion of preferred stock or potential issuances of additional Employee Preferred Stock would have been anti-dilutive. For a description of securities which represent potential common shares and which could materially dilute basic EPS in the future, see Notes 11, 12, & 13. Earnings per share of the predecessor company are not presented as the amounts are not meaningful.

(p) Concentration of Credit Risk: TWA does not believe it is subject to any significant concentration of credit risk. At December 31, 1997 most of the Company's receivables were related to tickets sold to individual passengers through the use of major credit cards (40%) or to tickets sold by other airlines (14%) and used by passengers on TWA. These receivables are short-term, generally being settled shortly after sale or in the month following usage. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

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

(t) New Accounting Standards: The FASB recently issued SFAS No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 130 provides for the reporting and presentation of comprehensive income and its components. SFAS No. 131 establishes standards for defining operating segments and reporting certain information about such segments. SFAS No. 132 revised disclosure requirements relative to pension and other postretirement benefits. Since these statements only impact how financial information is disclosed in interim and annual periods, the adoption of these standards in 1998 will not impact the Company's financial condition or results of operations.


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

      Ticket sales under the Ticket Program, which commenced in September 1995, were $236.1 million in 1997, $139.7 million in 1996 and $16.0 million in 1995 at full published fares. The aggregate net sales, after applicable discounts under the Ticket Agreement, were $129.9 million in 1997, $76.9 million in 1996 and $8.8 million in 1995. Of these amounts, $116.0 million, $71.5 million and $4.4 million is included as passenger revenues for 1997, 1996 and the four months ended December 31, 1995, respectively, as the related transportation had been provided. Substantially all ticket sales under the Ticket Program to date have been "System Tickets".

      The purchase price for the tickets purchased by Karabu are required to either, at Karabu's option and with certain restrictions, be retained by Karabu and the amount so retained shall be credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over to the settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. Through December 31, 1997, approximately $118.6 million of such proceeds had been applied to the principal balance of the Icahn Loans, and $76.7 million had been applied to the PBGC Notes, which resulted in an $11.5 million extraordinary charge related to the early extinguishment of PBGC Notes ($9.9 million in 1997 and $1.6 million in 1996) (See Note 14). On December 30, 1997, TWA completed a $100 million private placement of 9.8% Airline Receivable Asset Backed Notes due 2001. Proceeds from this financing were used, in part, to retire the remaining balance of Icahn Loans, including approximately $71.4 million of principal and $2.7 million in accrued interest.

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets purchased by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell System Tickets through travel agents or directly to the general public. Karabu, however, has been marketing System Tickets through travel agents and directly to the general public. TWA has demanded that Karabu cease doing so and Karabu has stated that is disagrees with the Company's interpretation concerning sales through travel agents or directly to the general public. In December 1995, the Company filed a lawsuit against Karabu, Mr. Icahn and affiliated companies seeking damages and to enjoin further violations of the Ticket Agreement. Mr. Icahn countered by threatening to file his own lawsuit and declare a default on the Icahn Loans, which financing was secured by receivables and certain flight equipment pledged under one or more security agreements (the "Karabu Security Agreements"). Mr. Icahn's position was based on a variety of claims related to his various interpretations of the Karabu Security Agreements as well as with respect to certain alleged violations of the Ticket Agreement by the Company. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while the Company and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims. Those negotiations reached an impasse and the Company re-filed its suit on March 20, 1996 in the St. Louis County Circuit Court.
In response to such lawsuit, Karabu and another Icahn-affiliated company asserted counterclaims alleging that the Company had breached its obligations under the Ticket Agreement by, among other things, seeking to restrict Karabu and Icahn-affiliated companies from selling System Tickets through travel agents or directly to the general public. If Karabu's interpretation as to sales of System Tickets through travel agents or directly to the general public was determined by a court or otherwise to be correct and the Company did not otherwise take appropriate action to mitigate the effect of such sales, the Company could suffer significant loss of revenue collected that could reduce overall passenger yields on a continuing basis during the term of the Ticket Agreement. The trial of this case was completed on January 7, 1998. A decision regarding this matter is pending.

4.  INVESTMENTS:

      TWA, through a wholly-owned subsidiary, has a 25% partnership interest in Worldspan, a joint venture among TWA, Delta Airlines, Inc., Northwest Airlines, Inc. and ABACUS Distribution Systems PTE Ltd. Worldspan owns, markets and operates a global computer airline passenger reservation system on behalf of subscriber travel agents and contracting airlines who pay booking fees to Worldspan for such reservation service. TWA accounts for its investment in the partnership on the equity basis. TWA's share of the combined net earnings (loss) of the partnership was approximately $11,305,000 for the year ended December 31, 1997, $11,919,000 for the year ended December 31, 1996,

$(11,535,000) for the four months ended December 31, 1995 and $3,607,000 for the eight months ended August 31, 1995, which is included in Other Charges (Credits) in TWA's Statements of Consolidated Operations. The excess of TWA's carrying value for its investment in Worldspan over its share of the underlying net assets of Worldspan is being amortized over a period of 20 years. At December 31, 1997 and 1996, the unamortized balance of this excess amounted to approximately $30.1 million and $32.0 million, respectively.

      The partnership provides passenger reservations services, communication facilities and other computer services which are purchased by TWA on a recurring basis. The aggregate cost of the services purchased from the partnership, which is included in all other operating expenses in TWA's Statements of Consolidated Operations, is approximately as follows (amounts in thousands):


      Year Ended December 31, 1997                   $48,902
      Year Ended December 31, 1996                   $54,611
      Four Months Ended December 31, 1995            $16,566
      Eight Months Ended August 31, 1995             $29,604


      Summary financial data for Worldspan is as follows (amounts in thousands):

                                                     December 31,
                                             --------------------------
                                               1997              1996
                                             --------          --------
      Current assets                         $220,602          $172,368
      Non-current assets                      360,728           384,653
                                             --------          --------
         Total assets                        $581,330          $557,021
                                             ========          ========

      Current liabilities                    $128,159          $126,774
      Non-current liabilities                 102,957           125,255
      Partners' equity                        350,214           304,992
                                             --------          --------
         Total liabilities and equity        $581,330          $557,021
                                             ========          ========

                                                              Year Ended
                                                              December 31,
                                             --------------------------------------------
                                               1997              1996              1995
                                             --------          --------          --------
      Revenues                               $578,340          $548,419          $498,138
      Costs and expenses                      533,119           500,743           529,852
                                             --------          --------          --------
         Net income                          $ 45,221          $ 47,676          $(31,714)
                                             ========          ========          ========

5.  INCOME TAXES:

      Income tax liabilities at December 31, 1997 and 1996, included in other noncurrent liabilities, consist of the following (in millions):

                                                1997              1996
                                                ----              ----
      Current taxes                             $   -             $   -
      Deferred taxes:
         Federal                                 10.7              10.7
         Other income and franchise taxes          .3                .3
                                                -----             -----
      Total income tax liability                $11.0             $11.0
                                                =====             =====

      Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (in millions):

                                                           1997              1996
                                                          -------           -------
Deferred tax assets:
   Postretirement benefits, other than pensions           $ 199.8           $ 198.5
   Pension obligations                                       51.0              82.3
   Employee compensation and other benefits                  40.0              36.5
   Capital leases, net                                       58.8              54.3
   Net operating loss carryforwards                         337.7             247.1
   Other, net                                                77.9              84.0
                                                          -------           -------
     Total deferred tax assets                              765.2             702.7
                                                          -------           -------

Deferred tax liabilities:
   Property and spare parts, net                            (45.0)            (34.6)
   Routes, gates, and slots, net                           (149.2)           (158.7)
   Investment in affiliate                                  (46.1)            (42.7)
                                                          -------           -------
     Total deferred tax liabilities                        (240.3)           (236.0)
                                                          -------           -------

Net deferred tax asset before valuation allowance           524.9             466.7
   Deferred tax asset valuation allowance                  (535.9)           (477.7)
                                                          -------           -------
     Net deferred tax liability                           $ (11.0)          $ (11.0)
                                                          =======           =======

       The valuation allowance arises primarily from the amortization of intangibles, representing taxable temporary differences, the reversal of which extends beyond the period in which deductible temporary differences are expected to reverse.

A summary of the provision (credit) for income taxes is as follows (amounts in thousands):

                                                                                                   Predecessor
                                                            Reorganized Company                      Company
                                             ------------------------------------------------      ------------
                                                       Year Ended                Four Months       Eight Months
                                             ------------------------------         Ended             Ended
                                             December 31,      December 31,      December 31,       August 31,
                                                 1997              1996             1995               1995
                                             ------------      ------------      ------------      ------------
Current, primarily foreign                       $527              $450            $1,370              $(96)
Deferred                                            -                 -                 -                 -
                                                 ----              ----            ------              ----
  Total provision (benefit) for
    income taxes, net                            $527              $450            $1,370              $(96)
                                                 ====              ====            ======              ====

      Income tax expense for the periods presented below differs from the amounts which would result from applying the federal statutory tax rate to pretax income, as follows (amounts in thousands):

                                                                                                   Predecessor
                                                            Reorganized Company                      Company
                                             ------------------------------------------------      ------------
                                                       Year Ended                Four Months       Eight Months
                                             ------------------------------         Ended             Ended
                                             December 31,      December 31,      December 31,       August 31,
                                                 1997              1996             1995               1995
                                             ------------      ------------      ------------      ------------
Income tax benefit at United States
  statutory rates                              $(31,268)         $(93,652)        $(11,294)         $(118,408)
Amortization of reorganization value
  in excess of amounts allocable to
  identifiable assets                            14,684            14,683            4,894              1,976
Meals and entertainment disallowance              4,124             4,257            1,419              2,838
Foreign and state taxes                             527               450            1,370                (96)
Net operating loss not benefited
  and other items                                12,460            74,712            4,981            113,594
                                               --------          --------         --------          ---------
   Income tax expense (benefit)                $    527          $    450         $  1,370          $     (96)
                                               ========          ========         ========          =========

      A provision for income tax on the extraordinary gain from the extinguishment of debt in the eight months ended August 31, 1995 was not required as such income is excluded from taxation under the Internal Revenue Code of 1986, as amended.

      In May 1993, TWA and the Internal Revenue Service reached an agreement (the "IRS Settlement") to settle both: (i) the IRS' proof of claim in the '93 Reorganization in the amount of approximately $1.4 billion covering prepetition employment and income taxes of TWA, and (ii) the audit of TWA's federal income tax returns through 1992. Pursuant to the IRS Settlement, TWA paid $6 million to the IRS through the application of funds owed to TWA by certain governmental agencies and issued a note in the amount of $19 million payable in quarterly installments over a six year period (also see Note 8-Debt). As a result of the IRS Settlement, TWA increased its tax basis in certain of its assets and will be allowed no benefit of any federal net operating loss or credit carryforward from 1992 or any prior year. Federal income tax losses incurred by TWA subsequent to 1992 may not be carried back to pre-1993 years.

      The Company estimates that it has tax net operating loss carryforwards ("NOLs") amounting to approximately $855 million at December 31, 1997 expiring in 2008 through 2012 if not utilized before then to offset taxable income.
Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder, imposed limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. In addition, the tax net operating loss carryforwards are subject to examination by the IRS and thus are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excessive amounts allocable to identifiable assets.


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

      The net periodic pension expense recorded for TWA's foreign defined benefit retirement plans is presented below (amounts in thousands).

                                                                                                  Predecessor
                                                           Reorganized Company                      Company
                                            ------------------------------------------------      ------------
                                                       Year Ended                Four Months      Eight Months
                                            -------------------------------         Ended            Ended
                                            December 31,       December 31,      December 31,       August 31,
                                                1997              1996              1995              1995
                                            ------------       ------------      ------------     ------------
Service cost                                  $   875             $ 577             $ 274            $  493
Interest cost                                   4,652               992               583             1,040
Actual return on assets                        (4,592)             (505)             (100)             (200)
Net amortization and deferral                    (289)             (355)                -                 -
                                              -------             -----             -----            ------
  Net pension expense                         $   646             $ 709             $ 757            $1,333
                                              =======             =====             =====            ======

      Actuarial assumptions used for determining pension costs were:


                                                                                                  Predecessor
                                                           Reorganized Company                      Company
                                            ------------------------------------------------      ------------
                                                       Year Ended                Four Months      Eight Months
                                            -------------------------------         Ended            Ended
                                            December 31,       December 31,      December 31,       August 31,
                                                1997              1996              1995              1995
                                            ------------       ------------      ------------     ------------
Discount rate for interest cost                7.50%              7.50%             7.00%             8.50%
Rate of increase in future
   compensation levels                         5.50%              5.50%             5.50%             5.50%
Expected long-term rate of
   return on plan assets                       9.00%              9.00%            11.00%            11.00%

      The funded status (with benefit obligations determined using the current estimated discount rate of 7.25% and 7.50% at December 31, 1997 and 1996, respectively) and amounts recognized in the Consolidated Balance Sheets at December 31, 1997 and 1996, for defined benefit plans covering foreign employees, are as follows (amounts in thousands):

                                                                       December 31,
                                            -------------------------------------------------------------------
                                                         1997                                1996
                                            ------------------------------      -------------------------------
                                                    Plans in Which                       Plans in Which
                                            ------------------------------      -------------------------------
                                              Assets          Accumulated          Assets         Accumulated
                                              Exceed           Benefits            Exceed          Benefits
                                            Accumulated         Exceed          Accumulated         Exceed
                                             Benefits           Assets            Benefits          Assets
                                            -----------     --------------      -----------      --------------
Actuarial present value of benefit
obligations:
   Vested benefit obligation                  $47,979           $12,108           $44,200           $ 7,153
   Nonvested benefit obligation                     -               431                 -             1,198
                                              -------           -------           -------           -------
   Accumulated benefit obligation              47,979            12,539            44,200             8,351
   Projected benefit obligation more
     than accumulated benefit obligation        4,273             8,832             3,983             5,882
                                              -------           -------           -------           -------
   Projected benefit obligation                52,252            21,371            48,183            14,233
Plan assets at fair value<Fa>                  54,366                 -            50,703                 -
                                              -------           -------           -------           -------
Projected benefit obligation more (less)
   than plan assets at fair value              (2,114)           21,371            (2,520)           14,233
Unrecognized net gain (loss)                    6,578             4,176             7,307            11,696
                                              -------           -------           -------           -------
Pension liability (asset) recognized in
   Consolidated Balance Sheets                $ 4,464           $25,547           $ 4,787           $25,929
                                              =======           =======           =======           =======

<Fa>  Plan assets are invested in cash equivalents, international stocks, fixed income securities and real estate.

<Fb>  United Kingdom law requires the reduction of retirement plan assets when such assets exceed 105% of plan liabilities. In 1996, assets in TWA's United Kingdom Pension Plan exceeded liabilities by approximately $20 million. This surplus was eliminated by terminating the existing UK Pension Plan and establishing a new pension plan for UK employees. The surplus assets were split between TWA and the participants of the UK Plan, with plan participants receiving their share in enhanced pension benefits, and TWA receiving, in December 1996, a reversion from the original plan of $9.7 million.

      TWA has several defined contribution plans covering most of its employees. Total pension expense for these plans was $53.4 million, $58.0 million, $14.1 million and $26.8 million for the years ended December 31, 1997, December 31, 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995, respectively. Such defined contribution plans include: (a) trust plans established pursuant to collective bargaining agreements with certain employee groups providing for defined Company contributions generally determined as a percentage, ranging from 2% to 11%, of pay; and (b) retirement savings plan for Noncontract Employees to which the Company contributes amounts equal to 25% of voluntary employee after-tax contributions up to a maximum of 10% of the employee's pay. Pursuant to the '92 Labor Agreements, Company contributions were suspended for certain defined contribution plans for the period September 1, 1992 through August 31, 1995. Such suspension has been extended through August 31, 1997. In connection with the Comprehensive Settlement Agreement, TWA agreed to make contributions to defined contribution plans aggregating 2% of eligible wages for 1993 through 1995, and 3.3% thereafter. The Company made the 1994 contribution payment on June 20, 1995. Commencing on July 1, 1995, TWA is required to make such contributions on a monthly basis.

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

      The following table sets forth a reconciliation of the accrued postretirement benefit cost as of December 31, 1997 and 1996 (in millions):

                                                      DECEMBER 31,             DECEMBER 31,
                                                          1997                    1996
                                                      ------------             ------------
Accumulated postretirement benefit obligation:
   Actives fully eligible                                 $184                    $163
   Other actives                                           130                     144
   Retirees                                                215                     225
                                                          ----                    ----
      Total APBO                                           529                     532
Unrecognized cumulative loss                               (12)                    (29)
                                                          ----                    ----
Accrued postretirement benefit cost                       $517                    $503
                                                          ====                    ====

      The components of net periodic postretirement benefit cost are as follows (in millions):

                                                                                                    Predecessor
                                                            Reorganized Company                       Company
                                             -------------------------------------------------       ----------
                                                       Year Ended                 Four Months       Eight Months
                                             -------------------------------         Ended             Ended
                                             December 31,       December 31,      December 31,       August 31,
                                                 1997               1996              1995              1995
                                             ------------       ------------      ------------       ----------
Service cost                                    $ 9.9              $10.0             $ 3.0             $ 5.4
Interest cost                                    39.0               34.5              11.0              25.5
                                                -----              -----             -----             -----
      Total                                     $48.9              $45.4             $14.0             $30.9
                                                =====              =====             =====             =====

      The discount rate used to determine the APBO was 7.25% at December 31, 1997 and 7.50% at December 31, 1996. The discount rate used to determine net periodic postretirement benefit costs was 7.50% for the year ended December 31, 1997, 7.0% for the year ended December 31, 1996, 7.0% for the four months ended December 31, 1995 and 8.5% for the eight months ended August 31, 1995. The assumed health care cost trend rate used in measuring the APBO was 8.0% in 1997 declining by 1% per year to an ultimate rate of 5%. If the assumed health care cost trend rate was increased by 1 percentage point, the APBO at December 31, 1997 would be increased by approximately 6.5% and 1997 periodic postretirement benefit cost would increase approximately 4.0%.

7.  CONTINGENCIES:

      On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. The Company is cooperating fully with all federal, state and local regulatory and investigatory agencies to ascertain the cause of the crash, which to date has not been determined. The National Transportation Safety Board held hearings relating to the crash in December 1997 and is continuing its investigation. While TWA is currently a defendant in a number of lawsuits relating to the crash, it is unable to predict the amount of claims which may ultimately be made against the Company or how those claims might be resolved. TWA maintains substantial insurance coverage, and at this time management has no reason to believe that such insurance coverage will not be sufficient to cover the claims arising from the crash. Therefore, TWA believes that the resolution of such claims will not have a material adverse effect on its financial condition or results of operations. The Company is unable to identify or predict the extent of any adverse effect on its revenues, yields, or results of operations which has resulted, or may result, from the public perception of the crash.

      On October 22, 1991, a judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). The action commenced in 1987, as subsequently amended, sought damages from TWA in excess of $60 million as a result of TWA's alleged breach of its contract with Travellers for the planning and operation of Getaway Vacations. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the '93 Reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court and claimed that the cash undertaking constituted a preference payment. Following prolonged litigation with respect to jurisdiction, the United States Supreme Court determined that the entire matter should be addressed by the bankruptcy court, and in February 1994, the bankruptcy court determined the matter in a manner favorable to TWA. Upon appeal, the District Court affirmed in part and reversed in part the bankruptcy court's decision. On January 20, 1998, the Court of Appeals for the Third Circuit reversed the District Court and affirmed the findings of the Bankruptcy Court. Travellers sought reconsideration by the Third Circuit which reconsideration was denied. Travellers has advised they will appeal this decision. TWA has agreed that amounts received pursuant to this proceeding will be applied to reduce the PBGC Notes or contributed to the settlement trust established for defined benefit pension plans covering certain TWA employees.

      TWA is subject to numerous environmental laws and regulations administered by various state and federal agencies. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial position or results of operations based on the Company's knowledge of similar environmental sites.

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

      In February 1995, a number of actions were commenced in various federal district courts against TWA and six other major airlines, alleging that such companies conspired and agreed to fix, lower and maintain travel agent commissions on the sale of tickets for domestic air travel in violation of the United States and, in certain instances, state, antitrust laws. On May 9, 1995, TWA announced settlement, subject to court approval, of the referenced actions. A final order has not yet been entered; however, an interim order approving the settlement has been entered.

      On November 9, 1995, ValuJet Air Lines, Inc., now known as AirTran Airlines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at LaGuardia International Airport in New York. On November 17, 1995, the court denied ValuJet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. On July 12, 1996, the Federal Court in Atlanta granted summary judgment in TWA's favor in the ValuJet litigation on the claims and counts raised in the ValuJet amended complaint. The order granting summary judgment to TWA was not a final order and was not directly appealable due to an outstanding claim against Delta. ValuJet has settled its claim with Delta and appealed the grant of summary judgment to the 11th Circuit Court of Appeals. Settlement discussions are ongoing. The Company does not expect that the resolution of this matter will have a material adverse effect on its results of operations or financial position.

      In addition, based on certain written grievances or complaints filed by ValuJet, the Company was informed that the United States Department of Justice ("DOJ"), Antitrust Division, was investigating the circumstances of the slot lease of certain takeoff and landing slots to Delta at LaGuardia to determine whether an antitrust violation has occurred. During the course of its investigation, the DOJ was informed of the summary judgment described above. Since the date of the judgment, TWA is unaware of whether the DOJ has undertaken further investigative efforts, the status of the investigation or any future plans of the DOJ or other regulatory bodies with respect to the ValuJet allegations. While TWA believes the summary judgment should be persuasive to the various regulatory bodies petitioned by ValuJet, it will cooperate with any further investigations.

      On September 6, 1995 TWA announced that the operations of its wholly owned subsidiary, Trans World Express, Inc. ("TWE"), would be discontinued on November 6, 1995. TWA entered into an agreement with an unaffiliated entity, Trans States Airlines, Inc., to provide feeder service into TWA's JFK hub, which commenced on November 7, 1995. TWA does not believe that the liquidation of TWE has had or will have a material adverse impact on the financial position or results of operations of TWA.

      Pursuant to the '92 Labor Agreements, the Company agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in 1998. The Company has estimated the net overtime bonus owed to the IAM to be approximately $26.3 million and has reflected this amount as a noncurrent liability in the accompanying balance sheets. Such amount reflects a reduction of approximately $10.0 million pursuant to an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Reorganization. The IAM, while not providing a calculation of its own, has disputed the method by which management has computed the net overtime bonus and has indicated that it believes the amount due to the IAM is much greater than the amount which has been estimated by management.

      In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by the IFFA have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1997 such additional compensation that would be payable pursuant to the arbitration ruling would be approximately $12.0 million. The Company denies any such obligation and is pursuing an appeal of the arbitration ruling and a court award affirming the ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees so as to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company.

      In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds, a defined cash payment would be made to ALPA. The defined thresholds were exceeded during the measurements periods through December 31, 1996 and no amount was therefore owed to ALPA as of that date. A payment of approximately $2.6 million was due under the agreement on August 14, 1997 for the period January through June 1997. The Company made this payment in January 1998. Management estimates that its aggregate obligation for 1997 will be approximately $9.1 million.

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

      Long-term debt (net of unamortized discounts) outstanding at each balance sheet date was:

                                                                                      DECEMBER 31,
                                                                            --------------------------------
                                                                              1997                    1996
                                                                            --------                --------
                                                                                 (Amounts in Thousands)
   9.80% Airline Receivable Asset Backed Notes, Series 1997-1<Fa>           $100,000                $      -
   12% Senior Secured Notes due 2002<Fb>                                      43,254                       -
   11 1/2% Senior Secured Notes due 2004<Fc>                                 138,360                       -
   12% Senior Secured Reset Notes due 1998<Fd>                                     -                 111,799
   8% IAM Backpay Notes<Fe>                                                   13,354                  12,090
   PBGC Notes<Ff>                                                            141,243                 198,672
   Icahn Financing Facilities<Fg>                                                  -                 125,102
   Equipment Trust Certificates<Fh>                                                -                   8,963
   Various Secured Notes, 4.0% to 12.4%, due 1998-2001<Fi>                    43,799                  75,478
   Installment Purchase Agreements, 10.0% to 10.53%, due
     1998 - 2003<Fj>                                                         267,199                 109,034
   Predelivery Financing Agreements<Fk>                                        3,166                  19,862
   IRS Deferral Note<Fl>                                                       6,333                   8,708
   WORLDSPAN Note<Fm>                                                         31,224                  31,224
                                                                            --------                --------
       Total long-term debt                                                  787,932                 700,932
       Less current maturities                                                51,392                  92,447
                                                                            --------                --------
   Long-term debt, less current maturities                                  $736,540                $608,485
                                                                            ========                ========

<Fa>  In December 1997, TWA agreed to sell certain receivables on an ongoing basis to Constellation Finance LLC ("Constellation"), a special purpose limited liability company wholly owned by TWA, and TWA agreed to service the related receivables. Concurrently, the 9.80% Airline Receivable Asset Backed Notes, Series 1997-1 were issued in December 1997 by Constellation in the principal amount of $100.0 million. Interest on the 1997-1 Notes is payable monthly on the 15th day of each month at the rate of 9.80% per annum. No principal payments are due under the 1997-1 Notes until January 2001, except under certain circumstances. The terms of the 1997-1 Notes provide for the maintenance of certain minimum levels of receivables as defined, or in the event of a deficiency, the deposit of funds with the trustee in the amount of such deficiency. At December 31, 1997, $9.7 million was held by the Company Trustee and is included in the accompanying balance sheet as prepaid expenses and other current assets. This amount was returned by the Company Trustee to the Company by January 9, 1998 at which time the deficiency was eliminated.

<Fb>  The 12% Senior Secured Notes due 2002 were issued in March 1997 in the principal amount of $50.0 million. The notes are reflected net of the unamortized discount of $6.7 million at December 31, 1997, to reflect an effective interest rate of approximately 16.4%. Interest is payable semi-annually on April 1 and October 1. The notes are not redeemable prior to their maturity on April 1, 2002. The notes are secured by (i) TWA's beneficial interest in certain take-off and landing slots at three high-density, capacity-controlled airports,
      (ii) certain ground equipment at certain domestic airports and (iii) all stock of (a) a subsidiary holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three subsidiaries holding leasehold interests in gates and related support space at certain domestic airports.

<Fc>  The 11 1/2% Senior Secured Notes due 2004 were issued in December 1997 in the principal amount of $140.0 million. The notes are reflected net of the unamortized discount of $1.6 million at December 31, 1997, to reflect an effective interest rate of approximately 11.7%.
      Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 1998. The Company purchased $23.1 million of U.S. Government Obligations with a portion of the net proceeds from the sale of the notes which was deposited in an escrow account to fund interest payments through June 15, 1999. The notes are secured by a lien on (i) a pool of aircraft spare parts, (ii) TWA's beneficial interest in 30 take-off and landing slots at Ronald Reagan Washington National Airport and (iii) securities pledged to provide for the first three scheduled interest payments.

<Fd>  The 12% Senior Secured Reset Notes due 1998 were scheduled to pay interest semi-annually, payable either in cash or, as to the first four interest payments, at the Company's option, in whole or in part, in Common Stock, beginning August 1, 1995, subject to certain conditions. The Company elected to pay interest due and payable for the first two periods and one-half of the interest due and payable February 1, 1997 (fourth period) in common stock.

      During 1996 and continuing through August 1997, the Company consummated a series of privately negotiated exchanges with a significant holder of the 12% Senior Secured Reset Notes which resulted in the return to the Company of approximately $97.1 million principal amount of 12% Senior Secured Reset Notes and $2.9 million in accrued interest thereon in exchange for the issuance of approximately 12.2 million shares of Company Common Stock.

      The remaining outstanding notes were retired in December 1997 with a portion of the proceeds related to the issuance of 11 1/2% Senior Secured Notes. The principal balance remaining at retirement was $72.5 million. As a result of the privately negotiated exchanges and the retirement of the balance of the 12% Senior Secured Reset Notes, certain slots, equipment, subsidiary stock and spare parts were released and used to secure the 12% Senior Secured Notes and the 11 1/2% Senior Secured Notes. A number of aircraft and engines were also released and remain free and clear.

<Fe>  The 8% IAM Backpay Notes have a stated principal amount of $22.0 million at December 31, 1997 and 1996. The notes are reflected net of the unamortized discount of $8.7 million and $9.9 million at December 31, 1997 and 1996, respectively, which reflects an effective interest rate of approximately 24.4% at December 31, 1997. The notes mature in 2001 and pay interest semi-annually. The notes are secured by a subordinate lien on TWA's interest in Worldspan and liens on one JT8D engine and one JT9D engine. During December 1996, ownership of the notes was transferred from the Indenture Trustee to current and former IAM union members who participated in the 1992 labor agreement.



<Ff>  The PBGC Notes have a stated unpaid principal balance of $158.7 million and $232.9 million at December 31, 1997 and 1996, respectively. The notes are reflected net of unamortized discounts of $17.4 million and $34.3 million at December 31, 1997 and 1996, respectively, to reflect an effective interest rate of approximately 13.0%. Interest on the PBGC Notes is payable semi-annually at an average stated rate of 8.19% per annum. Principal payments are due in semi-annual installments beginning in 1999 through 2003, however, due to certain note provisions mandatory prepayments are required. Additional prepayments could arise from the election of Karabu to apply the purchase price for tickets purchased under the Ticket Agreement to a reduction of the PBGC Notes (see Note 3). Such prepayments would result in extraordinary charges related to the early extinguishment of debt.
      The Notes are non-recourse notes secured by first liens on TWA's international routes and TWA's leasehold interest in the Kansas City maintenance facility and certain fixtures and equipment.

<Fg>  The Icahn Financing Facilities include a $75 million Asset Based
      Facility and a $125 million Receivables Facility, the remaining outstanding balance of which was retired in December 1997 in conjunction with the issuance of the 9.8% Airline Receivable Asset Backed Notes due 2001. The principal balance of the Icahn Financing Facilities had been reduced to $71.4 million by the election of Karabu to apply the purchase price for tickets purchased under the Ticket Agreement to a reduction of the Icahn Loans. Collateral for the Icahn Loans included a number of aircraft, engines, and related equipment, along with substantially all of the Company's receivables, which were released on retirement of the Facilities on December 30, 1997.

<Fh>  The Equipment Trust Certificates paid interest semi-annually at a rate of 11% per annum and were subject to mandatory redemptions beginning in April 1994 and continuing until September 1997. The certificates were retired on March 31, 1997. The certificates were secured by certain aircraft, engines and other equipment which also secured the 12% Senior Secured Reset Notes.

<Fi>  Various Secured Notes represent borrowings to finance the purchase or lease of certain flight equipment and other property.

<Fj>  Installment Purchase Agreements represent borrowings to finance the purchase of four Boeing 767-231 and one Boeing 747-238 aircraft. The borrowings mature in monthly installments through 2003, and require interest at rates ranging from 10.0% to 10.53% per annum.

<Fk>  The Predelivery Financing Agreements represent borrowings from the engine manufacturer to finance prepayments on the purchase of five Boeing 757 aircraft. The borrowings mature upon delivery of the aircraft beginning in July 1998 and continuing through September 1999. Interest is payable quarterly at a rate of LIBOR plus 3.5%.

<Fl>  The IRS Deferral Note represents unpaid amounts due under the terms of a settlement reached in 1993 for taxes and interest owed to the IRS. The note requires payment of interest quarterly at a rate of 7% per annum and matures in 1999.

<Fm>  The Worldspan Note represents amounts owed to Worldspan, a 25% owned affiliate of TWA, for prior services and advances. The note pays interest at maturity at a rate of prime plus 1% per annum and matures in 1999. The note is secured by a pledge of TWA's partnership interest in Worldspan.



      At December 31, 1997, aggregate principal payments due for long-term debt for the succeeding five years were as follows:

                               (AMOUNTS IN
         YEAR                   THOUSANDS)
         ----                  -----------
         1998                   $ 51,392
         1999                    126,851
         2000                     80,973
         2001                    184,848
         2002                     88,829

      TWA discontinued, effective June 30, 1995, the accrual of interest on prepetition debt that was unsecured or estimated to be undersecured through the '95 Effective Date. Contractual interest expense for the eight months ended August 31, 1995 was approximately $18.7 million in excess of reported interest expense.

      Certain of the Company's long-term debt agreements contain various covenants which limit, among other things, the incurrence of additional indebtedness, the payment of dividends on capital stock, certain investments, transactions with affiliates, incurrence of liens and sale and leaseback transactions, and sale of assets. The Company was in compliance with these covenants as of December 31, 1997.


9.  LEASES AND RELATED GUARANTEES:

      Sixteen of the aircraft in the Company's fleet at December 31, 1997 were leased under capital leases. The remaining lease periods for these aircraft range from zero to nine years. The Company has options and/or rights of first refusal to purchase or re-lease most of such aircraft at market terms upon termination of the lease. The Company has guaranteed repayment of certain of the debt issued by the owner/lessor to finance some of the aircraft under capital lease to the Company; however, the scheduled rental payments will exceed the principal and interest payments required of the owner/lessor. Aggregate annual rentals in 1998 will be approximately $36.3 million for the 15 aircraft held under capital leases (one lease expired on December 31, 1997).

      One hundred forty-four of the aircraft in TWA's fleet at December 31, 1997 were leased under operating leases. Other than four leases on a month-to-month basis, the remaining lease periods range from two months to eighteen years. Upon expiration of the current leases, TWA has the option to re-lease most of such aircraft for specific terms and/or rentals with some of the renewal options being subject to fair market rental rates.

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

      The Company's acquisition of 11 new aircraft during 1982 and 1983, one Lockheed L-1011 and ten Boeing 767s, created certain tax benefits that were not of immediate value in the Company's federal income tax returns and, therefore, such tax benefits were sold to outside parties under so-called "Safe Harbor Leases" as permitted by IRS regulations. Pursuant to the sales agreements, the Company is required to indemnify the several purchasers if the tax benefits cannot be used because of circumstances within the control of the Company. As of December 31, 1997, the Company's contingent indemnification obligations in connection with the tax benefit transfers were collateralized by bank letters of credit aggregating $9,803,000 for which the Company has posted $9,803,000 in cash collateral to secure its reimbursement obligations and the bank letters of credit. In addition, the Company has pledged $4,398,000 in cash collateral to secure its obligation with respect to four of the tax benefit transfers and has pledged flight equipment having a net book value of $23,147,000 to secure its obligation with respect to two of the tax benefit transfers.

      At December 31, 1997 future minimum lease payments for capital leases and future minimum lease payments, net of sublease rentals of immaterial amounts, for long-term leases, were as follows:

                                                                        MINIMUM LEASE PAYMENTS
                                                                      -------------------------
                                                                       CAPITAL        OPERATING
                                                                       LEASES          LEASES
                                                                      --------       ----------
                                                                        (AMOUNTS IN THOUSANDS)
      YEAR
      ----
      1998                                                            $ 54,660       $  393,686
      1999                                                              52,360          378,166
      2000                                                              49,314          356,681
      2001                                                              45,008          334,295
      2002                                                              27,109          292,216
      Subsequent                                                        60,064        1,782,677
                                                                      --------       ----------
            Total                                                      288,515       $3,537,721
                                                                                     ==========
      Less imputed interest                                             68,525
                                                                      --------
      Present value of capital leases                                  219,990
      Less current portion                                              37,068
                                                                      --------
      Obligations under capital leases, less current portion          $182,922
                                                                      ========

      Included in the Minimum Lease Payments for Operating Leases are increased rental rates related to lessor financing of engine hush-kits for 25 aircraft. Also included in the Minimum Lease Payments for Operating Leases are rentals related to an agreement entered into in 1996 providing for the lease of ten Boeing 757 aircraft, with delivery of the first aircraft in July 1996 and the final aircraft in July 1997, as well as estimated rentals related to an agreement entered into in 1996 for the lease of fifteen new and three used McDonnell Douglas MD-83 aircraft, with delivery of the aircraft between February 1997 and April 1999.

10.  MANDATORILY REDEEMABLE 12% PREFERRED STOCK:

       Pursuant to the '95 Reorganization the Company issued 1,089,991 shares of the 1,510,000 authorized shares of Mandatorily Redeemable 12% Preferred Stock to the holders of the 8% Senior Secured Notes. The Mandatorily Redeemable 12% Preferred Stock had an aggregate redemption value of approximately $109.0 million, was cumulative, and had an initial liquidation preference of $100 per share. Commencing November 1995, dividends accrued at the rate of 12% of the liquidation preference per share per annum, payable quarterly in arrears on the first day of each February, May, August and November. Subject to certain limitations, the dividends could be paid in Common Stock at the option of the Company, and, accordingly, the Company elected to pay the February 1, 1996 dividend in Common Stock and subsequently issued 317,145 shares. For purposes of determining the number of shares of Common Stock to distribute, such Common Stock was valued at 90% of the fair market value, based upon trading prices for the twenty days prior to the record date for the dividend payment.

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


11.  CAPITAL STOCK:

       The Company has the authority to issue 287.5 million shares of capital stock, consisting of 150 million shares of Common Stock and 137.5 million additional shares of preferred stock. On the '95 Effective Date of the '95 Reorganization, TWA issued approximately 17.2 million shares of Common Stock,
6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which are attributable to ALPA represented employees, see Note
12), Equity Rights for the purchase of approximately 13.2 million shares of Common Stock, warrants for the purchase of approximately 1.7 million shares of Common Stock exercisable over a seven year period at $14.40 per share (the "Seven Year Warrants"), warrants for the purchase of up to 1.15 million shares of Common Stock (for nominal consideration), and $109.0 million aggregate liquidation value of Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock"). In addition, each of the 12.5 million shares of the then existing preferred stock were converted into, and holders received,
0.1024 shares of Common Stock, 0.0512 Equity Rights and 0.1180 Seven Year Warrants. Holders of then existing common stock, other than shares held by trusts for employees, received 0.0213 shares of Common Stock, 0.0107 Equity Rights and 0.0246 Seven Year Warrants.

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

       There were 1,742,920 and 1,742,922 Seven Year Warrants outstanding at December 31, 1997 and 1996, respectively. All warrants to purchase shares of Common Stock for nominal consideration had been exercised at December 31, 1997.

       In March 1997, the Company issued 50,000 Redeemable Warrants in conjunction with the sale of $50.0 million 12% Senior Secured Notes Due 2002. The Warrants are exercisable commencing on the first anniversary of the date of original issuance through their expiration on April 1, 2002 and entitles the holders thereof to purchase 126.26 shares of Common Stock per Warrant at an exercise price of approximately $7.92 per share.

       In December 1997, the Company completed an offering, pursuant to Rule 144A of the Securities Act of 1933, of 1,725,000 shares of its 9 1/4% Cumulative Convertible Exchangeable Preferred Stock, with a liquidation preference of $50 per share. Each share of the 9 1/4% Preferred Stock may be converted at any time at the option of the holder, unless previously redeemed or exchanged, into shares of the Company's Common Stock at a conversion price of $7.90 per share (equivalent to a conversion rate of approximately 6.329 shares of Common Stock for each share of 9 1/4% Preferred Stock), subject to adjustment.

       The 9 1/4% Preferred Stock may not be redeemed prior to December 15, 2000. On or after December 15, 2000, the 9 1/4% Preferred Stock may be redeemed in whole or in part, at the option of the Company, at specified redemption prices. The 9 1/4% Preferred Stock may be exchanged, in whole but not in part, at the option of the Company, for the Company's 9 1/4% Convertible Subordinated Debentures due 2007 on any dividend payment date beginning on December 15, 1999 at the rate of $50 principal amount of Debentures for each share of 9 1/4% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends on the 9 1/4% Preferred Stock to the date of exchange have been paid or set aside for payment and certain other conditions are met.

       The Company was required to file a registration statement (the "Shelf Registration Statement") with the Securities and Exchange Commission to register resales of 9 1/4% Preferred Stock, the Debentures and the underlying shares of Common Stock issuable upon conversion thereof. In addition the Company must use its reasonable best efforts to cause the Shelf Registration Statement to be effective until the earlier of (i) the sale of all securities covered by the registration or (ii) two years after the date of original issuance.

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


12.  EARNED STOCK COMPENSATION:

       Pursuant to the '94 Labor Agreements and '95 Reorganization, on the '95 Effective Date, approximately 4.7 million shares of Employee Preferred Stock and 1.0 million shares of Common Stock were distributed and allocated to employees through employee stock ownership plans for the benefit of union (other than the ALPA represented employees) and noncontract employees, respectively. The distribution of these shares resulted in a charge to operations in the eight months ended August 31, 1995 of $43.2 million, based upon the market price of TWA's Common Stock at that time.

       Additionally, a "Rabbi Trust" was established to receive the distribution of approximately 1.7 million shares of Employee Preferred Stock attributable to ALPA represented employees. The Rabbi Trust distributed to an employee benefit plan (the "ESOP") one-third of the shares annually beginning August 1995. Accordingly, operating results for 1997, 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995 include charges of approximately $3.9 million, $6.9 million, $2.0 million and $5.1 million, respectively, representing the value of shares allocated and shares earned, but unallocated, for such periods, based upon the market price of TWA's Common Stock.

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

       In recognition of the fact that as a result of the '95 Reorganization, the percentage of the Company's stock owned by the Company's employees was substantially reduced, the Company adopted as of the '95 Effective Date an ESIP pursuant to which the Company would grant, commencing in 1997, to certain trusts established for the benefit of its union and non-union employees certain additional shares of Common Stock and Employee Preferred Stock. The ESIP provides that the first stock grant under the plan would be made on July 15, 1997 in an amount sufficient to increase the employee ownership of the combined total number of then outstanding shares of Common Stock and Employee Preferred Stock by 2.0% if the average closing price of the Common Stock exceeded a target price of $11.00 per share during the period from January 1, 1997 to July 14, 1997. If the target price of $11.00 per share is not exceeded, the grant would instead be made, if at all, on July 15 of the next year (up to and including July 15, 2002) in which the market price of the Common Stock exceeds such target price prior to July 14 of that year. In each of 1998 through 2002, additional shares of Employee Preferred Stock and Common Stock will become subject to grant under this program in an amount sufficient to increase the employee ownership by 1.5% in 1998, 1.5% in 1999, 1.0% in 2000, 1.0% in

2001 and 1.0% in 2002 (subject to adjustment as described below) based on the combined total number of shares of Common Stock and Employee Preferred Stock outstanding as of the applicable July 15 grant date, with the target price applicable to the additional shares to be issued in such year equal to $12.10 in 1998, $13.31 in 1999, $14.64 in 2000, $16.11 in 2001 and $17.72 in 2002.
Each such grant is cumulative and, where the applicable target price is not met in the initial grant year, the applicable grant is carried forward and is subject to grant in future years up to and including July 15, 2002 in the manner described above. To prevent against the dilutive effect of certain stock issuances, the ESIP provides for an adjustment (the "Adjustment") to the grants described above in the event the Company issues additional Common Stock to third parties for cash or property or in lieu of cash payments on the 12% Reset Notes or the Mandatorily Redeemable 12% Preferred Stock. To the extent that a sale of additional capital stock for cash results in a decline in the percentage of employee ownership of the combined total number of shares of Common Stock and Employee Preferred Stock below a level equal to the Adjusted Base Ownership Percentage (as defined in the ESIP), one-quarter of the difference between the new percentage of employee ownership and the level just determined (but in no event greater than 1.0% in each year) would be added to the amount of Employee Preferred Stock to be granted to union employees and Common Stock to be granted to non-union employees to be issued under the ESIP in each of the years 1999 through 2002, assuming the target prices are met in each of such years. Furthermore, if TWA issues additional shares of Common Stock with an aggregate value of more than $20 million to third parties for cash or a reduction in debt at a price equal to or greater than $11.00 per share (the "Equity Issuance Acceleration Trigger"), the last two scheduled grants under the ESIP are to be aggregated and these shares allocated equally to the remaining installments in the program. In addition, pursuant to the ESIP, employees have the right commencing as of July 15, 1997, to purchase over the seven year term of the ESIP additional shares of Employee Preferred Stock in amounts up to an aggregate of 2% of the combined total number of outstanding Common Stock and Employee Preferred Stock at a discount of 20% from the then current market price. Should all of the target prices be met or exceeded within the time periods specified and should the entire discount stock purchase option be exercised, the various employee stock trusts would receive a total of 10.0% (as adjusted as described below) of the outstanding stock, with the exact amount issued dependent upon the outstanding shares as of the date of each grant and option exercise.

       The ESIP separately provides that if additional shares are distributed following the '95 Effective Date in respect of the '95 Reorganization, employees will be entitled to receive an additional number of shares of Employee Preferred Stock and Common Stock such that the employees will retain the same level of ownership. Union representatives and the Company agreed to a one-time distribution pursuant to this provision of the ESIP in an aggregate amount of 525,856 shares of Employee Preferred Stock and Common Stock. As part of that agreement, since additional ESIP shares were not issued to the employees in July 1997, an additional 405,750 shares of Employee Preferred Stock and Common Stock were issued to the employee trusts and, to the extent that additional shares are granted under the ESIP, the Company will receive a credit towards the new grant for these previously issued shares, in that amount.

       While the $11.00 target price was not exceeded as of July 15, 1997 and no target price grant was made on that date, on February 17, 1998, the Average Closing Price for the Company's Common Stock did exceed the $11.00 target price with respect to the first scheduled grant. As a result, the initial grant in an amount sufficient to increase the employee ownership by 2.0% based on the then outstanding Common Stock and Employee Preferred Stock will be made on July 15, 1998. Based on the current outstanding Voting Equity (as defined in the ESIP) of 57,890,907 shares, the number of shares of Employee Preferred Stock and Common Stock to be issued to the employees under the ESIP on that date is 1,515,472. TWA is entitled to a credit against this number in the amount of 405,750 shares due to the prior grant to employees as described above.
On March 4, 1998, the Average Closing Price for the Company's Common Stock did exceed the $12.10 target price with respect to the 1998 grant of 1.5%. As a result, the 1998 grant in an amount sufficient to increase the employee ownership by 1.5% based on the then outstanding Common Stock and Employee Preferred Stock will also be made on July 15, 1998. Based on the current outstanding Voting Equity, the number of additional shares of Employee Preferred Stock and Common Stock to be issued to the employees under the ESIP on that date for the 1998 grant is 1,172,354 shares. The number of shares to be granted could be increased if the last two grants are accelerated pursuant to the Equity Issuance Acceleration Trigger. Furthermore, based on issuances of Common Stock to date, the Adjustment has resulted in a revised grant schedule of 1.5% in 1998, 1.84% in 1999, 1.34% in 2000, 1.34% in 2001 and 1.34% in 2002.
Assuming the consummation of a planned transaction involving the issuance of Common Stock, the grants for the years 1999-2002 would further increase pursuant to the Adjustment to: 1.91% in 1999, 1.41% in 2000, 1.41% in 2001 and 1.41% in 2002. Finally,
in the event that the planned transaction is consummated and that the price per share is in excess of $11.00, the Equity Issuance Acceleration Trigger will be met and the final two scheduled installments will be aggregated and these shares will be allocated equally to the remaining installments in the program. As a result, the remaining grants would be as follows: 2.705% in 1997 (already vested and payable on July 15, 1998); 2.205% on July 15, 1998 (already vested and payable on July 15, 1998); 2.615% on July 15, 1999 if the target price exceeds $13.31 and 2.115% on July 15, 2000 if the target price exceeds $14.64. Shares granted or purchased at a discount under the ESIP will generally result in a charge to earnings in an amount equal to the fair value of shares granted and the discount for shares purchased at the time when such shares are earned.


13.  STOCK OPTION PLANS:

       The Company's 1994 Key Employee Stock Incentive Plan (the "KESIP"), as amended, provides for the award of incentive and nonqualified stock options for up to 14% of the Common Stock and Employee Preferred Stock outstanding as of the start of each fiscal year (approximately 7.0 million shares at January 1, 1998). Generally, options granted under the KESIP have a five year life after the final vesting period and vest at the rate of 34% upon the first anniversary of the award date, 33% upon the second and 33% upon the third anniversary of the award date. Unvested shares are subject to forfeiture under certain circumstances.

       A summary of the Company's outstanding stock options as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                       1997                     1996                      1995
                                            -------------------------  ----------------------     ---------------------
                                                             Weighted                 Weighted                 Weighted
                                                             Average                  Average                  Average
                                                             Exercise                 Exercise                 Exercise
                                             Shares           Price     Shares         Price        Shares      Price
                                            ---------        --------  ---------      -------     ---------    --------
Outstanding at beginning of year            2,026,384         $5.61    2,228,000       $ 4.68     1,398,576      $4.64

Granted                                     2,027,155          6.80      453,000        11.65       829,424       4.74
Exercised                                    (565,545)         4.66     (191,316)        4.64             -          -
Forfeited                                    (145,814)         7.88     (463,300)        7.43             -          -
                                            ---------                  ---------                  ---------

Outstanding at end of year                  3,342,180          6.39    2,026,384         5.61     2,228,000       4.68
                                            =========                  =========                  =========

Options exercisable at year-end             1,812,020                  1,302,700                    475,516
Weighted average fair value of options
    granted during the year                     $3.32                      $6.79                      $3.03

      The per share weighted average fair value of options granted during 1997, 1996, and 1995 were estimated using the Black Scholes option pricing model assuming risk-free interest rates of 5.97%, 6.6%, and 6.0% in 1997, 1996 and 1995 respectively, an expected volatility factor of 67.14% in 1997 and 85.00% in 1996 and 1995 and an expected life of three years.

      The following table summarizes information about fixed stock options at December 31, 1997:

                                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                           -----------------------------------------------------------  ----------------------------------
        RANGE                NUMBER            WEIGHTED-AVERAGE                            NUMBER
         OF                OUTSTANDING            REMAINING           WEIGHTED-AVERAGE  EXERCISABLE       WEIGHTED-AVERAGE
   EXERCISE PRICES         AT 12/31/97         CONTRACTUAL LIFE        EXERCISE PRICE   AT 12/31/97        EXERCISE PRICE
   ---------------         -----------         ----------------       ----------------  -----------       ----------------
   $ 4.64 to  6.78          2,158,350             3.12 years               $ 5.31        1,625,485             $ 5.11
     7.06 to  8.12            833,350             5.19 years                 7.47           12,575               8.01
     8.47 to 15.81            339,380             5.42 years                10.24          166,820              11.88
    16.25 to 18.37             11,100             3.05 years                17.85            7,140              18.10
                            ---------                                                    ---------
   $ 4.64 to 18.37          3,342,180                                                    1,812,020
                            =========                                                    =========

      As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. However, pro forma disclosures as if the Company adopted the fair value based method of measurement for stock-based compensation plans under SFAS No. 123 in 1997 and 1996 are presented below.

      Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS No. 123, the Company's pro forma net loss, and net loss per common share for 1997, 1996 and the four months ended December 31, 1995 would approximate the amounts below (in thousands except per share data):

                                   Year Ended                         Year Ended                   Four Months Ended
                                December 31, 1997                  December 31, 1996               December 31, 1995
                            -------------------------        ----------------------------      --------------------------
                            As Reported     Pro forma        As Reported        Pro forma      As Reported      Pro forma
                            -----------     ---------        -----------        ---------      -----------      ---------
Net loss                    $(110,835)     $(114,942)        $(284,815)        $(285,716)       $(30,138)       $(30,350)

Net loss per common share      $(2.37)        $(2.45)           $(7.27)           $(7.30)         $(1.05)         $(1.06)


      The pro forma amounts do not give any effect to options granted prior to January 1, 1995.

      Operating results include charges of $2.2 million and $0.02 million for the year ended December 31, 1996 and the four months ended December 31, 1995, respectively, to reflect the excess of the market price of TWA's common stock on the date of grant over the exercise price, over the vesting period. There were no such charges in 1997. The 1996 charge includes $1.8 million in respect to the accelerated vesting of certain awards in connection with the severance of certain officers.


14. EXTRAORDINARY ITEMS:

      In 1997 and 1996, the Company consummated a series of privately negotiated exchanges with a significant holder of the 12% Senior Secured Reset Notes which resulted in the return to the Company of approximately $51.8 million, in 1997, and $45.3 million, in 1996, in 12% Senior Secured Reset Notes and approximately $1.4 million, in 1997, and $1.5 million, in 1996, in accrued interest thereon in exchange for the issuance of approximately 7.7 million, in 1997, and 4.5 million, in 1996, in shares of Company Common Stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $7.2 million in 1997 and $8.2 million in 1996 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of exchanges) and the carrying value of the Senior Secured Reset Notes retired.

      During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes, incurring an extraordinary non-cash charge of $3.9 million relative to the write off of the unamortized discount on the Notes.

      The Company recorded extraordinary charges of approximately $9.9 million in 1997 and $1.6 million in 1996 due to the early extinguishment of a portion of the PBGC Notes as a result of Karabu applying approximately $90.4 million in 1997 and $6.4 million in 1996 in ticket proceeds as prepayments on the PBGC Notes.

      The extraordinary gain recorded in the four months ended December 31, 1995 was due to the cancellation of debt as a result of a settlement between TWE, a subsidiary, and an aircraft lessor. The extraordinary gain recorded in the eight months ended August 31, 1995 was for the discharge of indebtedness pursuant to the Company's '95 Reorganization.


15.  DISPOSITION OF ASSETS:

      Disposition of assets resulted in net losses of approximately $1.1 million and $0.2 million during 1996 and for the eight months ended August 31, 1995, respectively, and net gains of $16.0 million and $3.3 million during 1997 and for the four months ended December 31, 1995, respectively.

      In 1997, TWA recorded gains of $7.4 million in connection with the sale of three gates at Newark International Airport and $8.6 million in connection with the sale of spare flight equipment, aircraft, engines and other miscellaneous property.

      In 1996, TWA recorded a gain of approximately $8.0 million in connection with the hull insurance settlement for the aircraft destroyed in the Flight 800 incident. The gain was offset by a loss of $8.3 million on the sale of expendable aircraft parts and losses of $0.8 million on other miscellaneous dispositions.

      In November 1995, TWA entered into an agreement to sublease certain of TWA's leased commissary facilities in Los Angeles. As part of this agreement, TWA sold its commissary furnishings and equipment, resulting in a gain of $2.0 million.


16. SPECIAL CHARGES AND OTHER NONRECURRING ITEMS:

      The 1996 operating loss includes an aggregate of approximately $85.9 million in special charges and nonrecurring items, primarily as follows: (i) approximately $26.7 million to reflect the write-off of the carrying value of TWA's New York-Athens route authority over which TWA has elected to discontinue service, (ii) approximately $53.7 million to reflect the reduction in carrying value of TWA's owned L-1011 and B-747 aircraft and related spare parts which are expected to be retired from service over the next year and (iii) approximately $5.5 million for employee severance liabilities related to the termination of service to Athens and Frankfurt. The write-down of owned aircraft and related spare parts was based upon management's estimates of the net proceeds to be received upon the disposition of these assets. Additionally, the Company has obligations under operating leases for B-747 aircraft aggregating approximately $36 million over the next six years. Management currently estimates that it will be able to recover substantially all of these costs pursuant to subleases of these aircraft and, accordingly, no provision has been made for any such costs at this time. Management's estimates relative to the costs of the retirement of the L-1011 and B-747 fleets and related spare parts are based upon current market conditions, preliminary discussions with interested parties and other factors. The actual costs could differ materially from the current estimates.

      The operating income for the eight months ended August 31, 1995, includes a special charge of $1.7 million for shut-down related expenses of TWE.

17.  OTHER CHARGES AND CREDITS-NET:

                                                                    (Amounts in Thousands)                Predecessor
                                                                     Reorganized Company                    Company
                                                       ----------------------------------------------     ------------
                                                          Year              Year          Four Months     Eight Months
                                                          Ended             Ended           Ended            Ended
                                                       December 31,      December 31,     December 31,       August
                                                           1997              1996            1995             1995
                                                       ------------      ------------     ------------    ------------

   Expenses associated with the restructuring of
     debt and flight equipment leases                    $      -          $      -          $ 3,000          $11,000
   Provisions for losses resulting from claims and
     litigation judgments against TWA                         143               235               26              351
   Foreign currency transaction (gains) losses-net            578              (642)           1,156              384
   Finance charge income earned on receivables
     carried by TWA                                        (8,112)           (8,030)          (2,662)          (6,198)
   Credits related to settlement of various contract
     disputes, litigation and other matters                  (289)           (2,500)               -                -
   Credits related to vendor discounts applied             (5,412)           (7,074)          (2,282)          (4,109)
   Equity in (earnings)/losses of TWA's investment in
     Worldspan (Note 4)                                   (11,305)          (11,919)          11,535           (3,607)
   Miscellaneous other nonoperating charges
     (credits)-net                                         (1,035)             (668)          (3,162)            (200)
                                                         --------          --------          -------          -------
       Total Other Charges and Credits-net               $(25,432)         $(30,598)         $ 7,611          $(2,379)
                                                         ========          ========          =======          =======

18. AIRCRAFT COMMITMENTS:

      TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

      In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B-757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten B-757 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement also provides for the purchase of up to ten additional aircraft. As of February 1, 1998, TWA had taken delivery of five of such aircraft and had five on firm order. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. Four of the five aircraft already delivered were manufacturer financed and one was leased.
TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of four of the remaining five aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of the remaining fifth aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

      Required future expenditures under the purchase agreements described above, including an estimate of price escalation as defined in the subject agreements and exclusive of secured financing, are as follows (amounts in millions):

                                                AVSA              BOEING
                                                ----              ------
            1998                               $ 52.1             $ 48.5
            1999                                 52.4              194.0
            2000                                  --                 --
            2001                                610.7                --
            2002                                272.0                --

      During 1997, TWA reached agreements for the lease of two new B-767-300ER aircraft, one of which has been delivered in March 1998 and the second is scheduled to be delivered in April 1998. The longer-range 300ER series aircraft will be utilized on TWA's international routes.

      The Company has entered into an agreement to acquire from the manufacturer fifteen new MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. The Company has taken delivery of seven of the MD-83 aircraft and expects to take delivery of six additional planes during the remainder of 1998 and two additional planes in 1999.

      On February 25, 1998, the Company's Board of Directors approved letters of intent to acquire 24 new MD-83 aircraft from the manufacturer. The proposed long-term leasing arrangement provides for delivery of the aircraft in 1999. Although the Company anticipates that rental payments for such aircraft would represent a substantial financial commitment, it is not possible to accurately estimate the amount of such payments at this time. There can be no assurance that such aircraft acquisition program will be concluded or as to the final terms of any such program.


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

                                                                            SEPTEMBER 1, 1995
                                              ---------------------------------------------------------------------------
                                              PREDECESSOR        DEBT          FRESH START        OTHER       REORGANIZED
                                                COMPANY      DISCHARGE<Fa>   ADJUSTMENTS<Fb> ADJUSTMENTS<Fc>    COMPANY
                                              -----------    -------------   --------------- ---------------  -----------
Current Assets:
   Cash and cash equivalents                  $  239,796       $       -        $       -       $      -      $  239,796
   Receivables                                   297,022          (1,449)               -              -         295,573
   Spare parts, materials and supplies           146,191               -                -              -         146,191
   Prepaid expenses and other                     60,947               -                -              -          60,947
                                              ----------       ---------        ---------       --------      ----------
      Total Current Assets                       743,956          (1,449)               -              -         742,507
                                              ----------       ---------        ---------       --------      ----------
Property and Equipment                           631,087               -          (24,239)             -         606,848
                                              ----------       ---------        ---------       --------      ----------
Other Assets:
   Investment in affiliated companies            110,325               -                -              -         110,325
   Other investments and receivables             163,715               -                -              -         163,715
   Routes, gates and slots                       737,171               -         (278,722)             -         458,449
   Reorganization value in excess of
      amounts allocable to identifiable
      assets                                     153,840               -                -        685,224         839,064
   Other assets                                   28,531               -          ( 9,392)             -          19,139
                                              ----------       ---------        ---------       --------      ----------
      Total Other                              1,193,582               -         (288,114)       685,224       1,590,692
                                              ----------       ---------        ---------       --------      ----------
      Total                                   $2,568,625       $  (1,449)       $(312,353)      $685,224      $2,940,047
                                              ==========       =========        =========       ========      ==========

Current Liabilities:
   Current maturities of long-term debt       $  472,510       $(404,665)       $       -       $      -      $   67,845
   Current obligations under capital leases       42,643               -             (647)             -          41,996
   Advance ticket sales                          253,642               -                -              -         253,642
   Accounts payable and other accrued
      expenses                                   518,030          24,466            3,739              -         546,235
                                              ----------       ---------        ---------       --------      ----------
      Total                                    1,286,825        (380,199)           3,092              -         909,718
                                              ----------       ---------        ---------       --------      ----------
Liabilities Subject To Chapter 11
   Reorganization Proceedings                    748,855        (748,855)               -              -               -
                                              ----------       ---------        ---------       --------      ----------
Noncurrent Liabilities and Deferred Credits:
   Long-term debt, less current maturities             -         765,435                -              -         765,435
   Obligations under capital leases,
      less current obligations                   317,196               -          (42,440)             -         274,756
   Other noncurrent liabilities and deferred
      credits                                    673,428          18,612          (30,762)             -         661,278
                                              ----------       ---------        ---------       --------      ----------
      Total                                      990,624         784,047          (73,202)             -       1,701,469
                                              ----------       ---------        ---------       --------      ----------
Redeemable Preferred Stock                             -          58,860                -              -          58,860
                                              ----------       ---------        ---------       --------      ----------
Shareholders' Equity (Deficiency):
   Old Preferred Stock                               125               -                -           (125)              -
   Old Common Stock                                  200               -                -           (200)              -
   Employee Preferred Stock                            -               -                -             53              53
   New Common Stock                                    -               -                -            172             172
   Additional paid-in capital                    161,692         143,800                -        (35,717)        269,775
   Accumulated Deficit                          (619,696)        140,898         (242,243)       721,041               -
                                              ----------       ---------        ---------       --------      ----------
      Total                                     (457,679)        284,698         (242,243)       685,224         270,000
                                              ----------       ---------        ---------       --------      ----------
      Total                                   $2,568,625       $  (1,449)       $(312,353)      $685,224      $2,940,047
                                              ==========       =========        =========       ========      ==========

<Fa>  To record the discharge of indebtedness pursuant to the '95
      Reorganization and reclassification of debt between current and non-current based upon its revised terms. Debt securities, Mandatorily Redeemable 12% Preferred Stock, Ticket Vouchers and Contingent Payment Rights issued pursuant to the '95 Reorganization have been recorded at their estimated fair values. The excess of indebtedness eliminated over the fair value of securities issued in settlement of those claims, approximately $140.9 million, is reflected as an extraordinary item in the eight months ended August 31, 1995.

<Fb>  To record adjustments to reflect assets and liabilities at fair values.
      The adjustments to record the fair values of assets and liabilities resulted in a nonrecurring charge to reorganization items of approximately $228.8 million in the eight months ended August 31, 1995. Charges to reorganization items were recorded for various fees and expenses related to the consummation of the '95 Plan aggregating approximately $13.4 million. Significant elements of the adjustments to record the fair value of assets and liabilities are summarized below:

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

<Fc>  To record adjustments to reflect the elimination of the remaining deficit in shareholders' equity after the adjustments arising from <Fa> and <Fb> above and to reflect the associated reorganization value in excess of amounts allocable to identifiable assets.

20.  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED):

      Selected consolidated financial data (unaudited) for each quarter within 1997 and 1996 are as follows:

                                                        FIRST           SECOND            THIRD             FOURTH
                                                       QUARTER          QUARTER          QUARTER            QUARTER
                                                       --------         --------        ----------         ---------
                                                                            (Amounts in Thousands)
YEAR ENDED DECEMBER 31, 1997
Operating revenues                                     $762,306         $844,442        $  908,381         $ 812,823
                                                       ========         ========        ==========         =========
Operating income (loss)                                $(99,486)        $  5,932        $   63,757         $     537
                                                       ========         ========        ==========         =========
Disposition of assets, gains (losses) - net            $  9,350         $  3,030        $    2,828         $     796
                                                       ========         ========        ==========         =========
Income (loss) before extraordinary items               $(70,032)        $(11,995)       $   13,276         $ (21,111)
                                                       ========         ========        ==========         =========
Extraordinary items                                    $ (1,532)        $ (2,405)       $   (6,985)        $ (10,051)
                                                       ========         ========        ==========         =========
Net income (loss)                                      $(71,564)        $(14,400)       $    6,291         $ (31,162)
                                                       ========         ========        ==========         =========
Per share amounts:
   Basic:
     Earnings (loss) before extraordinary items        $  (1.51)        $   (.31)       $      .17         $    (.44)
                                                       ========         ========        ==========         =========
     Extraordinary items                               $   (.03)        $   (.05)       $     (.13)        $    (.18)
                                                       ========         ========        ==========         =========
     Net income (loss)                                 $  (1.54)        $   (.36)       $      .04         $    (.62)
                                                       ========         ========        ==========         =========
   Diluted<Fa>:
     Net income (loss)                                 $  (1.54)        $   (.36)       $      .04         $    (.62)
                                                       ========         ========        ==========         =========

YEAR ENDED DECEMBER 31, 1996
Operating revenues                                     $782,433         $965,808        $1,002,867         $ 803,299
                                                       ========         ========        ==========         =========
Special charges (Note 16)                              $      -         $      -        $        -         $  85,915
                                                       ========         ========        ==========         =========
Operating income (loss)                                $(54,191)        $ 62,028        $   26,019         $(232,383)
                                                       ========         ========        ==========         =========
Disposition of assets, gains (losses) - net            $   (214)        $    239        $      (87)        $  (1,073)
                                                       ========         ========        ==========         =========
Income (loss) before extraordinary items               $(37,107)        $ 25,262        $   (6,905)        $(256,277)
                                                       ========         ========        ==========         =========
Extraordinary items                                    $      -         $      -        $   (7,420)        $  (2,368)
                                                       ========         ========        ==========         =========
Net income (loss)                                      $(37,107)        $ 25,262        $  (14,325)        $(258,645)
                                                       ========         ========        ==========         =========
Per share amounts:
   Basic:
     Earnings (loss) before extraordinary items and
       special dividend requirements                   $   (.98)        $    .48        $     (.24)        $   (5.51)
                                                       ========         ========        ==========         =========
     Extraordinary items and special dividend
       requirements                                    $   (.48)        $      -        $     (.16)        $    (.05)
                                                       ========         ========        ==========         =========
     Net income (loss)                                 $  (1.46)        $    .48        $     (.40)        $   (5.56)
                                                       ========         ========        ==========         =========
   Diluted<Fa>:
     Net income (loss)                                 $  (1.46)        $    .44        $     (.40)        $   (5.56)
                                                       ========         ========        ==========         =========

      <Fa>  Amounts have been restated pursuant to SFAS No. 128.


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

      The results for the fourth quarter of 1996 include an adjustment to reduce aircraft fuel and oil costs by approximately $8.8 million, as a result of federal fuel excise taxes paid which were refunded to the Company.

21.  FOREIGN OPERATIONS:

      TWA conducts operations in various foreign countries, principally in Europe and the Middle East. Operating revenues from foreign operations were approximately $518.1 million in 1997, $719.2 million in 1996, $228.7 million in the four months ended December 31, 1995 and $474.4 million in the eight months ended August 31, 1995.


22.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures with regards to fair values of all financial instruments, whether recognized or not recognized in the balance sheet, subject to certain exceptions. Solely for purposes of complying with this accounting standard, the Company has estimated the fair value of certain of its financial instruments, as further described below. Because no market exists for a significant portion of TWA's financial instruments, fair value estimates provided below are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The discussion of financial instruments below conforms with the presentation in the Consolidated Balance Sheet and relates to the amounts at December 31, 1997 and 1996.

(a) Cash, cash equivalents and receivables: The carrying amounts of these assets are estimated to approximate fair value due to the generally short maturities of these instruments.

(b) Other investments and receivables: The carrying amounts of these assets are estimated to approximate fair value due to the generally short maturities of the underlying instruments which are, however, classified as long-term assets because TWA's ability to access these amounts is generally restricted by contractual provisions.

(c) Accounts payable and other accrued liabilities: The carrying amounts of these liabilities are estimated to approximate fair value due to the generally short maturities of these instruments.

(d) Debt: On December 31, 1997, none of TWA's debt was publicly traded, while at December 31, 1996, the Company's publicly-traded debt had a carrying value of $111.8 million and a market value of $126.0 million. The Company believes the fair value of the remaining debt which had an aggregate carrying value of approximately $787.9 million and $589.1 million at December 31, 1997 and 1996, respectively, was approximately $800.4 million and $466.4 million on those dates.

      In connection with credit card sales, the Company has agreed to maintain specified levels of deposits or a letter of credit. At December 31, 1997, a letter of credit of $15.0 million had been issued for the Company's benefit to provide the required level of deposits. Additionally, in 1997, a letter of credit in the amount of $2.6 million was issued to secure the Company's obligations under certain workers compensation agreements.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1998                            TRANS WORLD AIRLINES, INC.


                                          By:  /s/ Gerald L. Gitner
                                             ---------------------------------
                                                   Chairman and Chief
                                                   Executive Officer

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

        Signature                            Title                                       Date
        ---------                            -----                                       ----
/s/ Gerald L. Gitner                Director, Chairman of the                       March 31, 1998
---------------------------         Board and Chief Executive
     Gerald L. Gitner               Officer  (Principal Executive
                                    Officer)


/s/ Michael J. Palumbo              Senior Vice President and                       March 31, 1998
---------------------------         Chief Financial Officer
     Michael J. Palumbo             (Principal Financial Officer
                                    and Principal Accounting
                                    Officer)


John W. Bachmann<F*>                Director                                        March 31, 1998
---------------------------
John W. Bachmann


William F. Compton<F*>              Director                                        March 31, 1998
---------------------------
William F. Compton


Eugene P. Conese<F*>                Director                                        March 31, 1998
---------------------------
Eugene P. Conese


William M. Hoffman<F*>              Director                                        March 31, 1998
---------------------------
William M. Hoffman



        Signature                            Title                                       Date
        ---------                            -----                                       ----


Edgar M. House<F*>                  Director                                        March 31, 1998
---------------------------
Edgar M. House


Thomas H. Jacobsen<F*>              Director                                        March 31, 1998
---------------------------
Thomas H. Jacobsen


Myron Kaplan<F*>                    Director                                        March 31, 1998
---------------------------
Myron Kaplan


David M. Kennedy<F*>                Director                                        March 31, 1998
---------------------------
David M. Kennedy


Merrill A. McPeak<F*>               Director                                        March 31, 1998
---------------------------
Merrill A. McPeak


Thomas F. Meagher<F*>               Director                                        March 31, 1998
---------------------------
Thomas F. Meagher


William O'Driscoll<F*>              Director                                        March 31, 1998
---------------------------
William O'Driscoll


G. Joseph Reddington<F*>            Director                                        March 31, 1998
---------------------------
G. Joseph Reddington


Blanche M. Touhill<F*>              Director                                        March 31, 1998
---------------------------
Blanche M. Touhill


Stephen M. Tumblin<F*>              Director                                        March 31, 1998
---------------------------
Stephen M. Tumblin

<F*>By: /s/ Michael J. Palumbo                                                      March 31, 1998
        -----------------------
         Attorney-in-fact

                                          EXHIBIT INDEX
<F*>2.1       Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Registrant's
              Registration Statement on Form S-4, Registration Number 33-84944, as amended)

<F*>2.2       Modifications to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental
              Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to
              6/95 10-Q)

<F*>2.3       Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of
              Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to
              6/95 10-Q)

<F*>2.4       Final Decree, dated December 28, 1995, related to the `95 Reorganization (Exhibit
              2.7 to 12/31/95 Form 10-K)

<F*>3(i)      Third Amended and Restated Certificate of Incorporation of the Registrant (Exhibit
              3(i) to the Registrant's Registration Statement on Form S-4, Registration Number
              333-26645)

<F*>3(ii)     Amended and Restated By-Laws of Trans World Airlines, Inc., effective May 24,
              1996 (Exhibit 3(ii) to 6/96 10-Q)

<F*>4.1       Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle
              National Trust, N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

<F*>4.2       IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the
              IAM Trustee (Exhibit to 9/93 10-Q)

<F*>4.3       IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the
              IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

<F*>4.4       Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993,
              First Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31, 1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93
              10-Q)

<F*>4.5       ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee
              (Exhibit 4.7 to 9/93 10-Q)

<F*>4.6       Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National
              Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee
              and Other Employee Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

<F*>4.7       Registration Rights Agreement, dated November 3, 1993, between TWA and the
              Initial Significant Holders (Exhibit 4.9 to 9/93 10-Q)



<F*>4.8       Indenture between TWA and Harris Trust and Savings Bank, dated November 3,
              1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93
              10-Q)

<F*>4.9       Indenture between TWA and American National Bank and Trust Company of
              Chicago, N.A., dated November 3, 1993 relating to TWA's 8% Secured Notes Due
              2001 (Exhibit 4.12 to 9/93 10-Q)

<F*>4.10      The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of
              January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)

<F*>4.11      TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994 (Exhibit
              4.13 to 9/95 10-Q)

<F*>4.12      TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995
              (Exhibit 4.14 to 9/95 10-Q)

<F*>4.13      TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective
              August 23, 1995 (Exhibit 4.15 to 9/95 10-Q)

<F*>4.14      Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due
              2006 (Exhibit 4.16 to Registrant's Registration Statement on Form S-3, No.
              333-04977)

<F*>4.15      Indenture dated as of March 31, 1997 between TWA and First Security Bank,
              National Association relating to TWA's 12% Senior Secured Notes due 2002
              (Exhibit 4.15 to Registrant's Registration Statement on Form S-4, No. 333-26645)

<F*>4.16      Form of 12% Senior Secured Note due 2002 (contained in Indenture filed as Exhibit
              4.15)

<F*>4.17      Registration Rights Agreement dated as of March 31, 1997 between the Company and the Initial Purchaser relating to the 12% Senior Secured Notes due 2002 and the warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to Registrant's
              Registration Statement on Form S-4, No. 333-26645)

<F*>4.18      Warrant Agreement dated as of March 31, 1997 between the Company and American
              Stock Transfer & Trust Company, as Warrant Agent, relating to warrants to purchase
              126.26 shares of TWA Common Stock (Exhibit 4.18 to Registrant's Registration
              Statement on Form S-4, No. 333-26645)

<F*>4.19      Form of Indenture relating to TWA's 9 1/4% Convertible Subordinated Debentures due
              2007 (Exhibit 4.19 to Registrant's Registration Statement on Form S-3, No.
              333-44689)

<F*>4.20      Registration Rights Agreement dated as of December 2, 1997 between the Company and the Initial Purchasers  (Exhibit 4.20 to Registrant's Registration Statement on
              Form S-3, No. 333-44689)



<F*>4.21      Indenture dated as of December 9, 1997 by and between TWA and First Security
              Bank, National Association, as Trustee, relating to TWA's 11 1/2% Senior Secured
              Notes due 2004  (Exhibit 4.21 to Registrant's Registration Statement on Form S-4,
              No. 333-44661)

<F*>4.22      Form of 11 1/2% Senior Secured Note due 2004 (contained in Indenture filed as
              Exhibit 4.21)

<F*>4.23      Registration Rights Agreement dated as of December 9, 1997 among the Company and Lazard Frres & Co. LLC and PaineWebber Incorporated, as initial purchasers, relating to TWA's 11 1/2% Senior Secured Notes due 2004  (Exhibit 4.23 to
              Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>4.24      Sale and Service Agreement dated as of December 30, 1997 between TWA and
              Constellation Finance LLC, as purchaser, relating to TWA's receivables  (Exhibit
              4.24 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.1.1    Asset Purchase Agreement, dated as of November 4, 1993, between TWA and St.
              Louis (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.2    Equipment Operating Lease Agreement, dated November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.3    Cargo Use Amendment, dated November 4, 1993 between TWA and St. Louis
              (Exhibit F to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.4    Use Amendment 1993, dated November 4, 1993, between TWA and St. Louis
              (Exhibit E to the Asset Purchase Agreement) (Exhibit 10.2 to 9/93 10-Q)

<F*>10.2.1    Amendment Number One to the Note Purchase and Security Agreement, dated
              October 26, 1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)

<F*>10.2.2    Amendment Number One to the Equipment Purchase Contract, dated October 26,
              1993, between TWA and Rolls-Royce (Exhibit 10.3 to 9/93 10-Q)

<F*>10.3      Amendment Number Two to the AVSA Agreement dated June 1, 1989 between
              TWA and AVSA, dated August 25, 1993 (Exhibit 10.4 to 9/93 10-Q)

<F*>10.4.1    First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N605TW (Exhibit
              10.5 to 9/93 10-Q)

<F*>10.4.2    First Amendment to Aircraft Installment Sale Agreement, dated November 1, 1993, among TWA, the Vendors, and ITOCHU with respect to aircraft N603TW (Exhibit
              10.5 to 9/93 10-Q)

<F*>10.4.3    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU Amendment No. 1
              (Exhibit 10.5 to 9/93 10-Q)



<F*>10.4.4    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ITOCHU, as to ITOCHU Amendment No. 2
              (Exhibit 10.5 to 9/93 10-Q)

<F*>10.5.1    Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement
              No. 1, dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N601TW (Exhibit 10.6 to 9/93 10-Q)

<F*>10.5.2    Deferral Agreement and First Amendment to Aircraft Installment Sale Agreement,
              dated November 1, 1993, among TWA, the Vendors, and ORIX with respect to aircraft N603TW (Exhibit 10.6 to 9/93 10-Q)

<F*>10.5.3    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 1 (Exhibit
              10.6 to 9/93 10-Q)

<F*>10.5.4    First Amendment to Security Agreement and Chattel Mortgage, dated November 1,
              1993, among TWA, the Vendors, and ORIX, as to ORIX Amendment No. 2 (Exhibit
              10.6 to 9/93 10-Q)

<F*>10.6.1    Purchase Agreement, dated October 5, 1993, between TWA and Pacific AirCorp
              747, Inc. with respect to aircraft N93107 and N93108 (Exhibit 10.7 to 9/93 10-Q)

<F*>10.6.2    Lease Agreement 107, dated October 5, 1993, between Pacific AirCorp 747, Inc. and
              TWA with respect to aircraft N93107 (Exhibit 10.7 to 9/93 10-Q)

<F*>10.6.3    Lease Agreement 108, dated October 5, 1993, between Pacific AirCorp 747, Inc. and
              TWA with respect to aircraft N93108 (Exhibit 10.7 to 9/93 10-Q)

<F*>10.7      '92 Labor Agreements (Exhibits 2.1, 2.2 and 2.3 to 9/92 8-K)

<F*>10.8      Comprehensive Settlement Agreement, dated January 5, 1993 (Exhibit 10(iv)(1) to
              `92 10-K)

<F*>10.8.1    Omnibus Amendment and Supplement to Agreements between TWA and Karabu
              Corp. dated as of March 28, 1994 (Exhibit 10.9.1 to Registrant's Registration
              Statement on Form S-4, No. 33-84944)

<F*>10.9      Letter Agreement, dated April 15, 1994, between TWA and Richard P. Magurno relating to employment by TWA (Exhibit 10.14 to 3/94 10-Q)

<F*>10.10     Form of Indemnification Agreement between TWA and individual members of the
              TWA Board of Directors relating to indemnification of director (Exhibit 10.16 to
              6/94 10-Q)

<F*>10.11.1   Purchase Agreement, dated as of December 15, 1993 between TWA and Pacific
              AirCorp DC9, Inc. with respect to aircraft N927L and N928L (Exhibit 10.20.1 to
              Registrant's Registration Statement on Form S-4, No. 33-84944)



<F*>10.11.2   Lease Agreement 927, dated as of December 15, 1993, between Pacific AirCorp
              DC9, Inc. and TWA with respect to aircraft N927L (Exhibit 10.20.2 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.3   Lease Agreement 928, dated as of December 15, 1993, between Pacific AirCorp
              DC9, Inc. and TWA with respect to aircraft N928L (Exhibit 10.20.3 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.1   Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc. dated
              March 31, 1994, with respect to aircraft N950U (Exhibit 10.21.1 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.2   Aircraft Purchase Agreement between TWA and Mitsui & Co. (U.S.A.), Inc., dated March 31, 1994,  with respect to aircraft N953U (Exhibit 10.21.2 to
              Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.3   Lease Agreement, dated as of March 31, 1994 between Mitsui & Co. (U.S.A.), Inc.
              and TWA with respect to aircraft N950U and N953U (Exhibit 10.21.3 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.4   Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance
              Corporation, dated March 31, 1994, with respect to aircraft N951U (Exhibit 10.21.4 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.5   Aircraft Purchase Agreement between TWA and McDonnell Douglas Finance
              Corporation, dated March 31, 1994, with respect to aircraft N952U (Exhibit 10.21.5 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.6   Lease Agreement, dated as of March 31, 1994 between McDonnell Douglas Finance
              Corporation and TWA with respect to aircraft N951U and N952U (Exhibit 10.21.6 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.13.1   Aircraft Purchase Agreement, dated March 31, 1994, between McDonnell Douglas
              Finance Corporation and TWA with respect to aircraft N306TW (formerly N534AW)
              (Exhibit 10.22.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.13.2   Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as
              Mortgagor, and McDonnell Douglas Finance Corporation, as Mortgagee, with respect to N306TW (formerly N534AW) (Exhibit 10.22.2 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.13.3   Chattel Mortgage, dated as of March 31, 1994 by TWA as Mortgagor, in favor of
              McDonnell Douglas Finance Corporation, as Mortgagee, with respect to aircraft
              N306TW (formerly N534AW) (Exhibit 10.22.3 to Registrant's Registration
              Statement on Form S-4, No. 33-84944)

<F*>10.14     Commuter Air Service Agreement dated July 22, 1992, between TWA and Trans
              World Express, Inc. (Exhibit 10.23 to Registrant's Registration Statement on Form
              S-4, No. 33-84944)



<F*>10.15     Commuter Air Service Agreement dated October 27, 1993, between TWA and Alpha
              Air (Exhibit 10.24 to Registrant's Registration Statement on Form S-4, No.
              33-84944)

<F*>10.16     Air Service Agreement dated October 1, 1994, between TWA and Trans States
              Airlines, Inc. (Exhibit 10.25 to Registrant's Registration Statement on Form S-4,
              No. 33-84944)

<F*>10.17     Consulting Agreement between TWA and Fieldstone, Private Capital Group, L.P.
              dated July 11, 1994 (Exhibit 10.26 to Registrant's Registration Statement on Form
              S-4, No. 33-84944)

<F*>10.18     Consulting Agreement dated July 15, 1994, between TWA and Simat, Helliesen &
              Eichner, Inc. (Exhibit 10.27 to Registrant's Registration Statement on Form S-4,
              No. 33-84944)

<F*>10.19.1   Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and
              Browsh & Associates, Inc. (Exhibit 10.28.1 to Registrant's Registration Statement
              on Form S-4, No. 33-84944)

<F*>10.19.2   Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and
              Travel Marketing Holding Corporation (Exhibit 10.28.2 to Registrant's Registration
              Statement on Form S-4, No. 33-84944)

<F*>10.20.1   Addendum to Stock Purchase Agreement (identified in 10.29.2) dated October 31,
              1994 (Exhibit 10.29.3 to 9/94 10-Q)

<F*>10.20.2   Addendum to Stock Purchase Agreement (identified in 10.29.2) dated November 2,
              1994 (Exhibit 10.29.4 to 9/94 10-Q)

<F*>10.21.1   Form of Agreement dated as of August 31, 1994, between TWA and the Air Line
              Pilots Association, International (Exhibit 10.31.1 to Registrant's Registration
              Statement on Form S-4, No. 33-84944)

<F*>10.21.2   Form of Agreement dated as of September 1, 1994, between TWA and the
              International Association of Machinists and Aerospace Workers (Exhibit 10.31.2 to
              Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.21.3   Form of Agreement dated as of September 1, 1994, between TWA and the
              Independent Federation of Flight Attendants (Exhibit 10.31.3 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)

<F*>10.21.4   Form of Agreement dated as of September 1, 1994, between TWA and the Transport
              Workers Union of America (Exhibit 10.31.4 to 9/94 10-Q)

<F*>10.22.1   Trust Agreement dated as of August 24, 1994 between and among TWA, the
              International Association of Machinists and Aerospace Workers, the Independent
              Federation of Flight Attendants, the Air Line Pilots Association, International,
              United States Trust Company of New York (Exhibit 10.32.1 to Registrant's
              Registration Statement on Form S-4, No. 33-84944)



<F*>10.22.2   Stock Pledge and Intercreditor Agreement dated as of August 24, 1994 among TWA,
              TWA Stock Holding Company, Inc. and United States Trust Company of New York
              (Exhibit 10.32.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.23.1   Key Employee Stock Incentive Plan (Exhibit 10.33.1 to Registrant's Registration
              Statement on Form S-4, No. 33-84944)

<F*>10.23.2   Form of Option Agreements for options issued pursuant to the 1994 Key Employee
              Stock Incentive Plan (Exhibit 10.33.2 to Registrant's Registration Statement on
              Form S-4, No. 33-84944)

<F*>10.24     Extension, Refinancing and Consent Agreement between TWA, Karabu Corp, Pichin
              Corp, and Carl C. Icahn and the "Icahn Entities" dated as of June 14, 1995 (Exhibit
              10.37 to 9/95 10-Q)

<F*>10.24.1   Karabu Ticket Program Agreement between TWA and Karabu Corp. dated as of
              June 14, 1995 (Exhibit 10.37.1 to 12/95 10-K)

<F*>10.25     Trans World Airlines, Inc. Stock Purchase Warrant to Purchase Shares of Common
              Stock, dated August 23, 1995 (Exhibit 10.38 to 9/95 10-Q)

<F*>10.26     Stand-By Purchase Agreement dated as of August 8, 1995 between Trans World
              Airlines, Inc., M.D. Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International Ltd. a British Virgin Islands
              Company (Exhibit 10.39 to 9/95 10-Q)

<F*>10.27     Voucher Purchase Agreement dated as of October 18, 1995 between TWA and M.D.
              Sass Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass
              Re/Enterprise International Ltd. a British Virgin Islands Company (Exhibit 10.40 to
              9/95 10-Q)

<F*>10.28     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              Elliott Associates L.P., a Delaware limited partnership (Exhibit 10.41 to 9/95 10-Q)

<F*>10.29     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              Westgate International L.P., a Cayman Islands limited partnership (Exhibit 10.42 to
              9/95 10-Q)

<F*>10.30     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              United Equities (Commodities) Company, a New York general partnership (Exhibit
              10.43 to 9/95 10-Q)

<F*>10.31     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              Grace Brothers, Ltd., an Illinois limited partnership (Exhibit 10.44 to 9/95 10-Q)

<F*>10.32     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              First Capital Alliance, L.P., an Illinois limited partnership (Exhibit 10.45 to
              9/95 10-Q)



<F*>10.33     Equity Rights Put Agreement dated as of September 15, 1995 between TWA and
              Romulus Holdings Corp. a Delaware Corporation (Exhibit 10.46 to 9/95 10-Q)

<F*>10.34     Purchase Agreement, dated February 9, 1996 between The Boeing Company and
              TWA relating to Boeing Model 757-231 Aircraft (Purchase Agreement Number 1910)
              (Exhibit 10.48 to 12/31/95 Form 10-K/A)

<F*>10.35     Employee Stock Incentive Program dated as of August 23, 1995 by TWA (Exhibit
              10.49 to 12/31/95 Form 10-K)

<F*>10.36     Trans World Airlines, Inc. 1995 Outside Directors' Stock Ownership and Stock
              Option Plan (Exhibit 10.51 to Registrant's Registration Statement on Form S-3, No.
              333-04977)

<F*>10.37     Letter Agreement dated July 30, 1996 between Trans World Airlines, Inc. and Robert
              A. Peiser (Exhibit 10.52 to Registrant's Registration Statement on Form S-3, No.
              333-04977)

<F*>10.38     Letter Agreement dated July 26,1996 between Trans World Airlines, Inc. and Mark J.
              Coleman (Exhibit 10.53 to Registrant's Registration Statement on Form S-3, No.
              333-04977)

<F*>10.39     Agreement dated as of September 3, 1996 between the Company and Roden A.
              Brandt (Exhibit 10.6 to 9/96 Form 10-Q)

<F*>10.40     Letter Agreement dated January 6, 1997 between the Company and Edward Soule
              (Exhibit 10.33 to 12/31/96 Form 10-K)

<F*>10.41     Agreement dated as of October 1, 1996 between the Company and Michael J.
              Palumbo (Exhibit 10.34 to 12/31/96 Form 10-K)

<F*>10.42     Agreement dated as of November 11, 1996 between the Company and Jeffrey H.
              Erickson (Exhibit 10.35 to 12/31/96 Form 10-K)

<F*>10.43     Consulting Agreement between the Company and David M. Kennedy dated as of
              June 6, 1997 (Exhibit 10.1 to 6/97 Form 10-Q)

<F*>10.44     Separation Agreement dated July 25, 1997 between the Company and Charles J.
              Thibaudeau (Exhibit 10.2 to 6/97 form 10-Q)

<F*>10.45     Agreement between the Company and Gerald L. Gitner dated as of February 12,
              1997 (Exhibit 10.1 to 9/97 Form 10-Q)

<F*>10.46.1   Pledge and Security Agreement dated as of December 9, 1997 from the Company to
              First Security Bank, National Association, as Collateral Agent, in connection with the 11 1/2% Senior Secured Notes due 2004  (Exhibit 10.46.1 to Registrant's
              Registration Statement on Form S-4, No. 333-44661)



<F*>10.46.2   Acquired Slot Trust Agreement Declaration of Trust dated as of December 9, 1997 between the Company and First Security Bank, National Association, as Slot Trustee,
              in connection with the 11 1/2% Senior Secured Notes due 2004  (Exhibit 10.46.2 to
              Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.46.3   Master Sub-License Agreement dated as of December 9, 1997 between the Company and First Security Bank, National Association, in connection with the 11 1/2% Senior
              Secured Notes due 2004 (Exhibit 10.46.3 to Registrant's Registration Statement on
              Form S-4, No. 333-44661)

<F*>10.46.4   Collateral Pledge and Security Agreement dated as of December 9, 1997 between the
              Company and First Security Bank, National Association, as Trustee, in connection with the 11 1/2% Senior Secured Notes due 2004  (Exhibit 10.46.4 to Registrant's
              Registration Statement on Form S-4, No. 333-44661)

<F*>10.47.1   Exchange Agreement dated as of June 10, 1996 between TWA and Elliott
              Associates, L.P. as amended  (Exhibit 10.1 to 9/20/96 Form 8-K)

<F*>10.47.2   Exchange Agreement dated as of June 10, 1996 between TWA and Westgate
              International, L.P., as amended  (Exhibit 10.2 to 9/20/96 Form 8-K)

<F*>10.48.1   Form of Letter Agreement between TWA and executive officers  (continuing employment) (Exhibit 10.1 to 3/97 Form 10-Q)

<F*>10.48.2   Form of Letter Agreement between TWA and executive officers  (new hire)  (Exhibit
              10.2 to 3/97 Form 10-Q)

10.49         Change in Control Agreement for executive officers

10.50         Termination Agreement with Richard P. Magurno dated March 2, 1998

11            Statement of Computation of Per Share Earnings

12            Statement of Computation of Ratio of Earnings to Fixed Charges

21            Subsidiaries of the Registrant

23.1          Consent of KPMG Peat Marwick LLP

24            Powers of Attorney

27            Financial Data Schedule

--------------------
<F*>Incorporated by reference

                                                                    SCHEDULE II


                                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                                            VALUATION AND QUALIFYING ACCOUNTS

                                          For the Year Ended December 31, 1997,
                                            the Year Ended December 31, 1996,
                                       the Four Months Ended December 31, 1995 and
                                         the Eight Months Ended August 31, 1995
                                                  (Amounts in Thousands)

           Column A                          Column B                 Column C          Column D              Column E
---------------------------------          ------------              ----------        ----------            ----------
                                                                      Additions
                                            Balance at               Charged to                              Balance at
                                           Beginning of                Costs &                                 End of
          Description                         Period                  Expenses         Deductions              Period
---------------------------------          ------------              ----------        ----------            ----------
Year Ended December 31, 1997
 Reserves deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts                                  $12,939                 $ 2,457           $ 6,062<Fa>            $ 9,334
                                              =======                 =======           =======                =======

   Allowance for obsolescence                 $29,463                 $ 1,635           $11,922                $19,176
                                              =======                 =======           =======                =======

Year Ended December 31, 1996
 Reserves deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts                                  $13,517                 $ 8,037           $ 8,615<Fa>            $12,939
                                              =======                 =======           =======                =======

   Allowance for obsolescence                 $ 2,201                 $28,889           $ 1,627                $29,463
                                              =======                 =======           =======                =======

Four Months Ended December 31, 1995
 Reserves deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts                                  $16,155                 $   700           $ 3,338<Fa>            $13,517
                                              =======                 =======           =======                =======

   Allowance for obsolescence                 $     -                 $ 2,308           $   107                $ 2,201
                                              =======                 =======           =======                =======

Eight Months Ended August 31, 1995
 Reserves deducted from assets to
  which they apply:
   Allowance for doubtful
    accounts                                  $14,832                 $ 6,781           $  5,458<Fa>           $16,155
                                              =======                 =======           =======                =======


   Allowance for obsolescence                 $20,928                 $ 4,604           $25,532<Fb>            $     -
                                              =======                 =======           =======                =======

-----------------
<Fa> Accounts written off, less recoveries.

<Fb> Includes adjustment to eliminate allowance for obsolescence in the amount of $25,146 in connection with fresh start reporting.