Form 10-Q
period 1998-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 1998-05-15
CIK 278327

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                     ----------------------------------

                                  FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

                ---------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AS OF
                                              APRIL 30,
                    CLASS                       1998
            -----------------------      -------------------
            Common Stock, par value
            $0.01 per share                  52,118,848


In addition, as of April 30, 1998 there were 6,020,145 shares of Employee Preferred Stock outstanding.


==============================================================================

                                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                For the Three Months Ended March 31, 1998 and 1997
                                  (Amounts in Thousands Except Per Share Amounts)
                                                    (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                    1998               1997
                                                                                  --------          --------
Operating revenues:
   Passenger                                                                      $676,443          $671,845
   Freight and mail                                                                 27,444            31,489
   All other                                                                        61,502            58,972
                                                                                  --------          --------
      Total                                                                        765,389           762,306
                                                                                  --------          --------

Operating expenses:
   Salaries, wages and benefits                                                    297,784           315,308
   Earned stock compensation                                                        26,502             1,280
   Aircraft fuel and oil                                                            92,428           129,946
   Passenger sales commissions                                                      51,540            57,571
   Aircraft maintenance materials and repairs                                       34,661            43,743
   Depreciation and amortization                                                    39,181            38,770
   Operating lease rentals                                                         103,906            85,823
   Passenger food and beverages                                                     21,572            20,452
   All other                                                                       166,522           168,899
                                                                                  --------          --------
      Total                                                                        834,096           861,792
                                                                                  --------          --------

Operating loss                                                                     (68,707)          (99,486)
                                                                                  --------          --------

Other charges (credits):
   Interest expense                                                                 30,215            28,397
   Interest and investment income                                                   (4,699)           (2,951)
   Disposition of assets, gains and losses - net                                    (6,997)           (9,350)
   Other charges and credits - net                                                  (7,668)          (10,389)
                                                                                  --------          --------
      Total                                                                         10,851             5,707
                                                                                  --------          --------

Loss before income taxes and extraordinary items                                   (79,558)         (105,193)
Provision (credit) for income taxes                                                (25,418)          (35,161)
                                                                                  --------          --------

Loss before extraordinary items                                                    (54,140)          (70,032)

Extraordinary items, net of income taxes                                            (1,380)           (1,532)
                                                                                  --------          --------

Net loss                                                                           (55,520)          (71,564)

Preferred stock dividend requirements                                                5,863             3,869
                                                                                  --------          --------
Loss applicable to common shares                                                  $(61,383)         $(75,433)
                                                                                  ========          ========

Per share amounts:
   Loss before extraordinary items                                                $  (1.04)         $  (1.51)
   Extraordinary items                                                                (.02)             (.03)
                                                                                  --------          --------

Net loss                                                                          $  (1.06)         $  (1.54)
                                                                                  ========          ========

                                     See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                        March 31, 1998 and December 31, 1997
                                               (Amounts in Thousands)


                                                       ASSETS

                                                                                  March 31,        December 31,
                                                                                    1998               1997
                                                                                -----------        ------------
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $  346,134         $  237,765
   Receivables, less allowance for doubtful accounts,
      $9,149 in 1998 and $9,334 in 1997                                            252,523            176,333
   Spare parts, materials and supplies, less allowance for
      obsolescence, $16,500 in 1998 and $19,176 in 1997                             95,480             96,108
   Prepaid expenses and other                                                      166,454            122,751
                                                                                ----------         ----------
         Total                                                                     860,591            632,957
                                                                                ----------         ----------

Property:
   Property owned:
      Flight equipment                                                             520,671            569,063
      Prepayments on flight equipment                                               22,738             15,431
      Land, buildings and improvements                                              63,687             62,854
      Other property and equipment                                                  66,824             64,131
                                                                                ----------         ----------
         Total owned property                                                      673,920            711,479
      Less accumulated depreciation                                                105,151            114,921
                                                                                ----------         ----------
         Property owned-net                                                        568,769            596,558
                                                                                ----------         ----------

   Property held under capital leases:
      Flight equipment                                                             166,358            166,358
      Land, buildings and improvements                                              49,431             49,443
      Other property and equipment                                                   8,407              7,704
                                                                                ----------         ----------
         Total property held under capital leases                                  224,196            223,505
      Less accumulated amortization                                                 86,247             78,298
                                                                                ----------         ----------
         Property held under capital leases-net                                    137,949            145,207
                                                                                ----------         ----------
         Total property-net                                                        706,718            741,765
                                                                                ----------         ----------

Investments and other assets:
   Investments in affiliated companies                                             121,836            117,293
   Investments, receivables and other                                              182,522            162,969
   Routes, gates and slots-net                                                     372,349            377,691
   Reorganization value in excess of amounts allocable to identifiable
      assets-net                                                                   730,685            741,173
                                                                                ----------         ----------
         Total                                                                   1,407,392          1,399,126
                                                                                ----------         ----------

                                                                                $2,974,701         $2,773,848
                                                                                ==========         ==========


                                     See notes to consolidated financial statements

                                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                               December 31, 1997 and 1996
                                     (Amounts in Thousands Except Per Share Amounts)


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 March 31,       December 31,
                                                                                   1998              1997
                                                                                -----------      ------------
                                                                                (Unaudited)
Current liabilities:
   Current maturities of long-term debt                                         $   49,203        $   51,392
   Current obligations under capital leases                                         36,576            37,068
   Advance ticket sales                                                            315,318           223,197
   Accounts payable, principally trade                                             281,843           250,551
   Accounts payable to affiliated companies                                          6,601             6,261
   Accrued expenses:
      Employee compensation and vacations earned                                   146,506           119,572
      Contributions to retirement and pension trusts                                11,880            13,469
      Interest on debt and capital leases                                           30,767            32,018
      Taxes                                                                         17,423            14,146
      Other accrued expenses                                                       175,945           189,271
                                                                                ----------        ----------
            Total accrued expenses                                                 382,521           368,476
                                                                                ----------        ----------
            Total                                                                1,072,062           936,945
                                                                                ----------        ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                                         855,771           736,540
   Obligations under capital leases, less current obligations                      174,520           182,922
   Postretirement benefits other than pensions                                     489,750           485,787
   Noncurrent pension liabilities                                                   30,246            30,011
   Other noncurrent liabilities and deferred credits                               145,201           133,359
                                                                                ----------        ----------
            Total                                                                1,695,488         1,568,619
                                                                                ----------        ----------

Shareholder's equity:
   8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and outstanding                   39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 1,725 shares issued and
      outstanding                                                                       17                17
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      1998-6,020; 1997-6,472                                                            60                65
   Common stock, $0.01 par value; shares issued and outstanding:
      1998-51,946; 1997-51,393                                                         519               514
   Additional paid-in capital                                                      687,824           693,437
   Accumulated deficit                                                            (481,308)         (425,788)
                                                                                ----------        ----------
            Total                                                                  207,151           268,284
                                                                                ----------        ----------

                                                                                $2,974,701        $2,773,848
                                                                                ==========        ==========



                                      See notes to consolidated financial statements


                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  For the Three Months Ended March 31, 1998 and 1997
                                                (Amounts in Thousands)
                                                     (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                    1998              1997
                                                                                  --------          --------
Cash flows from operating activities:
   Net loss                                                                       $(55,520)         $(71,564)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Employee earned stock compensation                                            26,502             1,280
      Depreciation and amortization                                                 39,181            38,770
      Amortization of discount and expense on debt                                   2,758             3,556
      Extraordinary loss on extinguishment of debt                                   1,380             1,532
      Interest paid in common stock                                                     --             4,125
      Equity in undistributed earnings of affiliates not consolidated               (4,556)           (4,704)
      Revenue from Icahn ticket program                                            (38,788)          (24,202)
      Net (gains)-losses on disposition of assets                                   (6,997)           (9,350)
      Change in operating assets and liabilities:
         Decrease (increase) in:
            Receivables                                                            (65,721)          (14,684)
            Inventories                                                                 73             5,917
            Prepaid expenses and other current assets                              (37,739)          (88,961)
            Other assets                                                               811            (8,658)
      Increase (decrease) in:
            Accounts payable and accrued expenses                                   27,265            (1,787)
            Advance ticket sales                                                    85,233           104,137
            Other noncurrent liabilities and deferred credits                      (17,881)          (16,543)
                                                                                  --------          --------
               Net cash used                                                       (43,999)          (81,136)
                                                                                  --------          --------

Cash flows from investing activities:
   Proceeds from sales of property                                                  12,809            14,300
   Capital expenditures, including aircraft pre-delivery deposits                  (26,005)          (13,602)
   Net decrease (increase) in investments, receivables and other                     4,626            18,279
                                                                                  --------          --------
               Net cash provided (used)                                             (8,570)           18,977
                                                                                  --------          --------

Cash flows from financing activities:
   Net proceeds from long-term debt and warrants issued                            144,938            47,175
   Proceeds from sale and leaseback of certain aircraft and engines                 43,176                --
   Repayments on long-term debt and capital lease obligations                      (21,543)          (31,546)
   Refund due to retirement of 1967 bonds                                               --             5,318
   Cash dividends paid on preferred stock                                           (6,151)           (3,869)
   Net proceeds from exercise of  warrants and options                                 518                17
                                                                                  --------          --------
               Net cash provided                                                   160,938            17,095
                                                                                  --------          --------

   Net increase (decrease) in cash and cash equivalents                            108,369           (45,064)
   Cash and cash equivalents at beginning of period                                237,765           181,586
                                                                                  --------          --------
   Cash and cash equivalents at end of period                                     $346,134          $136,522
                                                                                  ========          ========




                                   See notes to consolidated financial statements


                                TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                   STATEMENTS OF CONSOLIDATED CASH FLOWS
                             For the Three Months Ended March 31, 1998 and 1997
                                           (Amounts in Thousands)
                                                (Unaudited)


                                     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   -------------------------
                                                                                    1998               1997
                                                                                   -------           -------
Cash paid during the period for:
   Interest                                                                        $30,215           $34,624
                                                                                   =======           =======

   Income taxes                                                                    $     4           $     6
                                                                                   =======           =======

Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft acquisition                         $    --           $37,340
                                                                                   =======           =======

   Promissory notes issued to finance aircraft predelivery payments                $ 3,182           $ 1,532
                                                                                   =======           =======

   Aircraft held for sale reclassified from Property to Investments,
      Receivables and Other                                                        $19,003           $    --
                                                                                   =======           =======

   Property acquired and obligations recorded under new capital lease
      transactions                                                                 $   703           $   373
                                                                                   =======           =======

   Exchange of long-term debt for common stock:
      Debt canceled including accrued interest,
         net of unamortized discount                                               $    --           $ 9,330
                                                                                   =======           =======

   Common Stock issued, at fair value                                              $    --           $10,862
                                                                                   =======           =======

   Extraordinary loss                                                              $    --           $ 1,532
                                                                                   =======           =======


ACCOUNTING POLICY

      For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




                  See notes to consolidated financial statements

              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998
                              (UNAUDITED)


1.  BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 25% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits).

      The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

      The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year historically producing substantially better operating results than the first and fourth quarters. Accordingly, the results for the three months ended March 31, 1998 should not be read as indicators of future results for the full year.


2.  INCOME TAXES

      The income tax benefits recorded for the three months ended March 31, 1998 and 1997 reflect quarterly effective tax rates and management's current expectation of full year 1998 pre-tax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax benefits recorded for the first quarters of 1998 and 1997 were based upon the quarterly allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.


3.  EXTRAORDINARY ITEMS

      In the three months ended March 31, 1998 the Company recorded extraordinary non-cash charges of $1.4 million related to the early extinguishment of a portion of the promissory notes issued to the Pension Benefit Guaranty Corporation (the "PBGC Notes") as a result of Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, applying approximately $35.2 million in ticket proceeds as prepayments on the PBGC Notes. Additional prepayments could arise from the election of Karabu to apply future ticket proceeds to a reduction of the PBGC Notes. Such prepayments would result in extraordinary non-cash charges related to the early extinguishment of debt.

      In the three months ended March 31, 1997 the Company consummated a series of privately negotiated exchanges with a significant holder of its 12% Senior Secured Reset Notes which resulted in the return to the Company of $10.3 million in 12% Senior Secured Reset Notes and approximately $69,000 in accrued interest thereon in exchange for the issuance of approximately 1.7 million shares of Common Stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $1.5 million in the first quarter of 1997 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges) and the carrying value of the 12% Senior Secured Reset Notes retired. During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes.


4.  LOSS PER SHARE

      In computing the loss applicable to common shares for the three months ended March 31, 1998, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of Common Stock (51.6 million for the three months ended March 31, 1998) and Employee Preferred Stock (6.3 million for the three months ended March 31, 1998) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in the three month period ended March 31, 1998 as their impact would have been anti-dilutive.

      The loss applicable to common shares for the three months ended March 31, 1997 was similarly computed with the net loss being increased by dividend requirements on the 8% Preferred Stock. In computing the related net loss per share, the loss applicable to common shares was divided by the aggregate average number of outstanding shares of Common Stock (43.1 million) and Employee Preferred Stock (5.9 million). No effect was given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock as the impact would have been anti-dilutive.


5.  PROPERTY

      In March 1998, the Company reclassified the net book value of its remaining owned L-1011 and B-747 aircraft fleet, aggregating $19.0 million, to Investments, Receivables and Other as such assets are currently held for sale.


6.  RECENT FINANCINGS

      In March 1998, the Company completed a Rule 144A/Regulation S offering of $150.0 million principal amount of 11 3/8% Senior Notes due 2006 (the
"11 3/8% Notes") resulting in net proceeds to TWA of approximately $144.9 million (net of discounts, commissions and estimated expenses). The notes represent senior unsecured obligations of the Company. The indenture contains certain covenants which, among other things, may limit (i) the incurrence of additional indebtedness or issuance of additional preferred stock, (ii) the payment of dividends on or retirement of capital stock, (iii) certain investments, (iv) certain transactions with affiliates, (v) the sale of assets and (vi) certain other transactions by or through restricted subsidiaries. The Company intends to use the net proceeds from this offering for certain capital expenditures including pre-delivery deposits on new aircraft acquisitions, and for working capital and other general corporate purposes.

      On April 21, 1998, the Company consummated a private placement of $43.2 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2003 (the "11 3/8% Secured Notes") and $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "Equity Notes"). The Company did not directly receive any cash proceeds from these transactions but rather delivered the 11 3/8% Secured Notes and the Equity Notes to the "Owner Trustee" in payment for three Boeing 767-231 ETOPS airframes and six associated engines which had an aggregate purchase price of $75.0 million, and which were previously leased to the Company. Upon termination of the operating leases for the aircraft, the Company received approximately $6.0 million relating to security and maintenance deposits previously held by the aircraft lessor.


7.  CONTINGENCIES

      There has not been any significant change in the status of the contingencies reflected in the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future financial condition or results of operations. To that extent, they are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and each is subject to risk, uncertainties and assumptions that could cause actual results to differ from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them whether as a result of new information, future events or otherwise.

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

      TWA has significantly enhanced its operational reliability and schedule integrity since the first quarter of 1997. In the first quarter of 1998, TWA continued the progress of 1997 in a number of key operational and financial areas, including on-time arrival performance, load factor growth, revenue improvement and better cost efficiency through the renewal of its fleet. While scheduled system capacity for the first quarter of 1998 decreased from the same period of 1997 as the result of the retirement of TWA's L-1011 and B-747 widebody jets, the number of revenue flight segments operated increased 5.3% during the same period. System-wide scheduled traffic also increased by 1.6% as measured in RPMs resulting in a load factor improvement of 1.7 points to 68.1% in the first quarter of 1998. TWA's operational performance also improved in the first quarter 1998 versus the first quarter 1997 in the areas of domestic on-time performance from 73.2% to 74.1% and the percentage of scheduled flights flown to completion from 96.4% to 96.7%, resulting in improved schedule reliability.

GENERAL

      The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can have a significant impact on the Company's financial results. The Company has experienced significant losses (excluding extraordinary items) on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. The airline industry has consolidated in recent years as a result of mergers, alliances and liquidations, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence. The emergence and growth of low cost, low fare carriers in domestic markets represents an intense competitive challenge for the Company, which has higher operating costs than many of such low fare carriers and fewer financial resources than many of its major competitors. In many cases, such low cost carriers have initiated or triggered price discounting. Additionally, many of the major U.S. carriers have announced plans for alliances with other major U.S. carriers. Such alliances could further intensify the competitive environment.

      In connection with the '95 Reorganization, the Company entered into new three-year labor agreements (the "'94 Labor Agreements"), which became amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the IAM with regard to the flight attendants commenced in July 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on March 27, 1998 in connection with the negotiations on the collective bargaining agreements covering flight attendants. Negotiations regarding the Company's ground employees represented by the IAM commenced in February 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering the ground employees. Negotiations on a new collective bargaining agreement with ALPA commenced in June 1997 and are also currently ongoing. While wage rates currently in effect will likely increase, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit costs reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company.

      There are a number of uncertainties relating to agreements with employees, the resolution of which could result in significant non-cash charges to future operating results of the Company. Shares granted or purchased at a discount under the employee stock incentive program (the
"ESIP") will generally result in a charge equal to the fair value of shares granted plus the discount for shares purchased at the time when such shares are earned. If the ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1997 to 2002 (the 1997 and 1998 target prices having been met) would be approximately $108.8 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at January 30, 1998. The charge for any year, however, could be substantially higher if the then market price of the Common Stock exceeds certain target prices. On February 17, 1998, the first target price of $11.00 was realized and a grant of 2% of the outstanding Common
Stock and Employee Preferred Stock will be made on July 15, 1998. Based on the current number of outstanding shares of Common Stock and Employee
Preferred Stock and taking into account a credit with respect to the Company's required contribution, the net contribution will be 1,109,722 shares. In addition, on March 4, 1998, the market price of the Company's
Common Stock exceeded the $12.10 target price for the 1998 grant for a 30-day period. As a result, the Company will be required to make an additional contribution to the relevant employee trusts of 1.5% of its Common Stock and Employee Preferred Stock on July 15, 1998. Based on the current number of outstanding shares of Common Stock and Employee Preferred Stock, that contribution would be 1,172,354 shares. As a result of the grants earned in 1998, an aggregate non-cash charge of $26.5 million was recorded in the first quarter of 1998. However, the actual number of shares and the actual charge will not be known until the shares are issued on July 15.

      Pursuant to the '92 Labor Agreements, the Company agreed, beginning in September 1998, to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in 1998. The Company has estimated the net overtime bonus owed to the IAM to be approximately $26.3 million and has reflected this amount as a liability in the Consolidated Financial Statements. Such amount reflects a reduction of approximately $10.0 million pursuant to an agreement to reduce proportionately the obligation based upon the size of the reduction of indebtedness achieved by the '95 Reorganization. The IAM, while not providing a calculation of its own, has disputed the method by which management has computed the net overtime bonus and has indicated that it believes the amount due to the IAM is much greater than the amount which has been estimated by management. TWA also entered into an agreement which provides for an adjustment to existing salary rates of labor represented employees based on the amount of the cash bonus for overtime ultimately paid to the employees represented by the IAM as described in this paragraph. The exact amount of such adjustment is not capable of being determined until the amount of the IAM bonus payment is finally determined.

      In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by IFFA have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1997 such additional compensation that would be payable pursuant to the arbitration ruling would be approximately $12.0 million. The Company denies any such obligation and is pursuing an appeal of the arbitration ruling and a court award affirming the ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees so as to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company.

      In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by ALPA whereby if the Company's flight schedule, as measured by block hours, does not exceed certain thresholds in 1996 and 1997, a defined cash payment would be made to ALPA. The defined thresholds were exceeded during the measurement periods through December 31, 1996 and no amount was therefore owed to ALPA as of that date. The Company's aggregate obligation for 1997 under the agreement was approximately $9.5 million. The Company made payments of $2.6 million in January 1998 and $6.9 million in April 1998.

      Due to the greater demand for air travel during the summer months, airline industry revenues for the third quarter of the year are generally significantly greater than revenues in the first and fourth quarters of the year and moderately greater than revenues in the second quarter of the year.
In the past, given the Company's historical dependence on summer leisure travel, TWA's results of operations have been particularly sensitive to such seasonality. While the Company, through an acceleration of its fleet renewal program and, among other things, the restructuring of its JFK operations, anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that the reduction of seasonal fluctuations in financial operating results will be realized.

      The Company's results of operations have also been impacted by numerous other factors that are not necessarily seasonal. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy; (v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements necessitating additional capital expenditures; (vii) the outcome of certain ongoing labor negotiations; and (viii) the reduction in yield due to the continued implementation of a discount ticket program entered into by the Company with Karabu in connection with the `95 Reorganization on the terms currently applied by Karabu (which terms are, in the opinion of the Company, inconsistent with and in violation of, the agreement governing such program). (See "Part II,
Item 1. Legal Proceedings.") The Company is unable to predict the potential impact of any of such uncertainties upon its future results of operations.

      Management believes that the Company benefited from the expiration on December 31, 1995 of the Ticket Tax, which imposed certain taxes including a 10% air passenger tax on tickets for domestic flights, a 6.25% air cargo tax and a $6 per person international departure tax. The Ticket Tax was reinstated on August 27, 1996 and expired again on December 31, 1996. At the end of February 1997, the Ticket Tax was reinstated effective March 7, 1997 through September 30, 1997. Congress passed tax legislation reimposing and significantly modifying the Ticket Tax, effective October 1, 1997. The legislation includes the imposition of new excise tax and significant fee tax formulas over a multiple year period, an increase in the international departure tax, the imposition of a new arrivals tax, and the extension of the Ticket Tax to cover items such as the sale of frequent flier miles. Management believes that the imposition and modification of the Ticket Tax have a negative impact on the Company, although neither the amount of such negative impact nor the benefit previously realized by its expiration can be precisely determined. However, management believes that the recent tax legislation and any other increases of the Ticket Tax will result in higher costs to the Company and/or, if passed on to consumers in the form of increased ticket prices, might have an adverse effect on passenger traffic, revenue and/or margins.

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

      TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. ("TWE") a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,                    YEAR ENDED DECEMBER 31,
                                                      ----------------------        -------------------------------------
                                                       1998            1997          1997            1996           1995
                                                      ------          ------        -------        -------        -------
TOTAL SYSTEM
Passenger revenues (millions)                         $  676          $  672        $ 2,924        $ 3,078        $ 2,836
Revenue passenger miles (millions)<F2>                 5,764           5,673         25,100         27,111         24,092
Available seat miles (millions)<F3>                    8,467           8,539         36,434         40,594         37,905
Passenger load factor<F4>                               68.1%           66.4%          68.9%          66.8%          65.7%
Passenger yield (cents)<F5>                            11.74(cents)    11.84(cents)   11.65(cents)   11.35(cents)   11.39(cents)
Passenger revenue per available seat mile
cents<F6>                                               7.99(cents)     7.87(cents)    8.03(cents)    7.58(cents)    11.39(cents)
Operating cost per available seat mile (cents)<F7>      9.36(cents)     9.88(cents)    8.98(cents)    8.76(cents)     8.12(cents)
Average daily utilization per aircraft (hours)<F8>      9.81            8.95           9.38           9.63           9.45
Aircraft in service at end of period                     181             185            185            192            188

-------------------

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



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

      For the first quarter of 1998, TWA reported an operating loss of $68.7 million and a pre-tax loss of $79.6 million including a non-cash operating expense of $26.5 million relating to a distribution to be made in July 1998 of TWA common stock to employee stock plans pursuant to the ESIP. These results compare to an operating loss of $99.5 million and a pre-tax loss of $105.2 million in the first quarter of 1997. Excluding the effect of the non-cash ESIP charge, the first quarter 1998 operating loss was $42.2 million, a 57.0% improvement over the comparable prior year operating loss of $98.2 million. After the effect of the same exclusion, the pre-tax loss of $53.1 million in the first quarter 1998 improved 48.9% over the 1997 pre-tax loss of $103.9 million. In part due to improved load factors, the Company's yield (passenger revenue per RPM) for the first quarter of 1998 decreased 0.8% to 11.74 cents versus 11.84 cents for the comparable prior year period; however, RASM increased 1.5% to 7.99 cents versus the comparable prior year period. The Company's CASM improved 5.3% to 9.36 cents for the quarter from
9.88 cents in the same period of 1997.

      In the first quarter 1998, total operating revenues of $765.4 million were $3.1 million (0.4%) greater than the comparable 1997 period. This increase occurred primarily in scheduled passenger revenues ($4.6 million), charter revenue ($1.9 million) and revenues from rental of facilities and equipment ($4.8 million). Offsetting these increases were decreases in cargo revenue ($4.0 million) due to reduced widebody capacity and revenue from contract maintenance ($1.9 million) due to the termination of an unprofitable governmental contract.

      System-wide capacity, measured by scheduled ASMs, decreased by 0.8% during the first quarter of 1998 (representing decreases in domestic and international ASMs of 0.5% and 7.1%, respectively) from the comparable period of 1997. The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. The retirement of the last B-747 aircraft from TWA's fleet occurred in February 1998, completing the retirement of the widebody jets. The number of revenue flight segments operated increased 5.3% in the first quarter 1998 compared to 1997. Passenger traffic volume, as measured by total RPMs in scheduled service for the three months ended March 31, 1998 increased 1.6%. Passenger load factors were 68.1% in the first quarter of 1998 compared to 66.4% in the same period of 1997.

      Reflecting the Company's continued efforts to improve operating efficiency and reduce operating costs, operating expenses of $834.1 million in the first quarter of 1998 decreased $27.7 million (3.2%) from operating expenses of $861.8 million in the first quarter of 1997, representing a net change in the following expense groups:

      * Salary, wages and benefits of $297.8 million for the first quarter of 1998 were $17.5 million (5.6%) less than the same period in 1997, primarily due to a decrease of 2,254 in the average number of employees. The Company had an average of 22,213 full-time equivalent employees in the first quarter of 1998 as compared to 24,467 in the first quarter of 1997.

      * Earned stock compensation charges of $26.5 million for the first quarter of 1998 versus $1.3 million for the first quarter of 1997 represent the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. The 1998 charge is related to incentive shares to be issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998. The 1997 charge is related to the three month allocation of shares to the pilots' ESOP, which became fully allocated in 1997.

      * Aircraft fuel and oil expense of $92.4 million for the first quarter of 1998 was $37.5 million (28.9%) less than the expense of $129.9 million for the first quarter of 1997. Approximately $30.7 million of the decrease was due to a reduction in the average cost of fuel from 74.1 cents per gallon in the first quarter of 1997 to 55.6 cents per gallon in the first quarter of 1998 and the remaining $6.8 million decrease was due to the reduction in gallons consumed (175.5 million gallons in the first quarter of 1997 versus 166.3 million gallons in the first quarter of 1998) resulting from the replacement of B-747 and L-1011 aircraft with more fuel efficient B-757 and B-767 aircraft and a reduction in unprofitable international flying.

      * Passenger sales commission expense of $51.5 million for the first quarter of 1998 was $6.0 million (10.5%) less than the comparable period in 1997 primarily due to reductions in commissionable sales of approximately 5%, resulting in part from an increase in electronic ticketing, and a reduction in average commission rates of approximately 18%.

      * Aircraft maintenance material and repairs expense of $34.7 million for the first quarter of 1998 represented a decrease of $9.0 million (20.8%) from $43.7 million for the same period of 1997. The decrease was primarily the result of higher levels of maintenance on narrow-body aircraft during the first quarter of 1997, reduced material usage on wide-body aircraft and engines in 1998 due to the retirement of the B-747 and L-1011 fleets and a reduction in unprofitable contract maintenance work performed on both government and commercial aircraft and engines.

      * Depreciation and amortization expense increased slightly in the first quarter of 1998 compared to the same period of 1997. A $2.0 million increase in depreciation of aircraft (primarily for B-757 and B-767 fleet additions and DC-9 engine hushkitting) was offset by reduced depreciation, amortization and obsolescence provided for the B-747 and L-1011 fleets which were retired.

      * Operating lease rentals of $103.9 million for the first quarter of 1998 were $18.1 million (21.1%) more than the rentals of $85.8 million for the first quarter of 1997. Reflecting TWA's continuing fleet renewal program, the increase was primarily due to an increase in the average number of leased aircraft from 150 in the first quarter of 1997 to 160 in the comparable period of 1998, and higher lease rates attributable primarily to the addition of new B-757 and MD-80/83 aircraft to the fleet.

      * Passenger food and beverage expense of $21.6 million during the first quarter of 1998 represented an increase of $1.1 million (5.5%) from $20.5 million during the first quarter of 1997. The increase was related to a 5.6% increase in enplaned passengers.

      All other operating expenses of $166.5 million during the first quarter of 1998 decreased by $2.4 million (1.4%) from $168.9 million for the three months ended March 31, 1997. Expenses decreased in several categories including landing fees ($1.2 million), cost of parts and services sold ($2.3 million), crew accommodation expenses ($1.5 million), ground equipment maintenance ($1.3 million) and expenses related to TWA's subsidiary Getaway Vacations ($2.1 million). Offsetting these favorable variances were increased expenses in the areas of advertising ($3.9 million) and computerized reservation system fees ($3.0 million).

      Other charges (credits) were a net charge of $10.9 million for the first quarter of 1998 as compared to $5.7 million for the same period in 1997. Interest expense increased $1.8 million in the first quarter of 1998 over the first quarter of 1997 as a result of the issuance of new debt in the fourth quarter of 1997 and the first quarter of 1998, which was partially offset by a decrease in certain debt retired in 1997. Interest income increased by $1.7 million in the first quarter of 1998 primarily as a result of increased levels of invested funds. Net gains from the disposition of assets were $7.0 million in the first quarter of 1998 as compared to $9.4 million in the same period of 1997. The net gain in the first quarter of 1998 was related to the sale of certain aircraft, engines and other surplus equipment while the net gain in 1997 was related to the sale of three gates at Newark International Airport and spare flight equipment. Other charges and credits net decreased from a net credit of $10.4 million for the first quarter of 1997 to a net credit of $7.7 million for the first quarter of 1998. The change was primarily related to trade credits received in 1997 ($1.7 million) with no corresponding credits received in 1998.

      A tax benefit of $25.4 million was recorded in the first quarter of 1998 compared to a tax benefit of $35.2 million recorded in the first quarter of 1997 (see Note 2 to Consolidated Financial Statements).

      As a result of the above and excluding the effect of the non-cash ESIP charge, the Company's operating loss of $42.2 million for the three months ended March 31, 1998 improved $56.0 million from the operating loss of $98.2 million for the first quarter of 1997. Giving effect to the same exclusion, the Company had a net loss of $39.4 million for the first quarter of 1998 compared to a net loss of $70.8 million for the first quarter of 1997. The first quarter 1998 net loss included a $1.4 million non-cash extraordinary loss related to the early extinguishment of debt versus a $1.5 million non-cash extraordinary loss in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

      The Company's consolidated cash and cash equivalents balance at March
31, 1998 was $346.1 million, a $108.4 million increase from the December 31, 1997 balance of $237.8 million. The net increase in cash and cash equivalents during the first quarter of 1998 was due, in large part, to cash provided by financing activities of $160.9 million in 1998 versus $17.1 million in 1997. Sources of cash generated by financing activities included proceeds from the sale of notes of $144.9 million and from the sale and leaseback of 15 B-727 aircraft and one B-757 engine ($43.2 million) in 1998 and proceeds from notes and warrants issued of $47.2 million in 1997. These proceeds were partially offset by the repayment of long-term debt and capital lease obligations of $21.5 million in 1998 versus $31.5 million in 1997. Cash used by operating activities was $44.0 million in 1998 versus $81.1 million in 1997. Net discounted sales from tickets sold under the Karabu Ticket Agreement are excluded from cash flows from operating activities as the related amounts are applied as a reduction of the Icahn Loans (as defined below) and PBGC Notes. During 1998, $35.2 million has been applied as a reduction to the PBGC Notes, while in the same period of 1997, the proceeds applied as reductions to the Icahn Loans were $20.6 million. Additionally, $27.3 million in cash was generated from an increase in accounts payable and accrued expenses, primarily due to the timing of payments of certain obligations, and $85.2 million was generated by an increase in advanced ticket sales. These were offset by reductions related to increases in receivables ($65.7 million) and prepaid expenses and other current assets ($37.7 million). Cash used by investing activities was $8.6 million in 1998 compared to cash provided of $19.0 million in 1997. Components of this net change include an increase in capital expenditures (including aircraft pre-delivery payments) to $26.0 million in 1998 versus $13.6 million in 1997 and a decrease in proceeds from the sale of assets to $12.8 million in 1998 versus $14.3 million in 1997. Gross proceeds from assets sold during 1998 were $12.8 million from the sale of aircraft, engines and other surplus equipment while 1997 proceeds represented $10.0 million for three gates at Newark International Airport and $4.3 million from the sale of spare flight equipment.

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

      On June 14, 1995, the Company signed an agreement (the "Extension and Consent Agreement") with Karabu to extend the term of certain financing provided by Karabu (the "Icahn Loans") from January 8, 1995 to January 8, 2001 and to obtain the consent of Karabu and the Icahn Entities to certain modifications to the PBGC Notes.

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

      Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. The Ticket Agreement provides that no ticket may be included with an origin or destination of St. Louis, nor may any ticket include flights on other carriers. Tickets purchased by Karabu pursuant to the Ticket Agreement are required to be at fares specified in the Ticket Agreement, net to TWA, and exclusive of tax. No commissions will be paid by TWA for tickets sold under the Ticket Agreement, and TWA believes that under the applicable provisions of the Ticket Agreement, Karabu may not market or sell System Tickets through travel agents or directly to the general public. Karabu, however, has been marketing System Tickets through travel agents and directly to the general public. The Company filed suit in St. Louis County, Missouri, Circuit Court against Karabu seeking, among other things, a declaratory judgment that Karabu and other entities were violating the Ticket Agreement. The defendants filed various counterclaims against the Company. On May 7, 1998, the court denied the Company's petition and dismissed the defendant's counterclaims. The Company is currently reviewing this decision and evaluating options available to it, including a possible appeal of the Circuit Court's decision. See "Part II, Item 1. Legal Proceedings."

      Domestic Consolidator Tickets sold under the Ticket Agreement are limited to certain origin/destination city markets in which TWA has less than a 5% market share limit except for New York where there is a 10% limit.
These restricted markets will be reviewed from time to time to determine any change in TWA's market share, and other markets may be designated as necessary.

      The purchase price for the tickets purchased by Karabu had been required to either, at Karabu's option, be retained by Karabu and the amount so retained credited as prepayments against the outstanding balance of the Icahn Loans, or be paid over by Karabu to a settlement trust established in connection with the '93 Reorganization for TWA's account as prepayments on the PBGC Notes. At December 31, 1997, approximately $118.6 million of such proceeds had been applied to the principal balance of the Icahn Loans and $76.7 million had been applied to the PBGC Notes. On December 30, 1997, the Company repaid the outstanding balance of the Icahn Loans out of the proceeds of the Receivables Securitization Offering. As a result, the purchase price of tickets purchased by Karabu will be paid, at Karabu's election, either to the settlement trust for prepayments on the PBGC Notes or to TWA directly. During the first quarter of 1998, $35.2 million in ticket proceeds were applied as prepayments on the PBGC Notes.

Capital Resources

      TWA has no unused credit lines and must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. As a result of the financings consummated in the fourth quarter of 1997 and the repayment of certain debt in connection therewith, assets with an approximate appraised value of $165.0 million were released from collateral liens. Since that time, the Company has sold and subsequently leased back 15 B-727 aircraft and sold two L-1011 aircraft leaving assets with an approximate appraised value of $100.0 million free and clear of liens and encumbrances. Further pledging of these unencumbered assets, however, may be limited by negative pledge restrictions in outstanding indebtedness. Substantially all of TWA's other strategic assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.


Commitments

      In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten 757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement also provides for the purchase of up to ten additional aircraft. As of March 31, 1998, TWA had taken delivery of five purchased aircraft and had five on firm order. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. Four of the five aircraft already delivered were manufacturer financed and one was leased.
TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of four of the remaining five aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of the remaining fifth and final of such aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

      In 1997, TWA reached agreements for the acquisition, by lease, of two new Boeing 767-300ER aircraft, which were delivered to TWA in March and April, 1998. TWA plans to utilize the longer-range 300 series aircraft on its longer international and Hawaiian routes.

      TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million would be subject to forfeiture.

      The Company has entered into an agreement to acquire from the manufacturer fifteen new MD-83s. The long-term leasing arrangement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of March 31, 1998, the Company has taken delivery of seven of the MD-83 aircraft and expects to take delivery of six additional planes during 1998 and two additional planes in 1999.

      In April 1998, the Company entered into an agreement to acquire from the manufacturer 24 new MD-83 aircraft with deliveries in 1999. The Company has obtained financing commitments for long-term debt and lease financing for such aircraft. Although the Company anticipates that rental payments for such aircraft would represent a substantial financial commitment, it is not possible to accurately estimate the amount of such payments at this time.

      TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. TWA intends to comply with the transition requirements for December 31, 1998 by having 75% of its fleet meet Stage 3 requirements. By December 31, 1999, 100% of the fleet must meet
Stage 3 requirements.

      The Company has acquired three Boeing 767-231 ETOPS airframes and six accompanying engines (collectively, the "Aircraft") which the Company previously leased in exchange for the issuance of (i) $43.2 million aggregate principal amount of the 11 3/8% Secured Notes, and (ii) $31.8 million aggregate principal amount of the Equity Notes, which have a second priority security interest in the Aircraft and are convertible into shares of Common Stock.


Certain Other Capital Requirements

      Expenditures for facilities and equipment, other than aircraft, generally are not committed prior to purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance such expenditures will depend in part on TWA's financial condition at the time of commitment.

      The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which will result in a date recognition problem in the year 2000 and thereafter unless modified. The Company has completed an assessment to determine the changes needed to make its computer systems year 2000 compliant and has developed a plan to implement such changes. The Company currently expects that it will complete the necessary changes and testing in mid-1999. As of March 31, 1998, the Company estimates that the total cost to complete the remediation of its computer systems would be approximately $18.0 million.

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

                     PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Icahn Litigation

      On March 20, 1996, the Company filed a Petition (the "TWA Petition") in the Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Carl Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition alleged that the Icahn Defendants are violating the Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the Ticket Agreement to the general public. The TWA Petition sought a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also sought liquidated, compensatory and punitive damages, in addition to the Company's costs and attorney's fees. On May 7, 1998 the court denied the TWA Petition and dismissed the Icahn Defendants' counterclaims. The court concluded that the Icahn Defendants could sell discount tickets under the Ticket Agreement to any person who actually uses the ticket, including non-business travelers, and that the Icahn Defendants had not breached the Ticket Agreement. No damages were assessed in respect to either plaintiff's or defendants' petitions.

      The court's ruling could have an adverse effect on revenue, which could be significant but the impact of which will depend on a number of factors, including yield, load factors and whether any resulting incremental sales by the Icahn Defendants will be to passengers that would not otherwise have flown on TWA. The Company intends to appeal the court's ruling in its entirety and/or request that the court clarify the decision to limit its scope consistent with the reasoning set forth in the decision.

      On October 15, 1997, Karabu filed suit in New York Supreme Court, New York County, seeking a declaratory judgment that even if TWA were to pay in full the outstanding balance due on the Icahn Loans, Karabu would have no obligation to release any portion of its lien on TWA's accounts receivable and/or aircraft and engine collateral so long as the TWA Petition in the Missouri lawsuit is pending or in the event that TWA is awarded damages as a result of the TWA Petition. By stipulation of the parties in December 1997, this claim was dismissed with prejudice. On November 12, 1997, however, Karabu had amended its complaint to add a claim alleging that TWA had failed to make the appropriate payment to the PBGC in June 1997. On April 16, 1998, Karabu withdrew its complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits

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

    10.1      Termination Agreement between TWA and RODEN A. BRANDT dated February 12, 1998.

    11        Statement of computation of per share earnings

    27        Financial Data Schedule

    (b)       Reports on Form 8-K
              A report on Form 8-K dated January 28, 1998 was filed in the first quarter 1998.
              The filing reported the election of Edgar M. House as a Director, filling a vacancy, and the election of Kathleen A. Soled as Senior Vice President and
              General Counsel.

----------------------

<F*> incorporated by reference


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANS WORLD AIRLINES, INC.


Dated: May 15, 1998                 By:
                                       ------------------------------
                                             Michael J. Palumbo
                                          Senior Vice President and
                                           Chief Financial Officer