Form 10-Q
period 1998-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1998-08-14
CIK 278327

===============================================================================

                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                             --------------------------

                                      FORM 10-Q

              [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                             -------------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AS OF
            CLASS                             JULY 31, 1998
     -----------------------                -----------------
     Common Stock, par value
     $0.01 per share                           57,178,516

                                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED OPERATIONS
                            For the Three Months and Six Months Ended June 30, 1998 and 1997
                                    (Amounts in Thousands Except Per Share Amounts)
                                                      (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                  -----------------------     -------------------------
                                                                    1998           1997          1998           1997
                                                                  --------       --------     ----------     ----------
Operating revenues:
    Passenger                                                     $789,343       $740,205     $1,465,786     $1,412,050
    Freight and mail                                                25,624         31,318         53,068         62,807
    All other                                                       68,569         72,919        130,071        131,891
                                                                  --------       --------     ----------     ----------
             Total                                                 883,536        844,442      1,648,925      1,606,748
                                                                  --------       --------     ----------     ----------

Operating expenses:
    Salaries, wages and benefits                                   304,754        302,508        602,538        617,816
    Earned stock compensation                                           20          1,793         26,522          3,073
    Aircraft fuel and oil                                           88,559        117,329        180,987        247,275
    Passenger sales commissions                                     58,733         65,423        110,273        122,994
    Aircraft maintenance materials and repairs                      35,381         38,386         70,042         82,129
    Depreciation and amortization                                   39,499         36,761         78,680         75,531
    Operating lease rentals                                        110,986         88,587        214,892        174,410
    Passenger food and beverages                                    24,973         19,407         46,545         39,859
    All other                                                      175,083        168,316        341,605        337,215
                                                                  --------       --------     ----------     ----------
             Total                                                 837,988        838,510      1,672,084      1,700,302
                                                                  --------       --------     ----------     ----------

Operating income (loss)                                             45,548          5,932        (23,159)       (93,554)
                                                                  --------       --------     ----------     ----------

Other charges (credits):
    Interest expense                                                32,247         29,717         62,462         58,114
    Interest and investment income                                  (6,344)        (3,067)       (11,043)        (6,018)
    Disposition of assets, gains and losses-net                    (11,810)        (3,030)       (18,807)       (12,380)
    Other charges and credits-net                                  (18,584)        (7,427)       (26,252)       (17,816)
                                                                  --------       --------     ----------     ----------
             Total                                                  (4,491)        16,193          6,360         21,900
                                                                  --------       --------     ----------     ----------

Income (loss) before income taxes and extraordinary items           50,039        (10,261)       (29,519)      (115,454)
Provision (credit) for income taxes                                 25,289          1,734           (129)       (33,427)
                                                                  --------       --------     ----------     ----------
Income (loss) before extraordinary items                            24,750        (11,995)       (29,390)       (82,027)

Extraordinary items, net of income taxes                            (5,256)        (2,405)        (6,636)        (3,937)
                                                                  --------       --------     ----------     ----------

Net income (loss)                                                   19,494        (14,400)       (36,026)       (85,964)

Preferred stock dividend requirements                                5,863          3,869         11,726          7,738
                                                                  --------       --------     ----------     ----------
Income (loss) applicable to common shares                         $ 13,631       $(18,269)    $  (47,752)    $  (93,702)
                                                                  ========       ========     ==========     ==========

Basic earnings per share amounts:
    Earnings (loss) before extraordinary items                    $    .33       $   (.31)    $     (.71)    $    (1.80)
    Extraordinary items                                               (.09)          (.05)          (.11)          (.08)
                                                                  --------       --------     ----------     ----------
    Net income (loss)                                             $    .24       $   (.36)    $     (.82)    $    (1.88)
                                                                  ========       ========     ==========     ==========
Diluted earnings per share amounts:
    Earnings (loss) before extraordinary items                    $    .28       $   (.31)    $     (.71)    $    (1.80)
    Extraordinary items                                               (.07)          (.05)          (.11)          (.08)
                                                                  --------       --------     ----------     ----------
    Net income (loss)                                             $    .21       $   (.36)    $     (.82)    $    (1.88)
                                                                  ========       ========     ==========     ==========

See notes to consolidated financial statements

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                          June 30, 1998 and December 31, 1997
                                                 (Amounts in Thousands)


                                                         ASSETS


                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                                -----------       -------------
                                                                                (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $  374,516        $  237,765
     Receivables, less allowance for doubtful accounts,
       $10,287 in 1998 and $9,334 in 1997                                          228,909           176,333
     Spare parts, materials and supplies, less allowance for
       obsolescence, $20,005 in 1998 and $19,176 in 1997                            99,270            96,108
     Prepaid expenses and other                                                    137,576           122,751
                                                                                ----------        ----------
                     Total                                                         840,271           632,957
                                                                                ----------        ----------

Property:
     Property owned:
          Flight equipment                                                         500,948           569,063
          Prepayments on flight equipment                                           32,121            15,431
          Land, buildings and improvements                                          66,864            62,854
          Other property and equipment                                              67,062            64,131
                                                                                ----------        ----------
                Total property owned                                               666,995           711,479
          Less accumulated depreciation                                            112,846           114,921
                                                                                ----------        ----------
                Property owned-net                                                 554,149           596,558
                                                                                ----------        ----------

     Property held under capital leases:
          Flight equipment                                                         177,594           166,358
          Land, buildings and improvements                                          49,431            49,443
          Other property and equipment                                               9,063             7,704
                                                                                ----------        ----------
                Total property held under capital leases                           236,088           223,505
          Less accumulated amortization                                             89,898            78,298
                                                                                ----------        ----------
                Property held under capital leases-net                             146,190           145,207
                                                                                ----------        ----------
                     Total property-net                                            700,339           741,765
                                                                                ----------        ----------

Investments and other assets:
     Investments in affiliated companies                                           123,981           117,293
     Investments, receivables and other                                            173,705           162,969
     Routes, gates and slots-net                                                   367,007           377,691
     Reorganization value in excess of amounts allocable to identifiable
       assets-net                                                                  720,197           741,173
                                                                                ----------        ----------
                     Total                                                       1,384,890         1,399,126
                                                                                ----------        ----------

                                                                                $2,925,500        $2,773,848
                                                                                ==========        ==========

See notes to consolidated financial statements



                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                          June 30, 1998 and December 31, 1997
                                    (Amounts in Thousands Except Per Share Amounts)


                                          LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                June 30,          December 31,
                                                                                  1998                1997
                                                                               -----------       -------------
                                                                               (Unaudited)
Current liabilities:
     Current maturities of long-term debt                                      $  117,443        $   51,392
     Current obligations under capital leases                                      37,655            37,068
     Advance ticket sales                                                         297,404           223,197
     Accounts payable, principally trade                                          271,117           250,551
     Accounts payable to affiliated companies                                       6,842             6,261
     Accrued expenses:
          Employee compensation and vacations earned                              146,655           119,572
          Contributions to retirement and pension trusts                           12,241            13,469
          Interest on debt and capital leases                                      35,796            32,018
          Taxes                                                                    15,040            14,146
          Other accrued expenses                                                  163,578           189,271
                                                                               ----------        ----------
                Total accrued expenses                                            373,310           368,476
                                                                               ----------        ----------
                     Total                                                      1,103,771           936,945
                                                                               ----------        ----------

Long-term liabilities and deferred credits:
     Long-term debt, less current maturities                                      758,169           736,540
     Obligations under capital leases, less current obligations                   179,065           182,922
     Postretirement benefits other than pensions                                  492,309           485,787
     Noncurrent pension liabilities                                                30,036            30,011
     Other noncurrent liabilities and deferred credits                            140,863           133,359
                                                                               ----------        ----------
                     Total                                                      1,600,442         1,568,619
                                                                               ----------        ----------

Shareholder's equity:
     8% cumulative convertible exchangeable preferred stock,
       $50 liquidation preference; 3,869 shares issued and outstanding                 39                39
     9 1/4% cumulative convertible exchangeable preferred stock,
       $50 liquidation preference; 1,725 shares issued and outstanding                 17                17
     Employee preferred stock, $0.01 liquidation preference;
       special voting rights; shares issued and outstanding:
       1998-5,731; 1997-6,472                                                          57                65
     Common stock, $0.01 par value; shares issued and outstanding:
       1998-52,313; 1997-51,393                                                       523               514
     Additional paid-in capital                                                   682,465           693,437
     Accumulated deficit                                                         (461,814)         (425,788)
                                                                               ----------        ----------
                     Total                                                        221,287           268,284
                                                                               ----------        ----------

                                                                               $2,925,500        $2,773,848
                                                                               ==========        ==========


See notes to consolidated financial statements

                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    For the Six Months Ended June 30, 1998 and 1997
                                                 (Amounts in Thousands)
                                                      (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       --------------------------
                                                                                          1998             1997
                                                                                       --------          --------
Cash flows from operating activities:
     Net loss                                                                          $(36,026)         $(85,964)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Employee earned stock compensation                                              26,522             3,073
         Depreciation and amortization                                                   78,680            75,531
         Amortization of discount and expense on debt                                     6,128             7,398
         Extraordinary loss on extinguishment of debt                                     6,636             3,937
         Interest paid in common stock                                                        -             4,125
         Equity in undistributed earnings of affiliates not consolidated                 (6,780)           (8,846)
         Revenue from Icahn ticket program                                              (75,167)          (56,048)
         Net (gains) losses on disposition of assets                                    (18,807)          (12,380)
         Change in operating assets and liabilities:
            Decrease (increase) in:
                Receivables                                                             (46,365)          (22,096)
                Inventories                                                              (4,268)            7,685
                Prepaid expenses and other current assets                                (4,105)          (62,076)
                Other assets                                                             (7,257)          (11,133)
            Increase (decrease) in:
                Accounts payable and accrued expenses                                     7,732            28,143
                Advance ticket sales                                                     63,603            74,853
                Other noncurrent liabilities and deferred credits                       (14,254)          (17,759)
                                                                                       --------          --------
                    Net cash used                                                       (23,728)          (71,557)
                                                                                       --------          --------

Cash flows from investing activities:
     Proceeds from sales of property                                                     29,928            17,175
     Capital expenditures, including aircraft pre-delivery deposits                     (48,907)          (33,340)
     Return of pre-delivery deposits related to leased aircraft                               -            10,740
     Net decrease in investments, receivables and other                                  18,616             7,198
                                                                                       --------          --------
                    Net cash provided (used)                                               (363)            1,773
                                                                                       --------          --------

Cash flows from financing activities:
     Net proceeds from long-term debt and warrants issued                               144,938            47,175
     Proceeds from sale and leaseback of certain aircraft and engines                   160,176            12,000
     Repayments on long-term debt and capital lease obligations                        (133,245)          (66,352)
     Refund due to retirement of 1967 bonds                                                   -             5,318
     Cash dividends paid on preferred stock                                             (12,014)           (7,738)
     Net proceeds from exercise of warrants and options                                     987               444
                                                                                       --------          --------
                    Net cash (used) provided                                            160,842            (9,153)
                                                                                       --------          --------

Net increase (decrease) in cash and cash equivalents                                    136,751           (78,937)
Cash and cash equivalents at beginning of period                                        237,765           181,586
                                                                                       --------          --------
Cash and cash equivalents at end of period                                             $374,516          $102,649
                                                                                       ========          ========



See notes to consolidated financial statements



                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    For the Six Months Ended June 30, 1998 and 1997
                                                 (Amounts in Thousands)
                                                      (Unaudited)


                                           SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                       --------------------------
                                                                                        1998                1997
                                                                                       --------          --------
Cash paid during the period for:
     Interest                                                                          $ 51,148          $ 42,866
                                                                                       ========          ========

     Income taxes                                                                      $      9          $     76
                                                                                       ========          ========

Information about noncash operating, investing and financing activities:
     Promissory notes issued to finance aircraft acquisition                           $100,822          $ 74,668
                                                                                       ========          ========

     Promissory notes issued to finance aircraft predelivery payments                  $  8,516          $  3,071
                                                                                       ========          ========

     Aircraft held for sale reclassified from property to investments,
         receivables and other                                                         $ 17,470          $      -
                                                                                       ========          ========

     Property acquired and obligations recorded under new capital lease
         transactions                                                                  $ 16,406          $    619
                                                                                       ========          ========

     Exchange of long-term debt for common stock:
         Debt canceled including accrued interest, net of unamortized discount         $      -          $ 25,528
                                                                                       ========          ========

         Common Stock issued, at fair value                                            $      -          $ 29,465
                                                                                       ========          ========

         Extraordinary loss                                                            $      -          $  3,937
                                                                                       ========          ========

ACCOUNTING POLICY

      For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


See notes to consolidated financial statements

                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 25% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits).

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented.
Accordingly, the results for the three months and six months ended June 30, 1998 should not be read as indicators of future results for the full year.


2.  INCOME TAXES

     The income tax provisions/benefits recorded for the three and six month periods ended June 30, 1998 and 1997 reflect quarterly effective tax rates and management's current expectation of full year 1998 pre-tax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax provisions/benefits recorded for the first two quarters of 1998 and 1997 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.


3.  EXTRAORDINARY ITEMS

     In the six months ended June 30, 1998 the Company recorded extraordinary non-cash charges of $6.6 million related to the early extinguishment of a portion of the promissory notes issued to the Pension Benefit Guaranty Corporation (the "PBGC Notes") as a result of Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, applying approximately $68.9 million in ticket proceeds as prepayments on the PBGC Notes.

Additional prepayments could arise from the election of Karabu to apply future ticket proceeds to a reduction of the PBGC Notes. Such prepayments would result in extraordinary non-cash charges related to the early extinguishment of debt.

     In the six months ended June 30, 1997 the Company continued a series of privately negotiated exchanges with a significant holder of its 12% Senior Secured Reset Notes which resulted in the return to the Company of $27.3 million in 12% Senior Secured Reset Notes and approximately $742,900 in accrued interest thereon in exchange for the issuance of approximately 3.9 million shares of Common Stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $3.9 million in the first six months of 1997 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges) and the carrying value of the 12% Senior Secured Reset Notes retired. During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes.


4.  INCOME (LOSS) PER SHARE

     The income applicable to common shares for the three months and the loss applicable to common shares for the six months ended June 30, 1998 have been decreased/(increased) by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related basic earnings/(loss) per share, the amounts applicable to common shares have been divided by the aggregate average number of outstanding shares of Common Stock (52.1 million and 51.9 million for the three months and six months ended June 30, 1998, respectively) and Employee Preferred Stock (5.9 million and 6.1 million for the three months and six months ended June 30, 1998 respectively) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. Diluted earnings per share amounts for the three months ended June 30, 1998 give effect to potential issuances of common stock under stock options, warrants and employee compensation programs and the conversion of preferred stock and convertible debt, when the effect is dilutive. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in diluted earnings per share amounts in the six month period ended June 30, 1998 as their impact would have been anti-dilutive.

     The loss applicable to common shares for the three months and six months ended June 30, 1997 was similarly computed with the net loss being increased by dividend requirements on the 8% Preferred Stock. In computing the related basic earnings per share, the loss applicable to common shares was divided by the aggregate average number of outstanding shares of Common Stock (44.8 million and 44.0 million for the three months and six months ended June 30, 1997, respectively) and Employee Preferred Stock (6.1 million and 5.9 million for the three months and six months ended June 30, 1997, respectively). No effect was given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in diluted earnings per share amounts as the impact would have been anti-dilutive.


5.  PROPERTY AND DISPOSITION OF ASSETS

      As of June 30, 1998, the Company had reclassified the net book value of its remaining owned L-1011 and B-747 aircraft fleet to Investments, Receivables and Other as such assets have been retired from service and are currently held for sale. The net book value of such reclassified assets was approximately $17.1 million.

     During the six months ended June 30, 1998 and 1997, disposition of assets resulted in net gains of $18.8 million and $12.4 million, respectively. The gains recorded in the first six months of 1998 primarily related to the sale of B-747 and L-1011 aircraft and engines and other surplus engines which had been retired from the Company's active service. During the first six months of 1997, the gains recorded were in connection with the sale of three gates at Newark International Airport and the sale of spare flight equipment, aircraft, engines and other miscellaneous property.


6.  RECENT FINANCINGS

     On June 16, 1998, the Company consummated a private placement of $14.5 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2003 (the "10 1/4% Secured Notes") and $13.0 million principal amount of 10 1/4% Mandatory Conversion Equity Notes due 1999 (the "10 1/4% Equity Notes"). The Company did not receive any cash proceeds from these transactions but rather delivered the 10 1/4% Secured Notes and the 10 1/4% Equity Notes in payment for one Boeing 767-231 ETOPS airframe and two associated engines, which had an aggregate purchase price of $27.5 million and was previously leased to the Company. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of common stock. Upon termination of the operating lease, the Company received $1.5 million relating to a security deposit previously held by the lessor.

     On April 21, 1998, the Company consummated a private placement of $43.2 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2003 (the "11 3/8% Secured Notes") and $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes"). The Company did not receive any cash proceeds from these transactions but rather delivered the 11 3/8% Secured Notes and the April Equity Notes in payment for three Boeing 767-231 ETOPS airframes and six associated engines, which had an aggregate purchase price of $75.0 million and were previously leased to the Company. On July 7, 1998 the April Equity Notes were converted into 3,290,901 shares of common stock. Upon termination of the operating leases for the aircraft, the Company received approximately $6.0 million relating to security and maintenance deposits previously held by the aircraft lessor.


7.  CONTINGENCIES

     There has not been any significant change in the status of the contingencies reflected in the Notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II. Item 1. Legal Proceedings and the following paragraph.

     In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers International A.G. and its parent company, Windsor Inc. (collectively, "Travellers"). Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit included in "Other charges and credits-net" in the Statements of Consolidated Operations for the three months and six months ended June 30, 1998. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the PBGC Notes pursuant to a pre-existing agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future financial condition or results of operations. To that extent, they are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and each is subject to risks, uncertainties and assumptions that could cause actual results to differ from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them whether as a result of new information, future events or otherwise.

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

         The primary focus of the Company's new strategic initiatives commencing in late 1996 and continuing throughout 1997 was to reestablish TWA's operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity. These improvements were viewed as key towards improving the Company's financial results. As the initial steps in implementing this strategy, the Company temporarily reduced its flight schedule during the first quarter of 1997 to match more closely aircraft available for active service. The Company also worked to reduce the number of aircraft in maintenance backlog by increasing overtime and utilizing maintenance capacity made available by the termination of an unprofitable aircraft maintenance contract with the U.S. government. Other key initiatives which TWA began implementing in late 1996 included: (i) acceleration of the Company's fleet renewal plan; (ii) a restructuring of TWA's operations at JFK; (iii) a focus on improving productivity; (iv) implementation of a series of revenue-enhancing marketing initiatives; and (v) implementation of a number of employee-related initiatives to reinforce the Company's focus on operational performance.

         TWA has significantly enhanced its operational reliability and schedule integrity since the beginning of 1997. In the first six months of 1998, TWA continued the progress of 1997 in a number of key operational and financial areas, including load factor growth, revenue improvement and better efficiency through the renewal of its fleet. While scheduled system capacity for the first six months of 1998 decreased from the same period of 1997 as the result of the retirement of TWA's L-1011 and B-747 widebody jets, the number of revenue flight segments operated increased 2.5% during the same period. System-wide scheduled traffic also increased by 3.4% as measured in Revenue Passenger Miles (RPMs) resulting in a load factor improvement of 4.1 points to 72.3% in the first six months of 1998.

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

         In connection with TWA's '95 Reorganization, the Company entered into new three-year labor agreements (the "'94 Labor Agreements"), which became amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") with regard to the flight attendants commenced in July 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on March 27, 1998 in connection with the negotiations on the collective bargaining agreements covering flight attendants. Negotiations regarding the Company's ground employees represented by the IAM commenced in February 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering the ground employees. Negotiations on a new collective bargaining agreement with the Air Line Pilots Association, International ("ALPA") commenced in June 1997 and resulted in a tentative agreement on July 11, 1998, which is subject to ratification by the pilots union membership. While wage rates currently in effect will likely increase for all employee groups, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit costs reductions. In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company.

         There are a number of uncertainties relating to agreements with employees of the Company, the resolution of which could result in significant non-cash charges to the Company's future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Program (the "ESIP") will generally result in a charge equal to the fair market value of shares granted plus the discount for shares purchased at the time when such shares are earned. On February 17, 1998, the first target price of $11.00 was realized and therefore a grant was made on July 15, 1998 in an amount sufficient to increase the employee ownership by 2.0% based on the then outstanding amount of Common Stock and Employee Preferred Stock. In addition, on March 4, 1998, the average market price of the Company's Common Stock over a 30-day period exceeded the $12.10 target price necessary to earn the 1998 grant. As a result, on July 15, 1998, the Company made an additional contribution to the relevant employee trusts based on the then outstanding amount of its Common Stock and Employee Preferred Stock in an amount sufficient to increase the employee ownership by 1.5%. Based on the number of outstanding shares of Common Stock and Employee Preferred Stock at July 15, 1998, the aggregate contribution pursuant to the 1997 and 1998 grants was

2,377,084 shares. As a result of the grants earned in 1998, an aggregate non-cash charge was recorded in the first quarter of 1998 in the amount of $26.5 million in connection with such issuance. In addition, an aggregate non-cash charge of $1.0 million will be recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the remaining ESIP's target prices for the Common Stock are realized, the minimum aggregate charge for the years 1999 to 2002 (the 1997 and 1998 target prices having been met) would be approximately $102.6 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at July 15, 1998. The charge for any year, however, could be substantially higher if the then market price of the Common Stock exceeds certain target prices.

         Pursuant to the '92 Labor Agreements, the Company agreed, beginning in September 1998, to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount is to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The obligation is payable in three equal annual installments beginning in September 1998. The Company and the IAM have agreed that the net overtime bonus owed to the IAM is $25.5 million which amount has previously been provided for and reflected as a liability in the Consolidated Financial Statements. TWA also entered into agreements which provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in this paragraph. Management intends that the 4.814% salary adjustments will be part of any percentage increase that would be incorporated in contract amendments currently being negotiated.

         In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by the Independent Federation of Flight Attendants ("IFFA") have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1997 such additional compensation that would be payable pursuant to the arbitration ruling would be approximately $12.0 million. The Company denies any such obligation and is pursuing an appeal of the arbitration ruling and of a court award affirming the ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company.

         In connection with the '95 Reorganization, the Company entered into a letter agreement with employees represented by ALPA whereby if the Company's flight schedule, as measured by block hours, did not exceed certain thresholds in 1996 and 1997, a defined cash payment would be made to ALPA. The defined thresholds were exceeded during the measurement periods through December 31, 1996 and no amount was therefore owed to ALPA as of that date. The Company's aggregate obligation for 1997 under the agreement was approximately $9.5 million. The Company made payments of $2.6 million in January 1998 and $6.9 million in April 1998.

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

         The Company's results of operations have also been impacted by numerous other factors that are not necessarily seasonal. Among the uncertainties that might adversely impact TWA's future results of operations are: (i) competitive pricing and scheduling initiatives; (ii) the availability and cost of capital; (iii) increases in fuel and other operating costs; (iv) insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
(v) governmental limitations on the ability of TWA to service certain airports and/or foreign markets; (vi) regulatory requirements necessitating additional capital expenditures; (vii) the outcome of certain ongoing labor negotiations; and (viii) the reduction in yield due to the continued implementation of a discount ticket program entered into by the Company with Karabu in connection with the '95 Reorganization on the terms currently applied by Karabu (which terms are, in the opinion of the Company, inconsistent with and in violation of the agreement governing such program). (See "Part II, Item 1. Legal Proceedings.") The Company is unable to predict the potential impact of any of such uncertainties upon its future results of operations.

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

         The Company's ability to continue to improve its financial position and meet its financial obligations will depend upon a variety of factors, including but not limited to: significantly improved operating results, favorable domestic and international airfare pricing environments, the cost of aircraft fuel, absence of adverse general economic conditions, more effective operating cost controls and efficiencies, the Company's ability to achieve higher revenue yields, the Company's ability to finance or lease suitable replacement aircraft at reasonable rates and the Company's ability to attract new capital and maintain adequate liquidity. No assurance can be given that the Company will be successful in generating the operating results or attracting new capital required for future viability.

         TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. ("TWE"), a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                         Three Months Ended       Six Months Ended
                                              June 30,                 June 30,                  Year Ended December 31,
                                         ------------------       -------------------       ---------------------------------
                                          1998          1997       1998         1997         1997         1996         1995
                                         -------      -------     ------       -------      -------      -------      -------
TOTAL SYSTEM
Passenger revenues (millions)            $  789       $  740      $ 1,466      $ 1,412      $ 2,924      $ 3,078      $ 2,836
Revenue passenger miles (millions)<F2>    6,703        6,383       12,468       12,057       25,100       27,111       24,902
Available seat miles (millions)<F3>       8,788        9,143       17,256       17,682       36,434       40,594       37,905
Passenger load factor<F4>                  76.3%        69.8%        72.3%        68.2%        68.9%        66.8%        65.7%
Passenger yield (cents)<F5>               11.78 cents  11.60 cents  11.76 cents  11.71 cents  11.65 cents  11.35 cents  11.39 cents
Passenger revenue per available seat
miles (cents)<F6>                          8.98 cents   8.10 cents   8.49 cents   7.99 cents   8.03 cents   7.58 cents   7.48 cents
Operating cost per available seat mile
(cents)<F7>                                9.30 cents   8.92 cents   9.33 cents   9.39 cents   8.98 cents   8.76 cents   8.12 cents
Average daily utilization per aircraft
(hours)<F8>                               10.08         9.41         9.94         9.18         9.38         9.63         9.45
Aircraft in service at end of period        183          190          183          190          185          192          188

--------------
<F1> Excludes subsidiary companies.
<F2> The number of scheduled miles flown by revenue passengers.
<F3> The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
<F4> Revenue passenger miles divided by available seat miles.
<F5> Passenger revenue divided by revenue passenger miles.
<F6> Passenger revenue divided by available seat miles.
<F7> Operating expenses, excluding special charges, earned stock compensation and other nonrecurring charges, divided by available seat miles.
<F8> The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         For the second quarter of 1998, TWA reported an operating profit of $45.5 million, a $39.6 million improvement over the second quarter 1997 operating profit of $5.9 million. TWA also reported a second quarter 1998 pre-tax profit of $50.0 million, which was an improvement of $60.3 million over the 1997 pre-tax loss of $10.3 million. The Company's yield (passenger revenue per RPM) for the second quarter of 1998 increased 1.6% to 11.78 cents versus 11.60 cents for the comparable prior year period. In part due to improved load factors, the Company's RASM increased 10.9% to 8.98 cents versus 8.10 cents for the comparable prior year period. The Company's CASM increased 4.3% to 9.30 cents for the quarter from 8.92 cents in the same period of 1997.

         In the second quarter 1998, total operating revenues of $883.5 million were $39.1 million (4.6%) greater than $844.4 million for the comparable 1997 period. This increase occurred primarily in scheduled passenger revenues ($49.1 million). Offsetting decreases were experienced in cargo revenue ($5.7 million) primarily due to reduced widebody capacity and decreased mail volume and revenue from contract maintenance ($3.9 million) resulting from the termination of an unprofitable contract with the U.S. government.

         System-wide capacity, measured by scheduled available seat miles ("ASMs"), decreased by 3.9% during the second quarter of 1998 (representing decreases in domestic and international ASMs of 1.1% and 14.9%, respectively) from the comparable period of 1997. The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. The retirement of the last B-747 aircraft from TWA's fleet occurred in February 1998, completing the retirement of the older widebody jets. The number of revenue flight segments operated increased 0.3% in the second quarter of 1998 compared to 1997. Passenger traffic volume, as measured by total RPMs in scheduled service, for the three months ended June 30, 1998 increased 5.0%. Passenger load factors were

76.3% in the second quarter of 1998 compared to 69.8% in the same period of 1997, an improvement of 6.5 percentage points year over year.

         Operating expenses of $838.0 million in the second quarter of 1998 decreased $0.5 million (0.1%) from operating expenses of $838.5 million in the second quarter of 1997, representing a net change in the following expense groups:

         * Salary, wages and benefits of $304.8 million for the second quarter of 1998 were $2.2 million (0.7%) greater than the same period in 1997, primarily due to increased overtime costs to support operational requirements and an increase in certain employee benefits primarily post-retirement medical benefits. The Company had an average of 22,228 full-time equivalent employees in the second quarter of 1998 as compared to 23,850 in the second quarter of 1997.

         * Earned stock compensation charges were $20,000 for the second quarter of 1998 compared to $1.8 million for the second quarter of 1997. The 1997 charge is related to the three month allocation of shares to the pilots' ESOP, which became fully allocated in 1997.

         * Aircraft fuel and oil expense of $88.6 million for the second quarter of 1998 was $28.7 million (24.5%) less than the expense of $117.3 million for the second quarter of 1997. Approximately $22.3 million of the decrease was due to a reduction in the average cost of fuel from 63.8 cents per gallon in the second quarter of 1997 to
           51.0 cents per gallon in the second quarter of 1998. The remaining $6.4 million decrease was due to the reduction in gallons consumed (173.8 million gallons in the second quarter of 1998 compared to 184.0 million gallons in the second quarter of 1997) resulting from the replacement of B-747, L-1011 and B-727 aircraft with more fuel efficient B-757, B-767 and MD-80 aircraft and the elimination of unprofitable international routes.

         * Passenger sales commission expense of $58.7 million for the second quarter of 1998 was $6.7 million (10.2%) less than the comparable period in 1997 primarily due to reductions in commissionable sales of approximately 3.8%, due in part to an increase in electronic ticketing and a reduction in average commission rates of approximately 24.4% due to base commission rate decreases in October 1997 and the imposition of a commission cap in May 1998.

         * Aircraft maintenance material and repairs expense of $35.4 million for the second quarter of 1998 represented a decrease of $3.0 million (7.8%) from $38.4 million for the same period of 1997. The decrease was primarily the result of higher levels of maintenance on narrow-body aircraft during the second quarter of 1997, reduced material usage on wide-body aircraft and engines in 1998 due to the retirement of the B-747 and L-1011 fleets and a reduction in unprofitable contract maintenance work performed on both government and commercial aircraft and engines and the effect of adding new lower maintenance B-757, B-767 and MD-80 aircraft to the fleet.

         * Depreciation and amortization expense increased $2.7 million (7.3%) to $39.5 million in the second quarter of 1998 compared to $36.8 million in the same period of 1997. A $4.6 million increase in aircraft depreciation (primarily for B-757 and B-767 fleet additions and DC-9 engine hushkitting) was partially offset by reduced depreciation, amortization and obsolescence provided for the retired B-747 and L-1011 fleets and ground property and equipment.

         * Operating lease rentals of $111.0 million for the second quarter of 1998 were $22.4 million (25.3%) more than the rentals of $88.6 million for the second quarter of 1997. Reflecting TWA's continuing fleet renewal program, the increase was primarily due to an increase in the average number of leased aircraft to 160 in the second quarter of 1998 from an average of 136 in the comparable period of 1997, and higher lease rates attributable primarily to the addition of B-757 and MD-80/83 aircraft to the fleet in replacement of TWA's L-1011 and B-747 widebody aircraft and B-727 aircraft retired from its active fleet.

         * Passenger food and beverage expense of $25.0 million during the second quarter of 1998 represented an increase of $5.6 million (28.7%) from $19.4 million during the second quarter of 1997. The increase was related to a significant increase in first class enplaned passengers (48.4%) and associated improved menu offerings primarily in TWA's domestic First Class ("Trans World First") and international business ("Trans World One") services partially offset by a slight decrease in coach enplaned passengers of 4.3%.

         All other operating expenses of $175.1 million during the second quarter of 1998 increased by $6.8 million (4.0%) from $168.3 million during the second quarter of 1997. Expenses increased in several categories including travel agency computerized reservation system fees ($4.3 million) and legal fees and expenses ($2.6 million).

         Other charges (credits) were a net credit of $4.5 million for the second quarter of 1998 as compared to a net charge of $16.2 million for the same period in 1997. Interest expense increased $2.5 million in the second quarter of 1998 over the second quarter of 1997 as a result of the issuance of new debt in the fourth quarter of 1997 and the first six months of 1998, which was partially offset by a decrease in certain debt retired in 1997. Interest income increased by $3.3 million in the second quarter of 1998 primarily as a result of increased levels of invested funds. Net gains from the disposition of assets were $11.8 million in the second quarter of 1998 as compared to $3.0 million in the same period of 1997. The net gains were related primarily to the sale of certain retired, widebody aircraft, engines and other surplus equipment. Other charges and credits-net improved by $11.2 million to a net credit of $18.6 million for the second quarter of 1998 from a net credit of $7.4 million for the second quarter of 1997. In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers International A.G. and its parent company, Windsor Inc. (collectively, "Travellers"). Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit in the second quarter. After a deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the PBGC Notes pursuant to a pre-existing agreement.

         A tax provision of $25.3 million was recorded in the second quarter of 1998 compared to a provision of $1.7 million recorded in the second quarter of 1997 (see Note 2 to Consolidated Financial Statements).

         As a result of the above, the Company's operating profit of $45.5 million for the three months ended June 30, 1998 improved $39.6 million from the operating profit of $5.9 million for the second quarter of 1997. The Company had net income of $19.5 million for the second quarter of 1998 compared to a net loss of $14.4 million for the second quarter of 1997. The second quarter 1998 net income included a $5.3 million non-cash extraordinary loss versus a $2.4 million non-cash extraordinary loss in the second quarter of 1997 related to the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         For the first six months of 1998, TWA reported an operating loss of $23.2 million and a pre-tax loss of $29.5 million including a non-cash operating expense of $26.5 million relating to a distribution made in July 1998 of TWA common stock to employee stock plans pursuant to the ESIP. These results compare to an operating loss of $93.6 million and a pre-tax loss of $115.5 million in the first six months of 1997. Excluding the effects of the non-cash ESIP charge in 1998 and 1997, the six months 1998 operating profit was $3.4 million, a $93.8 million improvement over the comparable prior year operating loss of $90.5 million. After the effect of the same exclusion, the pre-tax loss of $3.0 million in the first six months of 1998 improved $109.4 million over the 1997 pre-tax loss of $112.4 million. In part due to improved load factors, the Company's yield (passenger revenue per RPM) for the first six months of 1998 increased 0.4% to 11.76 cents versus 11.71 cents for the comparable prior year period. RASM increased 6.3% to 8.49 cents versus 7.99 cents for the comparable prior year period. The Company's CASM improved 0.6% to 9.33 cents for the six months from 9.39 cents in the same period of 1997.

         In the first six months of 1998, total operating revenues of $1,648.9 million were $42.2 million (2.6%) greater than the $1,606.7 million for the comparable 1997 period. This increase occurred primarily in scheduled passenger revenues ($53.7 million) and charter revenue ($3.2 million). Offsetting decreases were experienced in cargo revenue ($9.7 million) primarily due to reduced widebody capacity and decreased mail volume and contract maintenance revenue ($5.9 million) due to the termination of an unprofitable contract with the U.S. government.

         System-wide capacity, measured by scheduled ASMs, decreased by 2.4% during the first six months of 1998 (representing decreases in domestic and international ASMs of 0.3% and 11.4%, respectively) from the comparable period of 1997. The decrease in capacity was primarily attributed to the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of unprofitable international routes. The retirement of the last B-747 aircraft from TWA's fleet occurred in February 1998, completing the retirement of the older widebody jets. The number of revenue flight segments operated increased 2.5% in the first six months of 1998 compared to 1997. Passenger traffic volume, as measured by total RPMs in scheduled service, for the six months ended June 30, 1998 increased 3.4%. Passenger load factors were 72.3% in the first six months of 1998 compared to 68.2% in the same period of 1997.

         Operating expenses of $1,672.1 million in the first six months of 1998 decreased $28.2 million (1.7%) from operating expenses of $1,700.3 million in the first six months of 1997, representing a net change in the following expense groups:

         * Salary, wages and benefits of $602.5 million for the first six months of 1998 were $15.3 million (2.5%) less than the same period in 1997, primarily due to lower staffing levels in the 1998 period. The Company had an average of 22,220 full-time equivalent employees in the first six months of 1998 as compared to 24,159 in the first six months of 1997.

         * Earned stock compensation charges of $26.5 million for the first six months of 1998 versus $3.1 million for the first six months of 1997 in each case represent the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. The 1998 charge is related to incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998. The 1997 charge is related to the six month allocation of shares to the pilots' ESOP, which became fully allocated in 1997.

         * Aircraft fuel and oil expense of $181.0 million for the first six months of 1998 was $66.3 million (26.8%) less than the expense of $247.3 million for the first six months of 1997. Approximately $53.0 million of the decrease was due to a reduction in the average cost of fuel from 68.8 cents per gallon in the first six months of 1997 to 53.3 cents per gallon in the first six months of 1998. The remaining $13.3 million decrease was due to the reduction in gallons consumed (340.1 million gallons in the first six months of 1998 compared to
               359.5 million gallons in the first six months of 1997) resulting from the replacement of B-747, L-1011 and B-727 aircraft with more fuel efficient B-757, B-767 and MD-80 aircraft and the elimination of unprofitable international routes.

         * Passenger sales commission expense of $110.3 million for the first six months of 1998 was $12.7 million (10.3%) less than the $123.0 million for the comparable period in 1997 primarily due to reductions in commissionable sales of approximately 4.4%, due in part to an increase in electronic ticketing, and a reduction in average commission rates of approximately 23.0%, resulting from a reduction in base commission rates in October 1997 and a commission cap implemented in May 1998.

         * Aircraft maintenance material and repairs expense of $70.0 million for the first six months of 1998 represented a decrease of $12.1 million (14.7%) from $82.1 million for the same period of 1997. The decrease was primarily the result of higher levels of maintenance on narrow-body aircraft during the first six months of 1997, reduced material usage on wide-body aircraft and engines in 1998 due to the retirement of the B-747 and L-1011 fleets and a reduction in unprofitable contract maintenance work performed on both government and commercial aircraft and engines and the effect of adding new lower maintenance B-757, B-767 and MD-80 aircraft to the fleet.

         * Depreciation and amortization expense increased $3.2 million (4.2%) in the first six months of 1998 to $78.7 million compared to $75.5 million in the same period of 1997. A $6.6 million increase in depreciation of aircraft (primarily for B-757 and B-767 fleet additions and DC-9 engine hushkitting) was partially offset by reduced depreciation, amortization and obsolescence provided for the B-747 and L-1011 fleets, which were retired.

         * Operating lease rentals of $214.9 million for the first six months of 1998 were $40.5 million (23.2%) more than the rentals of $174.4 million for the first six months of 1997. Reflecting TWA's continuing fleet renewal program, the increase was primarily due to an increase in the average number of leased aircraft to 155 in the first six months of 1998 from 134 in the comparable period of 1997, and higher lease rates attributable primarily to the addition of B-757 and MD-80/83 aircraft to the fleet in replacement of TWA's L-1011 and B-747 widebody aircraft retired from its active fleet.

         * Passenger food and beverage expense of $46.5 million during the first six months of 1998 represented an increase of $6.7 million (16.8%) from $39.9 million during the first six months of 1997. The increase was related to a significant increase in first class enplaned passengers (50.3%) and associated improved menu offerings primarily in TWA's domestic First Class ("Trans World First") and international business ("Trans World One") services partially offset by a slight decrease in coach enplaned passengers of 4.7%.

         All other operating expenses of $341.6 million during the first six months of 1998 increased by $4.4 million (1.3%) from $337.2 million during the first six months of 1997. Expenses increased in several categories including travel agency computerized reservation system fees ($7.3 million), legal fees and expenses ($3.9 million) and advertising ($3.7 million). Offsetting decreases occurred as a result of lower insurance premiums and uninsured losses ($4.5 million), ground maintenance materials and other supplies ($2.9 million) and expenses related to TWA's subsidiary Getaway Vacations ($2.9 million).

         Other charges (credits) were a net charge of $6.4 million for the first six months of 1998 as compared to $21.9 million for the same period in 1997. Interest expense increased $4.3 million in the first six months of 1998 over the first six months of 1997 as a result of the issuance of new debt in the fourth quarter of 1997 and the first six months of 1998, which was partially offset by a decrease in certain debt retired in 1997. Interest income increased by $5.0 million in the first six months of 1998 primarily as a result of increased levels of invested funds. Net gains from the disposition of assets were $18.8 million in the first six months of 1998 as compared to $12.4 million in the same period of 1997. The 1998 net gains primarily included the sale of certain retired, widebody aircraft, engines and other surplus equipment while the net gain in 1997 related to the sale of three gates at Newark International Airport and spare flight equipment.
Other charges and credits-net improved by $8.4 million to a net credit of $26.3 million for the first six months of 1998 from a net credit of $17.8 million for the first six months of 1997. In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers. Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit in the second quarter. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the PBGC Notes pursuant to a pre-existing agreement.

         A tax benefit of $129,000 was recorded in the first six months of 1998 compared to a benefit of $33.4 million recorded in the first six months of 1997 (see Note 2 to Consolidated Financial Statements).

         As a result of the above and excluding the effect of the non-cash ESIP charges, the Company's operating profit of $3.4 million for the six months ended June 30, 1998 improved $93.8 million from the operating loss of $90.5 million for the first six months of 1997. Giving effect to the same exclusion, the Company had a net loss of $19.8 million for the first six months of 1998 compared to a net loss of $84.1 million for the first six months of 1997. The net loss recorded in the first six months of 1998 included a $11.7 million non-cash extraordinary loss versus a $7.7 million non-cash extraordinary loss in the first six months of 1997 related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

         The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

         The Company's consolidated cash and cash equivalents balance at June 30, 1998 was $374.5 million, a $136.7 million increase from the December 31, 1997 balance of $237.8 million. The net increase in cash and cash equivalents during the first six months of 1998 was due, in large part, to cash provided by financing activities of $160.8 million in 1998 versus cash used of $9.2 million in 1997. Sources of cash generated by financing activities included proceeds from the sale of notes of $144.9 million and from the sale and leaseback of certain aircraft and engines ($160.2 million) in the first six months of 1998 and proceeds from notes and warrants issued of $47.2 million in 1997. These proceeds were partially offset by the repayment of long-term debt and capital lease obligations of $133.2 million in 1998 versus $66.4 million in 1997. Cash used by operating activities was $23.7 million in the first six months of 1998 versus $71.6 million in 1997; this improvement primarily reflects the improvement in 1998 operating results.

         Net discounted sales from tickets sold under the Karabu Ticket Agreement are excluded from cash flows from operating activities as the related amounts are applied as a reduction of certain loans provided by Karabu (the "Icahn Loans") and the PBGC Notes. During the first six months of 1998, $68.9 million has been applied as a reduction of the PBGC Notes. In the same period of 1997, the proceeds applied as reductions of the Icahn Loans were $53.7 million. On December 30, 1997, the Company repaid the outstanding balance of the Icahn Loans out of the proceeds of the Receivables Securitization Offering. As a result, the purchase price of the tickets purchased by Karabu will be paid, at Karabu's election, either to the settlement trust for prepayment of the PBGC Notes or to TWA directly.

         Cash used by investing activities was $363,000 in the first six months of 1998 compared to cash provided of $1.8 million in 1997. Components of this net change include an increase in capital expenditures (including aircraft pre-delivery payments) to $48.9 million in the first six months of 1998 versus $33.3 million in 1997. Additionally, gross proceeds from assets sold during the first six months of 1998 were $29.9 million primarily from the sale of retired, widebody aircraft, engines and other surplus equipment, while 1997 proceeds of $17.2 million represented $10.0 million for three gates at Newark International Airport and $7.2 million from the sale of spare flight equipment. Cash provided by financing activities and cash used in investing activities exclude a total of $102.5 million principal amount of notes issued by TWA in the first six months of 1998 as consideration for the purchase of aircraft.


Capital Resources

         TWA generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. TWA currently has assets with an approximate appraised value of $90.0 million free and clear of liens and encumbrances. A substantial portion of TWA's assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.


Commitments

         In February 1996, TWA executed definitive agreements providing for the operating lease of 10 new B757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years. Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten 757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. The agreement also provides for the purchase of up to ten additional aircraft. As of June 30, 1998, TWA had taken delivery of five purchased aircraft and had five on firm order. Furthermore, to the extent TWA exercises its options for additional aircraft, the Company will have the right to an equal number of additional option aircraft. Four of the five aircraft already delivered were originally manufacturer financed and one was leased. Two of the manufacturer financed aircraft were sold to, and leased back from, an aircraft lessor in June 1998; the third and fourth aircraft were sold to and leased back from the same aircraft lessor in a similar transaction in July 1998. TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of four of the remaining five aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of the remaining fifth and final of such aircraft. Such commitments are subject to, among other things, so-called material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

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

         The Company has entered into an agreement to acquire from the manufacturer 15 new MD-83s to be financed by long-term leases. The agreement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of June 30, 1998, the Company has taken delivery of seven of the MD-83 aircraft and expects to take delivery of six additional planes during 1998 and two additional planes in 1999.

         In April 1998, the Company entered into an agreement to acquire 24 new MD-83 aircraft from the manufacturer with deliveries in 1999. The Company has obtained commitments for long-term debt and lease financing for such aircraft.

         TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. TWA intends to comply with the transition requirements for December 31, 1998 by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

         In April 1998, the Company acquired three Boeing 767-231 ETOPS airframes and six accompanying engines which the Company previously leased in exchange for the issuance of (i) $43.2 million aggregate principal amount of the 11 3/8% Secured Notes, and (ii) $31.8 million aggregate principal amount of the April Equity Notes, which had a second priority security interest in the aircraft. On July 7, 1998 the April Equity Notes were converted into 3,290,901 shares of Common Stock.

         In June 1998, the Company acquired an additional Boeing 767-231
ETOPS airframe and two accompanying engines which the Company previously leased in exchange for the issuance of (i) $14.5 million aggregate principal amount of the 10 1/4% Secured Notes, and (ii) $13.0 million aggregate principal amount of the 10 1/4% Equity Notes, which had a second priority security interest in the aircraft. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of Common Stock.



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

         The Company has completed an assessment to determine the changes needed to make its computer systems, internal operating systems and equipment year 2000 compliant and has developed a plan to implement such changes. The Company currently expects that it will complete the necessary changes and testing in mid-1999. The Company estimates that the total cost to complete the remediation of its systems would be approximately $18.0 million, which is twenty-five percent of the Company's total annual Information Technology
("IT") budget. As of June 30, 1998, the Company estimates that approximately 20% of the cost to complete the remediation of its computer systems have been incurred to date. As of June 30, 1998, approximately 50% of the programs have been remediated and it is estimated that by year-end 80% will be completed. The assessments for the non-information technology related systems have been done and the cost estimates have yet to be completed. The Company expects these costs to be contained within the current operating expenses. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

         The Company is also reviewing software which was purchased from outside vendors and is evaluating its reliance on other third parties (e.g.
the Federal Aviation Administration, the Department of Transportation, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on such third parties to remediate the year 2000 issues in their systems. TWA has been informed that all mission critical systems from either internal, outside vendors or third parties have been identified, the necessary changes have been assessed and are in the process of being remediated. To insure further completeness, TWA will establish an independent testing process to insure reliability. In addition, contingency backup plans will be reviewed for each mission critical system, with the emphasis on passenger safety and then business continuity. Further, the Company has been actively participating in the industry reviews led by the Air Transport Association (ATA) and the International Air Transport Association (IATA). The Company's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.


Availability of NOLs

         The Company estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $855 million at December 31, 1997. Such NOLs expire in 2008 through 2012 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no such ownership change has occurred subsequent to the '95 Reorganization. There can be no assurance, however, that such an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the IRS and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits from substantially all of the tax net operating loss carryforwards will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

 New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and does not believe that it will have a significant effect on its results of operations or cash flows.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         ICAHN LITIGATION

         On March 20, 1996, the Company filed a Petition (the "TWA Petition") in the Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Carl Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition alleged that the
Icahn Defendants are violating the Karabu Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the Ticket Agreement to the general public. The TWA Petition sought a declaratory judgment finding that the Icahn Defendants have violated the Ticket Agreement, and also sought liquidated, compensatory and punitive damages, in addition to the Company's costs and attorney's fees. The trial of this case was completed in January 1998. On May 7, 1998 the court denied the TWA Petition and dismissed the Icahn Defendants' counterclaims. No damages were assessed in respect of either plaintiff's or defendants' petitions.

         The court's ruling could have an adverse effect on TWA's revenue, which could be significant, but the impact of which will depend on a number of factors including yield, load factors and whether any resulting incremental sales by the Icahn Defendants will be to passengers that would not otherwise have flown on TWA. The Icahn Defendants moved to amend or modify the court's ruling to include a declaratory judgment that the Icahn Defendants are permitted to sell tickets to any person for any purpose, which could include use by the purchaser's family members or friends. TWA opposed this motion and requested that the court clarify the ruling to limit its scope consistent with the reasoning set forth in the decision, specifically that the person purchasing the ticket must use the ticket (with certain enumerated exceptions) and may not purchase a ticket for any other person. The court denied both motions on June 25, 1998. TWA has appealed the denial of its motion for clarification and the court's original ruling.

         On August 11, 1997, Karabu and another entity controlled by Mr. Icahn filed suit against six senior officers of the Company in New York state court seeking damages and other relief and alleging tortious interference with prospective economic advantage based on alleged violations of the Karabu Ticket Agreement. The defendants removed this case to the United States District Court for the Southern District of New York and moved to dismiss the case on the grounds of lack of personal jurisdiction, res judicata and failure to state a claim. On August 3, 1998, the court dismissed plaintiffs' claims for lack of personal jurisdiction over the defendants.

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

         OTHER ACTIONS

         On May 31, 1998, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at

TWA's overhaul base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. This consent agreement and consent order were terminated on July 24, 1998. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. On August 19, 1997 the MDNR and the EPA approved the CMS. On February 27, 1998 MDNR notified TWA of the EPA's preliminary decision to issue a hazardous waste post-closure permit for TWA's maintenance facility, subject to public comment. Upon final approval of the permit, an additional order will be issued and the required corrective actions implemented. TWA presently estimates the cost of the corrective action activities under the existing and anticipated orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial position or results of operations based on the Company's knowledge of similar environmental sites.

         On October 22, 1991, judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. (collectively, "Travellers"). The action commenced in 1987, as subsequently amended, sought damages from TWA in excess of $60 million as a result of TWA's alleged breach of its contract with Travellers for the planning and operation of Getaway Vacations. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the '93 Reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court and claimed that the cash undertaking constituted a preference payment. Following prolonged litigation with respect to jurisdiction, the United States Supreme Court determined that the entire matter should be addressed by the bankruptcy court, and in February 1994, the bankruptcy court determined the matter in a manner favorable to TWA. Upon appeal, the District Court affirmed in part and reversed in part the bankruptcy court's decision. On January 20, 1998, the Court of Appeals for the Third Circuit reversed the District Court and affirmed the findings of the bankruptcy court. Travellers sought reconsideration by the Third Circuit which reconsideration was denied. In May 1998, the United States Supreme Court denied a writ of certiorari in the case. The cash undertaking previously posted by TWA was returned to TWA in June 1998.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      SALES OF UNREGISTERED SECURITIES

         In April 1998, the Company issued in a private placement $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes") to the owners of three used Boeing 767-231 ETOPS aircraft and six associated engines (the "April Aircraft") and to Lazard Freres & Co. ("Lazard") as partial consideration for the purchase of the April Aircraft. Lazard acted as placement agent for the transaction, which was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to
Section 4(2) of the Act. The April Equity Notes were convertible into shares of Common Stock of the Company. On July 6, 1998, a registration statement on Form S-3 (Reg. No. 333-56991) with respect to offers and sales of shares of the restricted Common Stock to be issued upon conversion of the April Equity Notes became effective. On
July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of restricted Common Stock at a price of 95% of the average of the closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days prior to conversion, which price equaled $9.663.

         In June 1998, the Company issued in a private placement $13.0 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "10 1/4% Equity Notes") to the owners of one used Boeing 767-231 ETOPS aircraft and two associated engines (collectively, the "June Aircraft") as partial consideration for the purchase of the June Aircraft. The transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. The 10 1/4% Equity Notes were convertible into shares of Common Stock of the Company. On July 10, 1998, a registration statement on Form S-3 (Reg. No. 333-58481) with respect to offers and sales of shares of the restricted Common Stock to be issued upon conversion of the 10 1/4% Equity Notes became effective. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of restricted Common Stock at the closing price of the Common Stock on the American Stock Exchange on the day prior to conversion, which price equaled $10.6875, plus interest of $7.6875 per $1,000 face amount of the 10 1/4% Equity Notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of TWA was held on May 19, 1998. The following matters were considered and acted upon at the Annual Meeting:

         1. The election of five Class I and five Class II Directors of the Company for terms ending with the 1999 Annual Meeting of Stockholders and until their successors are elected and qualified.

         The following individuals were elected Directors by the holders of the Company's Common Stock, with the number of votes cast for and withheld from each individual shown opposite their names:

NAME                              FOR                  WITHHELD
----                              ---                  --------
John W. Bachmann              43,160,984                537,958
William F. Compton            43,142,690                556,252
Eugene P. Conese              43,203,502                495,440
Gerald L. Gitner              43,136,128                562,814
Myron Kaplan                  43,209,966                488,976
Merrill A. McPeak             43,271,732                427,210
Blanche M. Touhill            43,265,398                433,544

     The following individuals were elected Directors by the holders of the Company's Employee Preferred Stock with the number of votes cast for and withheld from each individual shown opposite their names:

                                               FOR                    WITHHELD
                                               ---                    --------
IAM Preferred Stock:
--------------------

William O'Driscoll                            3,191,758                     0

ALPA Preferred Stock:
--------------------

Brent S. Miller                               1,865,494                     0

Flight Attendant Preferred Stock:
---------------------------------

Sherry L. Cooper                                962,892                     0

         The following individuals' terms of office as a Director of the Company continued after the Annual Meeting: Edgar M. House, Thomas H. Jacobsen, David
M. Kennedy, Thomas F. Meagher, G. Joseph Reddington.

         2. The ratification of the appointment of KPMG Peat Marwick LLP as independent accountants for the fiscal year ending December 31, 1998. The votes cast with regard to this proposal were as follows:

               FOR                  AGAINST                ABSTAIN
               ---                  -------                -------
           49,263,653               257,597                197,806

ITEM 5. OTHER INFORMATION

         The Commission has promulgated new Rules 14a-4c and 14a-5e with respect to when a Company may exercise discretionary voting authority at an annual meeting over a shareholder proposal when the shareholder has not requested that the proposal be included in the proxy statement, i.e., the shareholder will make the proposal at the meeting. Pursuant to the new rules and the Company's By-Laws, a stockholder's notice of business to be brought before an annual meeting must be delivered to or mailed and received at the principal executive offices of the Company not less than 60 calendar days prior to the annual meeting in order to eliminate the Company's ability to exercise discretionary voting authority with respect to a proposal not discussed in the proxy statement; provided, however, that in the event public announcement of the date of the annual meeting is not made at least 75 calendar days prior to the date of the annual meeting, notice of the stockholder to be timely must be so received not later than the close of business on the tenth calendar day following the day on which public announcement is first made of the date of the annual meeting.

         Effective August 3, 1998, James R. Jensen has been elected Senior Vice President, Maintenance and Engineering of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            <F*>2.1   -  Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Registrant's Registration Statement on Form S-4,
                         Registration Number 33-84944, as amended)

            <F*>2.2   -  Modification to Joint Plan of Reorganization, dated
                         July 14, 1995 and Supplemental Modifications to Joint Plan of
                         Reorganization dated August 2, 1995 (Exhibit 2.5 to
                         6/95 10-Q)

            <F*>2.3   -  Findings of Fact, Conclusions of Law and Order Confirming
                         Modified Joint Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)

            <F*>2.4   -  Final Decree, dated December 28, 1995, related to the '95
                         Reorganization (Exhibit 2.7 to 12/31/95 Form 10-K)

            <F*>3(i)  -  Third Amended and Restated Certificate of Incorporation of
                         the Registrant (Exhibit 3(i) to the Registrant's Registration
                         Statement on Form S-4, Registration Number 333-26645)

            <F*>3(ii) -  Amended and Restated By-Laws of Trans World Airlines, Inc.,
                         effective May 24, 1996 (Exhibit 3(ii) to 6/96 10-Q)

            <F*>4.1   -  Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust, N.A. as trustee (Exhibit 4.3 to
                         9/93 10-Q)

            <F*>4.2   -  IAM Trans World Employees' Stock Ownership Plan and related
                         Trust Agreement, dated August 31, 1993, between TWA, the IAM
                         Plan Trustee Committee and the IAM Trustee (Exhibit to 9/93
                         10-Q)

            <F*>4.3   -  IFFA Trans World Employees' Stock Ownership Plan and related
                         Trust Agreement, dated August 31, 1993, between TWA, the IFFA
                         Plan Trustee Committee and the IFFA Trustee (Exhibit 4.5 to
                         9/93 10-Q)

            <F*>4.4   -  Trans World Airlines, Inc. Employee Stock Ownership Plan,
                         dated August 31, 1993, First Amendment thereto, dated
                         October 31, 1993, and related Trust Agreement, dated
                         August 31, 1993, between TWA and the ESOP Trustee
                         (Exhibit 4.6 to 9/93 10-Q)

            <F*>4.5   -  ALPA Stock Trust, dated August 31, 1993, between TWA and the
                         ALPA Trustee (Exhibit 4.7 to 9/93 10-Q)




            <F*>4.6   -  Stockholders Agreement, dated November 3, 1993, among TWA,
                         LaSalle National Trust, N.A., as Voting Trustee and the ALPA
                         Trustee, IAM Trustee, IFFA Trustee and Other Employee Trustee
                         (each as defined therein), as amended by the Addendum to
                         Stockholders dated November 3, 1993 (Exhibit 4.8 to 9/93
                         10-Q)

            <F*>4.7   -  Registration Rights Agreement, dated November 3, 1993,
                         between TWA and the Initial Significant Holders (Exhibit 4.9 to 9/93 10-Q)

            <F*>4.8   -  Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured
                         Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

            <F*>4.9   -  Indenture between TWA and American National Bank and Trust
                         Company of Chicago, N.A., dated November 3, 1993 relating to
                         TWA's 8% Secured Notes Due 2001 (Exhibit 4.12 to 9/93 10-Q)

            <F*>4.10  -  The TWA Air Line Pilots 1995 Employee Stock Ownership Plan,
                         effective as of January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)

            <F*>4.11  -  TWA Air Line Pilots Supplemental Stock Plan, effective
                         September 1, 1994 (Exhibit 4.13 to 9/95 10-Q)

            <F*>4.12  -  TWA Air Line Pilots Supplemental Stock Plan Trust, effective
                         August 23, 1995 (Exhibit 4.14 to 9/95 10-Q)

            <F*>4.13  -  TWA Air Line Pilots Supplemental Stock Plan Custodial
                         Agreement, effective August 23, 1995 (Exhibit 4.15 to 9/95
                         10-Q)

            <F*>4.14  -  Form of Indenture relating to TWA's 8% Convertible
                         Subordinated Debentures Due 2006 (Exhibit 4.16 to Registrants
                         Registration Statement on Form S-3, No. 333-04977)

            <F*>4.15  -  Indenture dated as of March 31, 1997 between TWA and First
                         Security Bank, National Association relating to TWA's 12%
                         Senior Secured Notes due 2002 (Exhibit 4.15 to Registrant's
                         Registration Statement on Form S-4, No. 333-26645)

            <F*>4.16  -  Form of 12% Senior Secured Note due 2002 (contained in
                         Indenture filed as Exhibit 4.15)




            <F*>4.17  -  Registration Rights Agreement dated as of March 31, 1997 between the Company and the Initial Purchaser relating to the
                         12% Senior Secured Notes due 2002 and the warrants to
                         purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to
                         Registrant's Registration Statement on Form S-4,
                         No. 333-26645)

            <F*>4.18  -  Warrant Agreement dated as of March 31, 1997 between the
                         Company and American Stock Transfer & Trust Company, as
                         Warrant Agent, relating to warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.18 to Registrant's
                         Registration Statement on Form S-4, No. 333-26645)

            <F*>4.19  -  Form of Indenture relating to TWA's 9 1/4% Convertible
                         Subordinated Debentures due 2007 (Exhibit 4.19 to
                         Registrant's Registration Statement on Form S-3,
                         No. 333-44689)

            <F*>4.20  -  Registration Rights Agreement dated as of December 2, 1997 between the Company and the Initial Purchasers (Exhibit 4.20 to Registrant's Registration Statement on Form S-3,
                         No. 333-44689)

            <F*>4.21  -  Indenture dated as of December 9, 1997 by and between TWA and
                         First Security Bank, National Association, as Trustee,
                         relating to TWA's 11 1/2% Senior Secured Notes due 2004
                         (Exhibit 4.21 to Registrant's Registration Statement on
                         Form S-4, No. 333-44661)

            <F*>4.22  -  Form 11 1/2% Senior Secured Note due 2004 (contained in
                         Indenture filed as Exhibit 4.21)

            <F*>4.23  -  Registration Rights Agreement dated as of December 9, 1997 among the Company and Lazard Freres & Co. LLC and PaineWebber
                         Incorporated, as initial purchasers, relating to TWA's 11 1/2%
                         Senior Secured Notes due 2004 (Exhibit 4.23 to Registrant's
                         Registration Statement on Form S-4, No. 333-44661)

            <F*>4.24  -  Sale and Service Agreement dated as of December 30, 1997 between TWA and Constellation Finance LLC, as purchaser,
                         relating to TWA's receivables (Exhibit 4.24 to Registrant's
                         Registration Statement on Form S-4, No. 333-44661)

            <F*>4.25  -  Registration Rights Agreement dated as of March 3, 1998 between the Company and the Initial Purchaser (Exhibit 4.25 to Registrant's Registration Statement on Form S-4,
                         No. 333-59405)




            <F*>4.26  -  Indenture dated as of March 3, 1998 by and between TWA and
                         First Security Bank, National Association, as Trustee,
                         relating to TWA's 11 3/8% Senior Notes due 2006 (Exhibit 4.26 to
                         Registrant's Registration Statement on Form S-4,
                         No. 333-59405)

            <F*>4.27  -  Aircraft Sale and Note Purchase Agreement dated as of
                         April 9, 1998 among TWA, First Security Bank, National
                         Association, as Owner Trustee and Seven Sixty Seven Leasing,
                         Inc. (Exhibit No. 4.27 to Registrant's Registration Statement
                         on Form S-4, No. 333-59405)

            <F*>4.28  -  Indenture dated as of April 21, 1998 by and between TWA and
                         First Security Bank, National Association, as Trustee,
                         relating to TWA's 11 3/8% Senior Secured Notes due 2003 (Exhibit
                         No. 4.28 to Registrant's Registration Statement on Form S-4,
                         No. 333-59405)

            <F*>4.29  -  Form of 11 3/8% Senior Secured Notes due 2003 (contained as
                         Exhibit 1 to Rule 144A/Regulation S Appendix to Indenture in
                         Exhibit 4.28)

            <F*>4.30  -  Registration Rights Agreement dated as of April 21, 1998 between the Company, Lazard Freres & Co. LLC and First
                         Security Bank, National Association relating to the 11 3/8%
                         Senior Secured Notes Due 2003 (Exhibit 4.31 to Registrant's
                         Registration Statement on Form S-3, No. 333-56991)

            <F*>4.31  -  Registration Rights Agreement dated as of April 21, 1998 between the Company, Lazard Ferres & Co. LLC and First
                         Security Bank, National Association relating to the Mandatory
                         Conversion Equity Notes Due 1999 (Exhibit 4.32 to
                         Registrant's Registration Statement on Form S-3,
                         No. 333-56991)

            <F*>4.32  -  Indenture dated as of June 16, 1998 by and between TWA and
                         First Security Bank, National Association, as Trustee,
                         relating to TWA's 10 1/4% Senior Secured Notes due 2003

            <F*>4.33  -  Form of 10 1/4% Senior Secured Notes due 2003 (contained as
                         Exhibit 1 to Rule 144A/Regulation S Appendix to Indenture in
                         Exhibit 4.34)

            <F*>4.34  -  Registration Rights Agreement dated as of June 16, 1998 between the Company, Lazard Freres & Co. LLC and First
                         Security Bank, National Association relating to the 10 1/4%
                         Senior Secured Notes Due 2003

            <F*>4.35  -  Registration Rights Agreement dated as of June 16, 1998 between the Company, Lazard Freres & Co. LLC and First
                         Security Bank, National Association relating to the 10 1/4%
                         Mandatory Conversion Equity Notes Due 1999




               11    -  Statement of computation of per share earnings

               27    -  Financial Data Schedule

      (B)   REPORTS ON FORM 8-K
             No reports on Form 8-K were filed during the second quarter 1998 by the Company.


[FN]
--------------
<F*>Incorporated by reference

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANS WORLD AIRLINES, INC.


Dated: August 14, 1998              By:        /s/ Michael J. Palumbo
                                       ----------------------------------------
                                                 Michael J. Palumbo
                                             Senior Vice President and
                                              Chief Financial Officer