Form 10-Q
period 1998-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1998-11-16
CIK 278327

=========================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                      -----------------------

                             FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               OR

     [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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


           --------------------------------------------

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            OUTSTANDING AS OF
                      CLASS                 OCTOBER 30, 1998
             -----------------------        -----------------
             Common Stock, par value
             $0.01 per share                   57,702,962

=========================================================================

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                STATEMENTS OF CONSOLIDATED OPERATIONS
                 For the Three Months and Nine Months Ended September 30, 1998 and 1997
                            (Amounts in Thousands Except Per Share Amounts)
                                             (Unaudited)
                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                   -----------------------     -------------------------
                                                     1998           1997          1998           1997
                                                   --------       --------     ----------     ----------
Operating revenues:
   Passenger                                       $771,286       $799,203     $2,237,072     $2,211,253
   Freight and mail                                  22,210         32,106         75,278         94,913
   All other                                         69,662         77,072        199,733        208,963
                                                   --------       --------     ----------     ----------
       Total                                        863,158        908,381      2,512,083      2,515,129
                                                   --------       --------     ----------     ----------

Operating expenses:
   Salaries, wages and benefits                     308,559        304,344        911,097        922,160
   Earned stock compensation                          1,022          1,106         27,544          4,179
   Aircraft fuel and oil                             85,109        122,234        266,096        369,509
   Passenger sales commissions                       48,592         65,960        158,865        188,954
   Aircraft maintenance materials and repairs        35,750         27,507        105,792        109,636
   Depreciation and amortization                     37,107         36,623        115,787        112,154
   Operating lease rentals                          124,010         94,439        338,902        268,849
   Passenger food and beverages                      22,093         21,552         68,638         61,411
   All other                                        177,222        170,859        518,827        508,074
                                                   --------       --------     ----------     ----------
       Total                                        839,464        844,624      2,511,548      2,544,926
                                                   --------       --------     ----------     ----------

Operating income (loss)                              23,694         63,757            535        (29,797)
                                                   --------       --------     ----------     ----------

Other charges (credits):
   Interest expense                                  28,700         27,404         91,162         85,518
   Interest and investment income                    (7,569)        (3,465)       (19,699)       (10,512)
   Disposition of assets, gains and losses-net       (2,100)        (2,828)       (20,907)       (15,208)
   Other charges and credits-net                     (3,154)        (4,536)       (28,319)       (21,323)
                                                   --------       --------     ----------     ----------
       Total                                         15,877         16,575         22,237         38,475
                                                   --------       --------     ----------     ----------

Income (loss) before income taxes
 and extraordinary items                              7,817         47,182        (21,702)       (68,272)
Provision for income taxes                            8,740         33,906          8,611            479
                                                   --------       --------     ----------     ----------

Income (loss) before extraordinary items               (923)        13,276        (30,313)       (68,751)
Extraordinary items, net of income taxes             (4,390)        (6,985)       (11,026)       (10,922)
                                                   --------       --------     ----------     ----------

Net income (loss)                                    (5,313)         6,291        (41,339)       (79,673)
Preferred stock dividend requirements                 5,864          3,869         17,590         11,607
                                                   --------       --------     ----------     ----------
Income (loss) applicable to common shares          $(11,177)      $  2,422     $  (58,929)    $  (91,280)
                                                   ========       ========     ==========     ==========

Basic earnings per share amounts:
   Earnings (loss) before extraordinary items      $   (.11)      $    .17     $     (.80)    $    (1.54)
   Extraordinary items                                 (.07)          (.13)          (.18)          (.21)
                                                   --------       --------     ----------     ----------
   Net income (loss)                               $   (.18)      $    .04     $     (.98)    $    (1.75)
                                                   ========       ========     ==========     ==========
Diluted earnings per share amounts:
   Earnings (loss) before extraordinary items      $   (.11)      $    .17     $     (.80)    $    (1.54)
   Extraordinary items                                 (.07)          (.13)          (.18)          (.21)
                                                   --------       --------     ----------     ----------
   Net income (loss)                               $   (.18)      $    .04     $     (.98)    $    (1.75)
                                                   ========       ========     ==========     ==========


                             See notes to consolidated financial statements

                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                         September 30, 1998 and December 31, 1997
                                  (Amounts in Thousands)

                                         ASSETS

                                                               September 30,    December 31,
                                                                   1998            1997
                                                               -------------    ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                    $  314,556      $  237,765
   Receivables, less allowance for doubtful accounts,
       $10,116 in 1998 and $9,334 in 1997                          218,162         176,333
   Spare parts, materials and supplies, less allowance for
       obsolescence, $20,260 in 1998 and $19,176 in 1997            98,391          96,108
   Prepaid expenses and other                                      102,524         122,751
                                                                ----------      ----------
            Total                                                  733,633         632,957
                                                                ----------      ----------

Property:
   Property owned:
       Flight equipment                                            421,044         569,063
       Prepayments on flight equipment                              58,233          15,431
       Land, buildings and improvements                             66,877          62,854
       Other property and equipment                                 68,989          64,131
                                                                ----------      ----------
            Total property owned                                   615,143         711,479
       Less accumulated depreciation                               123,185         114,921
                                                                ----------      ----------
            Property owned-net                                     491,958         596,558
                                                                ----------      ----------

   Property held under capital leases:
       Flight equipment                                            176,094         166,358
       Land, buildings and improvements                             49,431          49,443
       Other property and equipment                                  9,262           7,704
                                                                ----------      ----------
            Total property held under capital leases               234,787         223,505
       Less accumulated amortization                                96,537          78,298
                                                                ----------      ----------
            Property held under capital leases-net                 138,250         145,207
                                                                ----------      ----------
                 Total property-net                                630,208         741,765
                                                                ----------      ----------

Investments and other assets:
   Investments in affiliated companies                             124,565         117,293
   Investments, receivables and other                              169,631         162,969
   Routes, gates and slots-net                                     361,666         377,691
   Reorganization value in excess of amounts
    allocable to identifiable assets-net                           709,708         741,173
                                                                ----------      ----------
                 Total                                           1,365,570       1,399,126
                                                                ----------      ----------

                                                                $2,729,411      $2,773,848
                                                                ==========      ==========

                         See notes to consolidated financial statements




                             TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                September 30, 1998 and December 31, 1997
                            (Amounts in Thousands Except Per Share Amounts)


                                  LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              September 30,   December 31,
                                                                                  1998            1997
                                                                              -------------   ------------
                                                                               (Unaudited)
Current liabilities:
   Current maturities of long-term debt                                        $   74,180     $   51,392
   Current obligations under capital leases                                        37,123         37,068
   Advance ticket sales                                                           245,324        223,197
   Accounts payable, principally trade                                            270,853        250,551
   Accounts payable to affiliated companies                                         7,982          6,261
   Accrued expenses:
       Employee compensation and vacations earned                                 140,227        119,572
       Contributions to retirement and pension trusts                              11,888         13,469
       Interest on debt and capital leases                                         29,703         32,018
       Taxes                                                                       13,913         14,146
       Other accrued expenses                                                     164,002        189,271
                                                                               ----------     ----------
            Total accrued expenses                                                359,733        368,476
                                                                               ----------     ----------
                 Total                                                            995,195        936,945
                                                                               ----------     ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                                        634,349        736,540
   Obligations under capital leases, less current obligations                     170,158        182,922
   Postretirement benefits other than pensions                                    494,801        485,787
   Noncurrent pension liabilities                                                  29,324         30,011
   Other noncurrent liabilities and deferred credits                              136,299        133,359
                                                                               ----------     ----------
                 Total                                                          1,464,931      1,568,619
                                                                               ----------     ----------

Shareholder's equity:
   8% cumulative convertible exchangeable preferred stock,
       $50 liquidation preference; 3,869 shares issued and outstanding                 39             39
   9 1/4% cumulative convertible exchangeable preferred stock,
       $50 liquidation preference; 1,725 shares issued and outstanding                 17             17
   Employee preferred stock, $0.01 liquidation preference;
       special voting rights; shares issued and outstanding:
       1998-6,408; 1997-6,472                                                          64             65
   Common stock, $0.01 par value; shares issued and outstanding:
       1998-57,499; 1997-51,393                                                       575            514
   Additional paid-in capital                                                     735,717        693,437
   Accumulated deficit                                                           (467,127)      (425,788)
                                                                               ----------     ----------
                 Total                                                            269,285        268,284
                                                                               ----------     ----------

                                                                               $2,729,411     $2,773,848
                                                                               ==========     ==========





                             See notes to consolidated financial statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                         For the Nine Months Ended September 30, 1998 and 1997
                                         (Amounts in Thousands)
                                              (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   1998           1997
                                                                                ---------       -------
Cash flows from operating activities:
   Net loss                                                                     $ (41,339)      $(79,673)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Employee earned stock compensation                                          27,544          4,179
       Depreciation and amortization                                              115,787        112,154
       Amortization of discount and expense on debt                                 9,908         10,905
       Extraordinary loss on extinguishment of debt                                11,026         10,922
       Interest paid in common stock                                                    -          4,125
       Equity in undistributed earnings of affiliates not consolidated             (7,348)       (10,424)
       Revenue from Icahn ticket program                                         (112,722)       (90,878)
       Net (gains) losses on disposition of assets                                (20,907)       (15,208)
       Change in operating assets and liabilities:
          Decrease (increase) in:
            Receivables                                                           (40,488)       (12,618)
            Inventories                                                            (3,738)         8,479
            Prepaid expenses and other current assets                              15,913        (34,569)
            Other assets                                                           (6,560)        (9,723)
          Increase (decrease) in:
            Accounts payable and accrued expenses                                   7,540         58,897
            Advance ticket sales                                                   25,838         20,247
            Other noncurrent liabilities and deferred credits                     (18,703)         2,228
                                                                                ---------       --------
               Net cash used                                                      (38,249)       (20,957)
                                                                                ---------       --------

Cash flows from investing activities:
   Proceeds from sales of property                                                 31,961         22,186
   Capital expenditures, including aircraft pre-delivery deposits                 (83,458)       (58,161)
   Return of pre-delivery deposits related to leased aircraft                           -         10,740
   Net decrease in investments, receivables and other                              19,040          7,632
                                                                                ---------       --------
               Net cash used                                                      (32,457)       (17,603)
                                                                                ---------       --------

Cash flows from financing activities:
   Net proceeds from long-term debt and warrants issued                           144,938         47,175
   Proceeds from sale and leaseback of certain aircraft and engines               255,176         12,000
   Repayments on long-term debt and capital lease obligations                    (236,515)       (92,867)
   Refund due to retirement of 1967 bonds                                               -          5,318
   Cash dividends paid on preferred stock                                         (17,878)       (11,607)
   Net proceeds from exercise of warrants and options                               1,776          1,520
                                                                                ---------       --------
               Net cash provided (used)                                           147,497        (38,461)
                                                                                ---------       --------

Net increase (decrease) in cash and cash equivalents                               76,791        (77,021)
Cash and cash equivalents at beginning of period                                  237,765        181,586
                                                                                ---------       --------
Cash and cash equivalents at end of period                                      $ 314,556       $104,565
                                                                                =========       ========



                             See notes to consolidated financial statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                         For the Nine Months Ended September 30, 1998 and 1997
                                         (Amounts in Thousands)
                                              (Unaudited)
                                   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -----------------------
                                                                                   1998           1997
                                                                                 --------       --------
Cash paid during the period for:
   Interest                                                                      $ 81,526       $ 74,247
                                                                                 ========       ========

   Income taxes                                                                  $     16       $     80
                                                                                 ========       ========

Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft acquisition                       $100,822       $112,121
                                                                                 ========       ========

   Promissory notes issued to finance aircraft predelivery payments              $ 15,933       $  4,654
                                                                                 ========       ========

   Aircraft held for sale reclassified from property to investments,
       receivables and other                                                     $ 15,682       $      -
                                                                                 ========       ========

   Property acquired and obligations recorded under new capital lease
       transactions                                                              $ 16,616       $    619
                                                                                 ========       ========

   Exchange of long-term debt for common stock:
       Debt canceled including accrued interest, net of unamortized discount     $ 44,900       $ 48,835
                                                                                 ========       ========

       Common Stock issued, at fair value                                        $ 44,900       $ 56,028
                                                                                 ========       ========

       Extraordinary loss                                                        $      -       $  7,193
                                                                                 ========       ========


ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


             See notes to consolidated financial statements

            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998
                            (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 26.315% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits). Effective October 2, 1998, TWA's equity interest in Worldspan increased from 24.999% to 26.315%. The increase was a result of a distribution by Worldspan to the existing owners of additional interest at no cost to the Company.

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

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. While the Company anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that the reduction of seasonal fluctuations in financial operating results will be realized. Accordingly, the results for the three months and nine months ended September 30, 1998 should not be read as indicators of results for the full year.


2.  INCOME TAXES

     The income tax provisions/benefits recorded for the three and nine month periods ended September 30, 1998 reflect quarterly effective tax rates and management's current expectation of full year 1998 pre-tax profit (loss). Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax provisions/benefits recorded for the first three quarters of 1998 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

     The tax provision recorded in the third quarter of 1997 reflected the reversal of previously recorded tax benefits due to management's expectation at that time of a taxable loss at year-end 1997 and the uncertainty of realization of the benefits of any such tax loss in future periods.


3.  EXTRAORDINARY ITEMS

     In the nine months ended September 30, 1998 and 1997, the Company recorded extraordinary non-cash charges of $11.0 million and $3.7 million, respectively, related to the early extinguishment of a portion of the promissory notes issued to the Pension Benefit Guaranty
Corporation (the "PBGC Notes") as a result of Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, applying approximately $112.1 million and $38.8 million, respectively, in ticket proceeds as prepayments on the PBGC Notes. (Additionally, during the nine months ended September 30, 1997, Karabu applied approximately $53.7 million in ticket proceeds as prepayments on certain financing provided by Karabu (the "Icahn Loans").) Further prepayments could arise from the election of Karabu to apply future ticket proceeds to a reduction of the PBGC Notes which the Company anticipates will be paid off in the fourth quarter of 1998. Such prepayments would result in extraordinary non-cash charges of $2.9 million related to the early extinguishment of the remaining PBGC Notes.

     In the nine months ended September 30, 1997, the Company continued a series of privately negotiated exchanges with a significant holder of its 12% Senior Secured Reset Notes which resulted in the return to the Company of $51.8 million in 12% Senior Secured Reset Notes and approximately $1.4 million in accrued interest thereon in exchange for the issuance of approximately 7.7 million shares of Common Stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $7.2 million in the first nine months of 1997 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of the exchanges) and the carrying value of the 12% Senior Secured Reset Notes retired. During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes.


4.  INCOME (LOSS) PER SHARE

     The losses applicable to common shares for the three months and the nine months ended September 30, 1998 have been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related basic loss per share, the amounts applicable to common shares have been divided by the aggregate average number of outstanding shares of Common Stock (56.6 million and 53.4 million for the three months and nine months ended September 30, 1998, respectively) and Employee Preferred Stock (7.4 million and 6.5 million for the three months and nine months ended September 30, 1998, respectively) which, with the exception of certain special voting rights, is the functional equivalent of Common Stock. Diluted earnings per share amounts give effect to potential issuances of Common Stock under stock options, warrants and employee compensation programs and the conversion of preferred stock and convertible debt, when the effect is dilutive. No effect has been given to stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock in diluted earnings per share amounts in the three month and nine month periods ended September 30, 1998 as their impact would have been anti-dilutive.

     In computing the income (loss) applicable to common shares for the three months and nine months ended September 30, 1997, the net income
(loss) was decreased (increased) by dividend requirements on the 8% Preferred Stock. In computing the related basic net income (loss) per share, the income (loss) applicable to common shares was divided by the average aggregate number of outstanding shares of Common Stock (49.3 million and 45.8 million for the three months and nine months ended September 30, 1997, respectively) and Employee Preferred Stock (6.8 million and 6.2 million for the three months and nine months ended September 30, 1997, respectively) which, with the exception of certain special voting rights, is the functional equivalent of

Common Stock. The effects of including the incremental shares associated with stock options, warrants or potential issuances of additional Common Stock or Employee Preferred Stock have been excluded from the computation of diluted earnings per share in the three month and nine month periods ended September 30, 1997, to the extent their effect would be anti-dilutive.


5.  PROPERTY AND DISPOSITION OF ASSETS

     As of September 30, 1998, the Company had reclassified the net book value of its remaining owned L-1011 and B-747 aircraft fleet to Investments, Receivables and Other as such assets have been retired from service and are currently held for sale. The net book value of such reclassified assets was approximately $15.7 million.

     During the nine months ended September 30, 1998 and 1997, disposition of assets resulted in net gains of $20.9 million and $15.2 million, respectively. The gains recorded in the first nine months of 1998 primarily related to the sale of L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from the Company's active service. During the first nine months of 1997, the gains recorded were in connection with the sale of three gates at Newark International Airport and the sale of spare flight equipment, aircraft, engines and other miscellaneous property.


6.  RECENT FINANCINGS

     On June 16, 1998, the Company consummated a private placement of $14.5 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2003 (the "10 1/4% Secured Notes") and $13.0 million principal amount of 10 1/4% Mandatory Conversion Equity Notes due 1999 (the
"10 1/4% Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 10 1/4% Secured Notes and the 10 1/4% Equity Notes in payment for one B-767-231 ETOPS airframe and two associated engines, which had an aggregate purchase price of $27.5 million and was previously leased to the Company. On July 13, 1998, the 10 1/4% Equity Notes were converted into 1,225,719 shares of Common Stock. Upon termination of the operating lease, the Company received $1.5 million relating to a security deposit previously held by the lessor.

     On April 21, 1998, the Company consummated a private placement of $43.2 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2003 (the "11 3/8% Secured Notes") and $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 11 3/8% Secured Notes and the April Equity Notes in payment for three B-767-231 ETOPS airframes and six associated engines, which had an aggregate purchase price of $75.0 million and were previously leased to the Company. On July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of Common Stock. Upon termination of the operating leases for the aircraft, the Company received approximately $6.0 million relating to security and maintenance deposits previously held by the lessor.


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

     In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers International A.G. and its parent company, Windsor Inc. (collectively, "Travellers"). Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit included in "Other charges and credits-net" in the Statements of Consolidated Operations for the nine months ended September 30, 1998. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the PBGC Notes pursuant to a pre-existing agreement.

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

     The Company continues to focus on implementation of new strategic initiatives to improve operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity. Implementation of key initiatives in progress include: (i) acceleration of the Company's fleet renewal plan;
(ii) a restructuring of TWA's operations at JFK; (iii) a focus on improving productivity; (iv) implementation of a series of revenue-enhancing marketing initiatives to attract higher yield business travelers; and (v) implementation of a number of employee-related initiatives to reinforce the Company's focus on operational performance.

     TWA has significantly enhanced its operational reliability and schedule integrity since the beginning of 1997. That trend continued in the third quarter of 1998 in several key areas such as load factor growth, yield and on-time performance. For the first nine months of 1998, TWA's system load factor increased by 3.2 percentage points to 72.7% from 69.5% in the same period of 1997. In the third quarter of 1998, TWA's load factor of 73.7%, while 1.7 percentage points higher than in the same prior year period, was 2.6 percentage points lower than the second quarter 1998. TWA's system yield for the first nine months of 1998 was 11.77 cents versus 11.54 cents for the same period in 1997. The third quarter 1998 system yield was 11.79 cents or .55 cents higher than the 11.24 cents for the third quarter 1997. On-time performance as reported to the Department of Transportation improved after disappointing results in July when TWA's system performance for the month was 77.5%. However, during August and September, on-time performance improved considerably to 83.5% and 87.6%, respectively, restoring TWA to the number one position in on-time performance for both months. This resulted in a third quarter 1998 performance of 82.8%, 3.3 percentage points below the third quarter 1997 performance of 86.1% when TWA achieved the number one position in on-time performance for the entire quarter.

     System capacity was down significantly year over year, due in part to the retirement of TWA's L-1011 and B-747 aircraft in the third quarter 1997 and first quarter 1998, respectively. For the nine months through September 1998, scheduled system capacity was down 5.2% with the third quarter 1998 capacity down 10.2% from a year ago. This capacity change reflects the continued planned "leveling" of TWA's seasonal schedules. Overall, revenues generated as a result of moderate year over year increases in load factor and yield for the third quarter 1998, while reflecting the Company's emphasis to improve system yield, were not sufficient to offset the decline in capacity. The Company recognizes the need to establish a better balance between yield enhancement and total revenue generation and continues to implement measures to achieve this goal.

GENERAL

     The airline industry operates in an intensely competitive environment. The industry is also cyclical due to, among other things, a close relationship of yields and traffic to general U.S. and worldwide economic conditions. Small fluctuations in Revenue per Available Seat
Mile ("RASM") and Cost per Available Seat Mile ("CASM") can have a significant impact on the Company's financial results. The Company has experienced significant operating losses on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. The airline industry has consolidated in recent years as a result of mergers, alliances and liquidations, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence. The emergence and growth of low cost, low fare carriers in domestic markets represents an intense competitive challenge for the Company, which has higher operating costs than many of such low fare carriers and fewer financial resources than many of its major competitors. In many cases, such low cost carriers have initiated or triggered price discounting. Additionally, many of the major U.S.
carriers have announced plans for alliances with other major U.S.
carriers. Such alliances could further intensify the competitive environment.

     In connection with the restructuring effected in 1995 by TWA (the "'95 Reorganization"), the Company entered into new three-year labor agreements (the "'94 Labor Agreements"), which became amendable after August 31, 1997. Negotiations on a new collective bargaining agreement with the International Association of Machinists and Aerospace Workers ("IAM") with regard to the flight attendants commenced in July 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on March 27, 1998 in connection with the negotiations on the collective bargaining agreements covering flight attendants. Negotiations regarding the Company's ground employees represented by the IAM commenced in February 1997 and are currently ongoing. At the request of the IAM, a mediator was appointed on August 6, 1997 in connection with the negotiations on the collective bargaining agreement covering the ground employees. Negotiations on a new collective bargaining agreement with the Air Line Pilots Association, International ("ALPA") commenced in June 1997 resulting in an agreement which became effective on September 1, 1998. The new contract provides for pay increases over the next four years that will result in wages for the Company's pilots improving to 90 percent of the industry average in effect prior to August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting the Company flexibility and improvements necessary to enhance its competitive position. In addition, the contract provides for distribution of either one million shares of the Company's Common Stock or $11.0 million in cash to ALPA members for distribution in four equal quarterly payments in arrears commencing in 1999. At the Company's option, each quarterly payment may be made in the form of shares or in cash.

     While wage rates currently in effect have recently increased as described herein and will likely increase for other employee groups as labor agreements are finalized, management believes that it is essential that the Company's labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. There can be no assurance that the Company will be successful in obtaining such productivity improvements or unit costs reductions.
In the opinion of management, the Company's financial resources are not as great as those of most of its competitors, and therefore, a substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company.

     There are certain indeterminable issues relating to agreements with employees of the Company, the resolution of which could result in significant non-cash charges to the Company's future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Program (the "ESIP") will generally result in a charge equal to the fair market value of shares granted plus the discount for shares purchased at the time when such shares are earned. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the remaining ESIP's target prices for the Common Stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 would be approximately $102.6 million based upon such target prices and the number of shares of Common Stock and Employee Preferred Stock outstanding at July 15, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of the Common Stock exceeds certain target prices.

     Pursuant to the '92 Labor Agreements, the Company agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount is to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels of savings. The Company and the IAM have agreed that the net overtime bonus owed to the IAM is $25.5 million, which amount has previously been provided for and reflected as a liability in the Consolidated Financial Statements. The obligation is payable in three equal annual installments, the first payment of which was made on October 15, 1998. TWA also had previously entered into agreements which provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in this paragraph. These adjustments equated to a 4.814% increase which management made effective for all employee groups on September 1, 1998 except for pilots whose contract provided for separate increases also effective September 1, 1998 and a small group of executives who did not receive the increase. Management intends that the 4.814% salary adjustments will be part of any percentage increase that would be incorporated in contract amendments currently being negotiated.


     In addition, in connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by the Independent Federation of Flight Attendants ("IFFA") have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require that the Company provide additional compensation to such employees. The Company estimates that at December 31, 1997 the additional compensation that would be payable pursuant to the arbitration ruling would be approximately $12.0 million. The Company denies any such obligation, and is pursuing an appeal of the arbitration ruling and of a court award affirming the ruling. Effective September 1, 1997, the Company also reduced the overall compensation and benefits package for non-contract employees to offset, in the Company's view, any claims by such employees previously represented by IFFA for any retroactive or prospective wage increases. As such, no liability has been recorded by the Company.

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

     Commencing in September 1998, the Company has entered into future jet fuel fixed price swaps to provide a hedging mechanism against significant increases in jet fuel prices. The Company's jet fuel hedging contracts currently provide protection against higher fuel prices with respect to a minor portion of the Company's fuel requirements over the next fifteen months.

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

     TWA's passenger traffic data, for scheduled passengers only and excluding Trans World Express, Inc. ("TWE"), a wholly-owned subsidiary of the Company that provided a commuter feed service to the Company's New York hub prior to November, 1995, are shown in the table below for the indicated periods<F1>:

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                SEPTEMBER 30,                              SEPTEMBER 30,
                                                       -------------------------------           -------------------------------
                                                            1998             1997                     1998             1997
                                                       -------------    --------------           -------------     -------------
TOTAL SYSTEM
Passenger revenues (millions)                           $  771            $  799                 $ 2,237           $ 2,211
Revenue passenger miles (millions)<F2>                   6,544             7,113                  19,012            19,169
Available seat miles (millions)<F3>                      8,882             9,885                  26,137            27,567
Passenger load factor<F4>                                 73.7%             72.0%                   72.7%             69.5%
Passenger yield (cents)<F5>                              11.79 cents       11.24 cents             11.77 cents       11.54 cents
Passenger revenue per available seat miles
(cents)<F6>                                               8.68 cents        8.08 cents              8.56 cents        8.02 cents
Operating cost per available seat mile (cents)<F7>        9.20 cents        8.30 cents              9.29 cents        8.99 cents
Average daily utilization per aircraft (hours)<F8>        9.80              9.64                    9.90              9.34
Aircraft in service at end of period                       183               186                     183               186

                                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                            1997               1996                  1995
                                                       -------------       -------------         -------------
                                                                                                  C>
TOTAL SYSTEM
Passenger revenues (millions)                          $ 2,924             $ 3,078               $ 2,836
Revenue passenger miles (millions)<F2>                  25,100              27,111                24,902
Available seat miles (millions)<F3>                     36,434              40,594                37,905
Passenger load factor<F4>                                 68.9%               66.8%                 65.7%
Passenger yield (cents)<F5>                              11.65 cents         11.35 cents           11.39 cents
Passenger revenue per available seat miles
(cents)<F6>                                               8.03 cents          7.58 cents            7.48 cents
Operating cost per available seat mile (cents)<F7>        8.98 cents          8.76 cents            8.12 cents
Average daily utilization per aircraft (hours)<F8>        9.38                9.63                  9.45
Aircraft in service at end of period                       185                 192                   188

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     For the third quarter of 1998, TWA reported an operating profit of $23.7 million, a $40.1 million decrease from the third quarter 1997 operating profit of $63.8 million. TWA also reported a third quarter 1998 pre-tax profit of $7.8 million, which was a decrease of $39.4 million from the 1997 pre-tax profit of $47.2 million. The Company's yield (passenger revenue per revenue passenger mile ("RPM")) for the third quarter of 1998 increased 4.9% to 11.79 cents versus 11.24 cents for the comparable prior year period. In part due to improved load factors, the Company's RASM improved 7.4% to 8.68 cents versus 8.08 cents for the comparable prior year period. The Company's CASM increased 10.8% to 9.20 cents for the quarter from 8.30 cents in the same period of 1997. This increase was impacted by a decline of 10.2% in capacity, slightly offset by an improvement in operating expenses of 0.6%.

     In the third quarter 1998, total operating revenues of $863.2 million were $45.2 million (5.0%) less than $908.4 million for the comparable 1997 period. This decrease occurred primarily in scheduled passenger revenues ($27.9 million). Decreases were also experienced in cargo revenues ($9.9 million) primarily due to reduced wide-body capacity and decreased mail volume. Additional decreases were recorded in contract maintenance and tour operations. The Company did benefit from additional passengers as a result of strikes at Northwest Airlines Corp. and Air Canada in the third quarter 1998, but the benefit was diminished by TWA Pilot actions during the first ten days of July 1998.

    System-wide capacity, measured by scheduled available seat miles ("ASMs"), decreased by 10.2% during the third quarter of 1998 (representing decreases in domestic and international ASMs of 4.9% and 28.6%, respectively) from the comparable period of 1997. The decrease in capacity primarily resulted from the ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of certain unprofitable international routes. The retirement of the last B-747 aircraft from TWA's fleet occurred in February

1998, completing the retirement of the older wide-body jets. Passenger traffic volume, as measured by total RPMs in scheduled service, for the three months ended September 30, 1998 decreased 8.0%. Passenger load factors were 73.7% in the third quarter of 1998 compared to 72.0% in the same period of 1997, an improvement of 1.7 percentage points year over year.

     Operating expenses of $839.5 million in the third quarter of 1998 decreased $5.1 million (0.6%) from operating expenses of $844.6 million in the third quarter of 1997, representing a net change in the following expense groups:

     * Salary, wages and benefits of $308.6 million for the third quarter of 1998 were $4.2 million (1.4%) greater than the same period in 1997, primarily due to increased overtime costs to support operational requirements, an increase in certain employee benefits, primarily post-retirement medical benefits, and company-wide salary increases effective September 1, 1998. The Company had an average of 22,036 full-time equivalent employees in the third quarter of 1998 as compared to 23,038 in the third quarter of 1997.

     * Earned stock compensation charges were $1.0 million for the third quarter of 1998 compared to $1.1 million for the third quarter of 1997. The 1998 charge was related to the issuance on July 15, 1998 of additional employee shares in accordance with the ESIP, while the 1997 charge is related to the three month allocation of shares to the pilots' ESOP, which became fully allocated in 1997.

     * Aircraft fuel and oil expense of $85.1 million for the third quarter of 1998 was $37.1 million (30.4%) less than the expense of $122.2 million for the third quarter of 1997. Approximately $23.2 million of the decrease was due to a reduction in the average cost of fuel from 62.3 cents per gallon in the third quarter of 1997 to 49.0 cents per gallon in the third quarter of 1998. The remaining $13.9 million decrease was due to the reduction in gallons consumed (173.8 million gallons in the third quarter of 1998 compared to
          196.2 million gallons in the third quarter of 1997) resulting from the replacement of B-747, L-1011 and B-727 aircraft with more fuel efficient B-757, B-767 and MD-80 aircraft and the elimination of certain unprofitable international routes.

     * Passenger sales commission expense of $48.6 million for the third quarter of 1998 was $17.4 million (26.3%) less than the comparable period in 1997 primarily due to a decrease in the percentage of domestic commissionable sales of approximately 1.3%, resulting in part from an increase in electronic ticketing. The reduction in average domestic commission rates of approximately 27.6% due to domestic base commission rate decreases in October 1997 and the imposition of a commission cap in May 1998 also contributed to the year over year decrease in commission expense.

     * Aircraft maintenance material and repairs expense of $35.8 million for the third quarter of 1998 represented an increase of $8.3 million (30.0%) from $27.5 million for the same period of 1997. The increase was primarily the result of repairs on B-767-300 engines and short term leases of MD-80 spare engines being significantly higher in the third quarter of 1998 than in the same period of 1997.

     * Depreciation and amortization expense increased $0.5 million (1.3%) to $37.1 million in the third quarter of 1998 compared to $36.6 million in the same period of 1997. Depreciation of owned aircraft increased $0.8 million primarily due to the purchase of five B-767 aircraft previously leased by TWA under operating leases from the end of 1997 through June 1998. This increase was partially offset by a reduction in depreciation resulting from the sale and leaseback of four B-757 aircraft in addition to hushkitted DC-9 engines becoming fully depreciated during the first quarter of 1998.

     * Operating lease rentals of $124.0 million for the third quarter of 1998 were $29.6 million (31.3%) more than the rentals of $94.4 million for the third quarter of 1997. Aircraft lease rentals increased $16.5 million versus 1997 reflecting additional new B-757 and MD-80 aircraft leases in 1998 which replaced older L-1011 and B-747 wide-body aircraft and B-727 aircraft retired from the fleet. The remainder of the increase ($13.1 million) was the result of increased space rentals at certain airports in addition to a non-recurring charge of $9.0 million in the third quarter of 1998 for retroactive facilities rentals.

     * Passenger food and beverage expense of $22.1 million during the third quarter of 1998 represented an increase of $0.5 million (2.5%) from $21.6 million during the third quarter of 1997. Overall, passenger boardings were down 0.7%, however, the increase in expense was related to a significant increase in first class enplaned passengers (31.7%), associated improved menu offerings primarily in TWA's domestic First Class ("Trans World First") and international business
          ("Trans World One") services partially offset by a decline in coach enplaned passengers of 5.4% and selective menu changes to mitigate the cost impact.

     All other operating expenses of $177.2 million during the third quarter of 1998 increased by $6.4 million (3.7%) from $170.8 million during the third quarter of 1997. Expenses increased in several categories including Worldspan transaction fees ($3.7 million), international navigational facility user charges ($2.6 million) and legal fees and expenses ($2.3 million), partially offset by a refund of state sales/use taxes ($3.7 million).

     Other charges (credits) were a net charge of $15.9 million for the third quarter of 1998 as compared to $16.6 million for the same period in 1997, an improvement of $0.7 million. Interest and investment income increased $4.1 million, a result of increased levels of invested funds and interest earned on a sales/use tax refund. Interest expense also increased $1.3 million as a result of the issuance of new debt in the fourth quarter of 1997 and the first six months of 1998, which was partially offset by a decrease in certain debt retired in the third and fourth quarters of 1997.

     A tax provision of $8.7 million was recorded in the third quarter of 1998 compared to a provision of $33.9 million recorded in the third quarter of 1997 (see Note 2 to Consolidated Financial Statements).

     As a result of the above, the Company's operating profit of $23.7 million for the three months ended September 30, 1998 declined $40.1 million from the operating profit of $63.8 million for the third quarter of 1997. The Company had a net loss of $5.3 million for the third quarter of 1998 compared to net income of $6.3 million for the third quarter of 1997. The third quarter results for 1998 and 1997 included non-cash extraordinary losses related to the early extinguishment of debt of $4.4 million and $7.0 million, respectively.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the first nine months of 1998, TWA reported an operating profit of $0.5 million and a pre-tax loss of $21.7 million including a non-cash operating expense of $27.5 million relating to a distribution made in July 1998 of TWA Common Stock to employee stock plans pursuant to the ESIP. These results compare to an operating loss of $29.8 million and a pre-tax loss of $68.3 million in the first nine months of 1997. Excluding the effects of the non-cash ESIP charge in 1998 and the non-cash pilots' ESOP charge in 1997, the nine months 1998 operating profit was $28.1 million, a $53.7 million improvement over the comparable prior year operating loss of $25.6 million. After the effect of the same exclusion, the pre-tax income of $5.8 million in the first nine months of 1998 improved $69.9 million over the 1997 pre-tax loss of $64.1 million. The Company's yield (passenger revenue per RPM) for the first nine months of 1998 increased 2.0% to 11.77 cents versus 11.54 cents for the comparable prior year period. In part due to improved load factors, RASM improved 6.7% to 8.56 cents versus 8.02 cents for the comparable prior year period. The Company's CASM increased 3.3% to 9.29 cents for the nine months from
8.99 cents in the same period of 1997. This increase was impacted by a decline of 5.2% in capacity, slightly offset by an improvement in operating expenses of 1.3%.

     In the first nine months of 1998, total operating revenues of $2,512.1 million were $3.0 million (0.1%) less than the $2,515.1 million for the comparable 1997 period. Decreases occurred in cargo revenue ($19.6 million) primarily due to reduced wide-body aircraft capacity and decreased mail volume, contract maintenance revenue ($7.5 million) due to the termination of an unprofitable governmental contract with the U.S. government and tour operations revenue ($4.4 million). Offsetting increases occurred in scheduled passenger revenues ($25.8 million) and charter revenues ($4.4 million).

     System-wide capacity, measured by scheduled ASMs, decreased by 5.2% during the first nine months of 1998 (representing decreases in domestic and international ASMs of 1.9% and 18.2%, respectively) from the comparable period of 1997. The decrease in capacity was primarily the result of ongoing replacement of B-747 and L-1011 aircraft with smaller B-767 and B-757 aircraft and the elimination of certain unprofitable international routes. The retirement of the last B-747 aircraft from TWA's fleet occurred in February 1998, completing the retirement of the older wide-body jets. Passenger traffic volume, as measured by total RPMs in scheduled service, for the nine months ended September 30, 1998 decreased 0.8%. Passenger load factors were 72.7% in the first nine months of 1998 compared to 69.5% in the same period of 1997.

     Operating expenses of $2,511.5 million in the first nine months of 1998 decreased $33.4 million (1.3%) from operating expenses of $2,544.9 million in the first nine months of 1997, representing a net change in the following expense groups:

     * Salary, wages and benefits of $911.1 million for the first nine months of 1998 were $11.1 million (1.2%) less than the same period in 1997, primarily due to lower staffing levels in the 1998 period which was offset in part by increased overtime and company-wide salary increases effective September 1, 1998. The Company had an average of 22,159 full-time equivalent employees in the first nine months of 1998 as compared to 23,785 in the first nine months of 1997.

     * Earned stock compensation charges of $27.5 million for the first nine months of 1998 versus $4.2 million for the first nine months of 1997 represent the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the '95 Reorganization. The 1998 charge is related to incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998. The 1997 charge is related to the nine month allocation of shares to the pilots' ESOP, which became fully allocated in 1997.

     * Aircraft fuel and oil expense of $266.1 million for the first nine months of 1998 was $103.4 million (28.0%) less than the expense of $369.5 million for the first nine months of 1997. Approximately $75.6 million of the decrease was due to a reduction in the average cost of fuel from 66.5 cents per gallon in the first nine months of 1997 to 51.8 cents per gallon in the first nine months of 1998. The remaining $27.8 million decrease was due to the reduction in gallons consumed (514.0 million gallons in the first nine months of 1998 compared to 555.7 million gallons in the first nine months of 1997) resulting from the replacement of B-747, L-1011 and B-727 aircraft with more fuel efficient B-757, B-767 and MD-80 aircraft and the elimination of certain unprofitable international routes.

     * Passenger sales commission expense of $158.9 million for the first nine months of 1998 was $30.1 million (15.9%) less than the $189.0 million for the comparable period in 1997 primarily due to a decrease in the percentage of domestic commissionable sales of approximately 3.4%, resulting in part from an increase in electronic ticketing. The reduction in average domestic commission rates of approximately 22.5% due to a reduction in domestic base commission rates in October 1997 and a commission cap implemented in May 1998 also contributed to the year over year decrease in commission expense.

     * Aircraft maintenance material and repairs expense of $105.8 million for the first nine months of 1998 represented a decrease of $3.8 million (3.5%) from $109.6 million for the same period of 1997. The decrease was primarily the result of higher levels of maintenance on narrow-body aircraft during the first nine months of 1997, reduced material usage on wide-body aircraft and engines in 1998 due to the retirement of the B-747 and L-1011 fleets, a reduction in unprofitable contract maintenance work performed on both government and commercial aircraft and engines, and the effect of adding new lower maintenance B-757, B-767 and MD-80 aircraft to the fleet.

     * Depreciation and amortization expense increased $3.6 million (3.2%) in the first nine months of 1998 to $115.8 million compared to $112.2 million in the same period of 1997. Depreciation of aircraft increased $7.5 million primarily as a result of the purchase of five B-767 aircraft previously leased by TWA under operating leases from the end of 1997 through the first six months of 1998 which was partially offset by reduced depreciation, amortization and obsolescence provided for the B-747 and L-1011 fleets, which were retired.

     * Operating lease rentals of $338.9 million for the first nine months of 1998 were $70.1 million (26.1%) more than the rentals of $268.8 million for the first nine months of 1997. Aircraft lease rentals increased $53.7 million versus 1997 reflecting additional new B-757 and MD-80 aircraft leases in 1998 which replaced older L-1011 and B-747 wide-body aircraft and B-727 aircraft retired from the fleet. The remainder of the increase ($16.4 million) related to a non-recurring charge of $9.0 million for retroactive facilities rentals in addition to increased space rentals at other airports.

     * Passenger food and beverage expense of $68.6 million during the first nine months of 1998 represented an increase of $7.2 million (11.8%) from $61.4 million during the first nine months of 1997. The increase was related to a significant increase of 43.6% in first class enplaned passengers and associated improved menu offerings primarily in TWA's domestic First Class ("Trans World First") and international business ("Trans World One") services partially offset by a slight decline in coach enplaned passengers of 1.8% and selective menu changes to mitigate the overall cost impact. Overall, 1998 boardings year-to-date are up 3.9% over 1997.

     All other operating expenses of $518.8 million during the first nine months of 1998 increased by $10.7 million (2.1%) from $508.1 million during the first nine months of 1997. Expenses increased in several categories including Computerized Reservation System (CRS) fees ($8.7 million), Worldspan transaction fees ($4.0 million), legal fees and expenses ($6.2 million) and advertising primarily associated with the launch of new TWA services including "Trans World First", "TWQ" and the "Aviators" frequent flier program ($4.7 million). Offsetting decreases occurred as a result of lower insurance premiums and uninsured losses ($7.0 million) and expenses related to TWA's subsidiary Getaway Vacations ($5.0 million).

     Other charges (credits) were a net charge of $22.2 million for the first nine months of 1998 as compared to $38.5 million for the same period in 1997. Interest expense increased $5.6 million in the first nine months of 1998 over the first nine months of 1997 as a result of the issuance of new debt in the fourth quarter of 1997 and the first six months of 1998, which was partially offset by a decrease in certain debt retired in 1997. Interest income increased by $9.2 million in the first nine months of 1998 primarily as a result of increased levels of invested funds. Net gains from the disposition of assets were $20.9 million in the first nine months of 1998 as compared to $15.2 million in the same period of 1997. The 1998 net gains primarily included the sale of certain retired, wide-body aircraft, engines and other surplus equipment while the net gain in 1997 related to the sale of three gates at Newark International Airport and spare flight equipment. Other charges and credits-net improved by $7.0 million to a net credit of $28.3 million for the first nine months of 1998 from a net credit of $21.3 million for the first nine months of 1997. In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers. Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit in the second quarter. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the PBGC Notes pursuant to a pre-existing agreement.

     A tax provision of $8.6 million was recorded in the first nine months of 1998 compared to a provision of $0.5 million recorded in the first nine months of 1997 (see Note 2 to Consolidated Financial
Statements).

     As a result of the above and excluding the effect of the non-cash ESIP charges, the Company's operating profit of $28.1 million for the nine months ended September 30, 1998 improved $53.7 million from the operating loss of $25.6 million for the first nine months of 1997. Giving effect to the same exclusion, the Company had a net loss of $24.5 million for the first nine months of 1998 compared to a net loss of $75.5 million for the first nine months of 1997. The net loss recorded in the first nine months of 1998 included a $11.0 million non-cash extraordinary loss versus a $10.9 million non-cash extraordinary loss in the first nine months of 1997 related to the early extinguishment of debt.


LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

     The Company's consolidated cash and cash equivalents balance at September 30, 1998 was $314.6 million, a $76.8 million increase from the December 31, 1997 balance of $237.8 million. The net increase in cash and cash equivalents during the first nine months of 1998 was due, in large part, to cash provided by financing activities of $147.5 million in 1998 versus cash used of $38.5 million in 1997. Sources of cash generated by financing activities included proceeds from the sale of notes of $144.9 million and $255.2 million from the sale and leaseback of certain aircraft and engines in the first nine months of 1998 versus proceeds of $47.2 million from notes and warrants issued and $12.0 million from the sale and leaseback of certain aircraft in 1997. These proceeds were partially offset by the repayment of long-term debt and capital lease obligations of $236.5 million in 1998 versus $92.9 million in 1997. Cash used by operating activities was $38.2 million in the first nine months of 1998 versus $21.0 million in 1997. While the net loss improved by $38.3 million in the nine months ended September 30, 1998 versus the same period in 1997, changes in operating assets and liabilities reflected a $20.2 million use of cash in the nine months ended September 30, 1998, as compared to a $32.9 million source of cash in the nine months ended September 30, 1997. During the respective periods, cash was used by an increase in receivables partially offset by a related increase in advance ticket sales and cash was generated from an increase in accounts payable and accrued expenses primarily due to the timing of payables and certain obligations.

     Net discounted sales from tickets sold under the 99-month Karabu Ticket Program Agreement between the Company and Karabu (the "Karabu Ticket Agreement") are excluded from cash flows from operating activities as the related amounts were applied to reduce certain loans to the Company provided by Karabu (the "Icahn Loans") and the PBGC Notes. During the first nine months of 1998, $112.1 million has been applied to reduce the PBGC Notes. In the same period of 1997, the proceeds applied to reduce the Icahn Loans were $53.7 million in addition to $38.8 million applied to reduce the PBGC Notes. On December 30, 1997, the Company repaid the outstanding balance of the Icahn Loans out of the proceeds of a receivables securitization offering by the Company. As a result, the purchase price of future tickets purchased by Karabu will be paid, at Karabu's election, either to the settlement trust for prepayment of the PBGC Notes or to TWA directly. TWA anticipates that based upon ticket purchases by Karabu in recent months, the PBGC Notes will be paid off in the fourth quarter of 1998. After the PBGC Notes are paid in full, the proceeds from sale of tickets under the Karabu Ticket Agreement will be paid directly to TWA.

     Cash used by investing activities was $32.5 million in the first nine months of 1998 compared to $17.6 million in 1997. Components of this net change include an increase in capital expenditures (including aircraft pre-delivery payments) to $83.5 million in the first nine months of 1998 versus $58.2 million in 1997. Additionally, gross proceeds from assets sold during the first nine months of 1998 were $32.0 million primarily from the sale of retired, wide-body aircraft, engines and other surplus equipment while 1997 proceeds of $22.2 million represented $10.0 million for three gates at Newark International Airport and $12.2 million primarily from the sale of spare flight equipment, aircraft and engines. Cash provided by financing activities and cash used in investing activities exclude a total of $102.5 million principal amount of notes issued by TWA in the first nine months of 1998 as consideration for the purchase of aircraft.



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


Commitments

     In February 1996, TWA executed definitive agreements providing for the operating lease of ten new B-757 aircraft, all of which have been delivered. These aircraft have an initial lease term of 10 years.
Although individual aircraft rentals escalate over the term of the leases, aggregate rental obligations are estimated to average approximately $59 million per annum over the lease terms. The Company also entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million.
As of September 30, 1998, TWA had taken delivery of five purchased aircraft and had five on firm order. Four of the five aircraft already delivered were originally manufacturer-financed and one was leased. Two of the manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor in June 1998; the third and fourth aircraft were sold to and leased back from the same aircraft lessor in a similar transaction in July 1998. In October 1998, the sixth aircraft was delivered from Boeing to the Company; the aircraft was subsequently sold and leased back. TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of three of the remaining four aircraft which have not been delivered and obtained commitments for 100% lease financing of the total costs of one of the remaining four aircraft. In September 1998, the Company entered into an agreement to acquire four additional B-757-231 aircraft to be delivered during 1999 from Boeing Commercial Airplane Group for which TWA has obtained commitments for debt financing for approximately 80% of the total costs associated with the acquisition of these aircraft. Such commitments are subject to, among other things, material adverse change clauses which make the availability of such debt and lease financing dependent upon the financial condition of the Company.

     The Company has also entered into an agreement pursuant to an operating lease for one additional B-767-300ER and three additional B-757-200 aircraft. These aircraft are scheduled to be delivered in 1999, excluding one B-757-200 which is scheduled for delivery in January 2000.

     The Company has granted to a major financial institution the option to purchase and leaseback to TWA, under substantially the same terms and conditions as another B-757 aircraft previously leased to TWA in 1998, up to four of the eight B-757-231 aircraft to be delivered by Boeing during 1999.

     TWA has entered into agreements with AVSA, S.A.R.L. and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide-body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million may be subject to forfeiture.

     The Company has entered into an agreement to acquire from the manufacturer 15 new MD-83s to be financed by long-term leases. The agreement provides for delivery of the aircraft between the second quarter of 1997 and the first quarter of 1999. As of September 30, 1998, the Company had taken delivery of 10 of the MD-83 aircraft and expects to take delivery of three additional planes during 1998 and two additional planes in 1999.

     In April 1998, the Company entered into an agreement to acquire 24 new MD-83 aircraft from the manufacturer with deliveries in 1999. The Company has obtained commitments for long-term debt and lease financing for such aircraft.

     TWA elected to comply with the transition requirements of the Airport Noise and Capacity Act of 1990 (the "Noise Act") by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. TWA intends to comply with the transition requirements for December 31, 1998 by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

     In April 1998, the Company acquired three B-767-231 ETOPS airframes and six accompanying engines which the Company previously leased in exchange for the issuance of (i) $43.2 million aggregate principal amount of the 11 3/8% Secured Notes, and (ii) $31.8 million aggregate principal amount of the April Equity Notes, which had a second priority security interest in the aircraft. On July 7, 1998 the April Equity Notes were converted into 3,290,901 shares of Common Stock.

     In June 1998, the Company acquired an additional B-767-231 ETOPS airframe and two accompanying engines which the Company previously leased in exchange for the issuance of (i) $14.5 million aggregate principal amount of the 10 1/4% Secured Notes, and (ii) $13.0 million aggregate principal amount of the 10 1/4% Equity Notes, which had a second priority security interest in the aircraft. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of Common Stock.


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

     The Company has completed an assessment to determine the changes needed to make its computer systems, internal operating systems and equipment year 2000 compliant and has developed a plan to implement such changes. The Company currently expects that it will complete the necessary changes and testing in mid-1999. The Company estimates that the total cost to complete the remediation of its information technology systems is approximately $18.0 million, which is approximately 25% of the Company's total information technology budget. As of September 30, 1998, the Company estimates that approximately 30% of the cost to complete the remediation of its computer systems has been incurred to date. As of September 30, 1998, approximately 65% of the programs have been remediated and it is estimated that by year-end 80% will be completed. The assessments for the non-information technology related systems have been done, but the cost estimates have yet to be completed. The Company does not expect these costs to be material. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company is also reviewing software which was purchased from outside vendors and is evaluating its reliance on other third parties (e.g. the Federal Aviation Administration, the Department of Transportation, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on such third parties to remediate the year 2000 issues in their systems. TWA has been informed that all mission critical systems developed by internal sources, outside vendors or other third parties have been identified, the necessary changes have been assessed and are in process of being remediated. To insure further completeness, TWA will establish an independent testing process to insure reliability. In addition, contingency backup plans will be reviewed for each mission critical system, with the emphasis on passenger safety, and then business continuity. Further, the Company has been actively participating in the industry reviews led by the Air Transport Association (ATA) and the International Air Transport Association (IATA). The Company's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.

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


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and does not presently believe that it will have significant effect on its results of operations or cash flows.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Icahn Litigation

     On March 20, 1996, the Company filed a Petition (the "TWA Petition") in the Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Carl Icahn, Karabu and certain other entities affiliated with Icahn (collectively, the "Icahn Defendants"). The TWA Petition alleged that the Icahn Defendants are violating the Karabu Ticket Agreement and otherwise tortiously interfering with the Company's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the Karabu Ticket Agreement to the general public. The TWA Petition sought a declaratory judgment finding that the Icahn Defendants have violated the Karabu Ticket Agreement, and also sought liquidated, compensatory and punitive damages, in addition to the Company's costs and attorney's fees. The trial of this case was completed in January 1998. On May 7, 1998 the court denied the TWA Petition and dismissed the Icahn Defendants' counterclaims. No damages were assessed in respect of either plaintiff's or defendants' petitions.

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

     Other Actions

     On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at

TWA's overhaul base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. This consent agreement and consent order were terminated on July 24, 1998. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the maintenance base and to recommend remedial action alternatives. TWA completed its investigations and on February 17, 1996, submitted a Corrective Measures Study ("CMS") to the Missouri Department of Natural Resources ("MDNR") and the EPA. On August 19, 1997 the MDNR and the EPA approved the CMS. On February 27, 1998 MDNR notified TWA of the EPA's preliminary decision to issue a hazardous waste post-closure permit ("Permit") for TWA's maintenance facility, subject to public comment. On August 7, 1998, MDNR and the EPA issued the final Permit which mandates future post-closure care and corrective action activities at the maintenance base. TWA presently estimates the cost of the corrective action activities under the existing orders to be approximately $7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of the remedial systems. Although the Company believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future which could have a material adverse effect on the results of operations or financial condition of the Company. However, the Company believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on its financial position or results of operations based on the Company's knowledge of similar environmental sites.

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

     In February 1995, a number of actions were commenced in various federal district courts against TWA and six other major airlines, alleging that such companies conspired and agreed to fix, lower and maintain travel agent commissions on the sale of tickets for domestic air travel in violation of the United States and, in certain instances, state, antitrust laws. On May 9, 1995, TWA announced settlement, subject to court approval, of the referenced actions and reinstated the traditional 10% commission on domestic air fares. A judgment approving the settlement and dismissing the claims against TWA with prejudice has been entered.

     On November 9, 1995, ValuJet Air Lines, Inc., now known as AirTran Airlines, Inc. ("ValuJet") instituted a lawsuit against TWA and Delta Air Lines ("Delta") in the United States District Court for the Northern District of Georgia, alleging breach of contract and violations of certain antitrust laws with respect to the Company's lease of certain takeoff and landing slots at

LaGuardia International Airport in New York. On November 17, 1995, the court denied Valujet's motion to temporarily enjoin the lease transaction and the Company and Delta consummated the lease of the slots. On July 12, 1996, the Federal Court in Atlanta granted summary judgment in TWA's favor in the ValuJet litigation on all claims and counts raised in the ValuJet amended complaint. The order granting summary judgment to TWA was not a final order and was not directly appealable due to an outstanding claim against Delta. Valujet settled its claim with Delta and appealed the grant of summary judgment to 11th Circuit Court of Appeals. By stipulation of the parties, on June 16, 1998 the Court of Appeals entered an order dismissing Valujet's appeal with prejudice.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     SALES OF UNREGISTERED SECURITIES

     In April 1998, the Company issued in a private placement $31.8 million principal amount of the April Equity Notes to the owners of three used B-767-231 ETOPS aircraft and six associated engines (the "April Aircraft") and to Lazard Freres & Co. ("Lazard") as partial consideration for the purchase of the April Aircraft. Lazard acted as placement agent for the transaction, which was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act. The April Equity Notes were convertible into shares of Common Stock of the Company. On July 6, 1998, a registration statement on Form S-3 (Reg. No. 333-56991) with respect to offers and sales of shares of the restricted Common Stock to be issued upon conversion of the April Equity Notes became effective.
On July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of restricted Common Stock at a price of 95% of the average of the closing price of the Common Stock on the American Stock Exchange for the 20 consecutive trading days prior to conversion, which price equaled $9.663.

     In June 1998, the Company issued in a private placement $13.0 million principal amount of the 10 1/4% Equity Notes to the owners of one used B-767-231 ETOPS aircraft and two associated engines (collectively, the "June Aircraft") as partial consideration for the purchase of the June Aircraft. The transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. The 10 1/4% Equity Notes were convertible into shares of Common Stock of the Company. On July 10, 1998, a registration statement on Form S-3 (Reg. No. 333-58481) with respect to offers and sales of shares of the restricted Common Stock to be issued upon conversion of the 10 1/4% Equity Notes became effective. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of restricted Common Stock at the closing price of the Common Stock on the American Stock Exchange on the day prior to conversion, which price equaled $10.6875, plus interest of $7.6875 per $1,000 face amount of the 10 1/4% Equity Notes.

ITEM 5. OTHER INFORMATION

     As noted in the Company's 1998 second quarter Form 10-Q, the Commission promulgated new Rules 14a-4c and 14a-5e with respect to when a Company may exercise discretionary voting authority at an annual meeting over a shareholder proposal when a shareholder has not requested that the proposal be included in the Company's proxy statement.
Pursuant to the Commission's new rules, it is anticipated that the Company will amend its By-Laws to require that a stockholder's notice of business to be brought before an annual meeting must be delivered to or mailed and received at the Company's principal executive offices not less than 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders.
For the 1999 annual meeting, such stockholder's notice of proposed business must be received by March 1, 1999. (In the event that the Company does not amend its By-Laws, then the notice requirements set forth in the 1998 second quarter Form 10-Q would apply, requiring the notice to be received 75 days prior to the annual meeting or approximately March 11, 1999.)

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


     (b)  REPORTS ON FORM 8-K
          No reports on Form 8-K were filed during the third quarter 1998 by the Company.


[FN]
-----------
<F*>Incorporated by reference

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRANS WORLD AIRLINES, INC.


Dated: November 16, 1998        By:     /s/ Michael J. Palumbo
                                     ----------------------------
                                        Michael J. Palumbo
                                        Senior Vice President and
                                        Chief Financial Officer