Form 10-K
period 1998-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 1999-04-01
CIK 278327

=========================================================================
=========================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549
                          ________________
                             FORM 10-K
            /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

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

                           (314) 589-3000
       (Registrant's telephone number, including area code.)

     Securities registered pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------         -----------------------------------------
Common Stock, par value $.01 per share                      American Stock Exchange
Warrants (expiring August 23, 2002)                         American Stock Exchange
11 1/2% Senior Secured Notes due 2004                       American Stock Exchange
11 3/8% Senior Notes due 2006                               American Stock Exchange
11 3/8% Senior Secured Notes due 2003                       American Stock Exchange
10 1/4% Senior Secured Notes due 2003                       American Stock Exchange
Series A Participating Cumulative Preferred
Stock Purchase Rights                                       American Stock Exchange

                           _____________

     Securities registered pursuant to Section 12(g) of the Act:
                          (Title of Class)
  8% Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share
  9 1/4% Cumulative Convertible Exchangeable Preferred Stock, par value
                           $.01 per share
                     8% Secured Notes due 2001
                 Warrants (expiring April 1, 2002)

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

      The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1999, $356,540,268.

      As of February 28, 1999, 58,252,305 shares of the registrant's Common Stock, par value $0.01 per share, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE:
Definitive Proxy Statement for the Annual Meeting of Stockholders on May
                        25, 1999 - Part III
=========================================================================
=========================================================================

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

     TWA is the eighth largest U.S. air carrier (based on revenue passenger miles ("RPMs") for the full-year 1998), whose primary business is transporting passengers, cargo and mail. During 1998, the Company carried approximately 23.9 million passengers and flew approximately
24.4 billion RPMs. As of December 31, 1998, TWA provided regularly scheduled jet service to 93 cities in the United States, Mexico, Europe, the Middle East, Canada and the Caribbean. As of December 31, 1998, the Company operated a fleet of 185 jet aircraft.

RECENT DEVELOPMENTS

     On March 16, 1999, TWA announced that effective at the Annual Meeting of Shareholders on May 25, 1999, William F. Compton, currently president and chief operating officer, will become chief executive officer, retaining the title of president. Gerald L. Gitner, currently chairman of the board of directors and chief executive officer, will continue as chairman of the board and will assume the additional role of chairman of the board's executive committee and will focus on leading TWA's strategic planning initiatives, including alliance development, aircraft acquisition and financings. On March 23, 1999, TWA elected Michael J. Palumbo, formerly Senior Vice President and Chief Financial Officer, as Executive Vice President and Chief Financial Officer.

NORTH AMERICAN ROUTE STRUCTURE

     TWA's North American operations have a hub-and-spoke structure, with a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international gateway at New York's John F. Kennedy International Airport ("JFK"). The North American system serves 36 states, Puerto Rico, Mexico, Canada and the Caribbean. The JFK and St. Louis systems are designed to allow TWA to support both its North American and transatlantic connecting flights. During 1998, TWA's North American passenger revenues accounted for approximately 88.5% of its total passenger revenues versus approximately 85.9% during 1997.

     TWA is the predominant carrier at St. Louis, with approximately 357 scheduled daily departures as of December 31, 1998 serving 78 cities. In 1998, TWA had approximately a 76% share of airline passenger enplanements in St. Louis, excluding commuter flights, while the next largest competitor enplaned approximately 13%.

     TWA serves 27 domestic and international cities from JFK, with approximately 40 daily departures. JFK is both the Company's and the industry's largest international gateway from North America. The Company offers non-stop flights from JFK to seven cities in Europe and the Middle East as well as 18 destinations in the U.S. and the Caribbean.

     TWA coordinates operation of its commuter feed into St. Louis and JFK with Trans States Airlines, Inc. ("Trans States"). Trans States, an independently owned regional commuter carrier, currently operates approximately 155 daily flights into St. Louis and 56 flights into JFK. Trans States' operations are coordinated to feed TWA's North American and international flights. Management believes that these commuter operations are an important source of traffic into the Company's domestic and international route networks.


INTERNATIONAL ROUTE STRUCTURE

     TWA's international operations consist of both nonstop and through service from JFK and St. Louis to destinations in Europe and the Middle East. TWA's international operations are concentrated at JFK, where TWA's system is primarily designed to provide domestic traffic feed for its transatlantic service. International cities served include:
Barcelona, Cairo, Lisbon, Madrid, Milan, Riyadh, Rome and Tel Aviv from JFK; Paris from JFK and St. Louis; and London-Gatwick from St. Louis. In 1997, as part of its plans to improve the operating and financial performance of its international operations, the Company discontinued service on certain European routes, including JFK to Frankfurt, JFK to Athens and Boston to Paris, as well as non-stop feed service to JFK from several domestic cities. In 1998, TWA's international passenger revenues accounted for approximately 11.5% of total revenues versus approximately 14.1% in 1997.

     TWA continues to explore opportunities for entering into marketing and code-share alliances with foreign carriers. Such alliances allow TWA to provide its passengers with extended service to foreign destinations not served directly by TWA, while feeding TWA's North American operations from these foreign destinations.

     TWA and Royal Jordanian Airline have a code-share agreement that calls for the joint coding of TWA domestic flights between certain U.S. cities and JFK and of Royal Jordanian Airline's direct flights between JFK and Amsterdam and cities in the Middle East and Persian Gulf area. TWA also has a code-share agreement with Royal Air Maroc, Morocco's flag carrier, pursuant to which Royal Air Maroc sells seats with its code on TWA flights between JFK and certain U.S. cities and TWA sells seats with its code on Royal Air Maroc flights between JFK and Casablanca and certain other African cities.

     TWA and Air Ukraine signed a code-share agreement in 1997. TWA will place its code on Air Ukraine flights between Paris and Kiev, Ukraine. Air Ukraine will place its code on TWA flights between JFK and Paris. This service has been temporarily deferred pending the resolution of minor technological problems and is expected to commence in mid-1999.

BUSINESS STRATEGY

     TWA operates in a highly competitive, capital-intensive industry in which small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can significantly affect TWA's financial results. Its long-term viability depends, therefore, on its ability to generate revenues, control costs and attract new capital. Consequently, TWA seeks to improve operational reliability and productivity, schedule integrity and overall product quality in order to accomplish these goals. To that end, TWA has implemented and continues to focus its efforts on the following key initiatives:

     *    modernizing its fleet;
     *    reducing costs and improving productivity;
     * implementing revenue-enhancing marketing initiatives to attract higher-yield travelers;
     * implementing employee-related initiatives to reinforce TWA's focus on operational performance; and
     *    optimizing TWA's route structure.

     Since late 1996 when TWA began implementing these initiatives, it has achieved several important milestones toward its goals, including:

     * reducing the average age of its fleet from 19.0 years at year-end 1996 to 16.2 years as of December 31, 1998;
     * upgrading and implementing new services targeted at specific segments of TWA's customer base;
     * increasing operational reliability through improved on-time performance; and
     *    increasing the use and efficiency of St. Louis and JFK.

The key elements of TWA's overall ongoing business strategy are outlined below.

  Fleet Upgrade and Simplification

     TWA's fleet modernization plans seek to realize operating and maintenance cost savings and increased productivity by replacing a number of older, less efficient aircraft with more modern, technologically advanced, twin-engine, two-pilot aircraft. These changes are also intended to simplify TWA's fleet structure in order to decrease overall crew training and aircraft maintenance costs (although resulting in increased short-term transition crew training costs). Additional efficiencies should be realized through increased standardization of aircraft parts, supplies and cabin equipment that must be inventoried throughout TWA's system. Despite the higher capital costs associated with owning or leasing new and later model aircraft, TWA believes that corresponding reductions in operating costs will offset any increased costs in the long term. Management believes this initiative will further improve TWA's operating performance while allowing TWA to achieve Stage 3 compliance with the Airport Noise and Capacity Act of 1990 (the "Noise Act") by the year 2000.

     Retirements.  In the first quarter of 1997, as part of its efforts
     -----------
to improve near-term operational reliability, TWA announced plans to accelerate retirement of the 14 B-747s and the 11 L-1011s remaining in its fleet as of December 31, 1996. All of the L-1011s were retired in 1997 and the B-747s were retired in February 1998.

     During 1998, TWA retired six of its older B-727s, which it replaced with MD-80s. TWA intends to retire additional B-727s and DC-9s in 1999 in order to comply with Stage 3 requirements of the Noise Act.

     Acquisitions.  Since 1996, TWA has entered into agreements with
     ------------
the manufacturer to acquire a total of 27 B-757 aircraft. As of December 31, 1998, TWA had taken delivery of 16 B-757 aircraft. Eleven additional B-757 aircraft are scheduled for delivery in 1999 and 2000.

     TWA took delivery of two B-767-300ER aircraft in early 1998. One B-767-300ER aircraft is scheduled for delivery in 1999.

     TWA also took delivery of nine late-model used MD-82s in 1997 and early 1998.

     Since 1996, TWA has entered into agreements with the manufacturer to acquire a total of 39 new MD-83s. As of December 31, 1998, TWA had taken delivery of 13 MD-83 aircraft. TWA expects to take delivery of the remaining 26 MD-83 aircraft in 1999.

     TWA expects these fleet replacements will offer improved range and payload characteristics in state-of-the-art, environmentally friendly new aircraft that should allow for the schedule frequency required by the business traveler. Management believes these aircraft are appropriately sized to the routes served and, by reducing TWA's reliance on lower-yield feed traffic to fill capacity, have resulted in higher load factors and improved yields. Further, TWA expects these newer, twin-engine, two-pilot aircraft to provide efficiencies in fuel, flight crew and maintenance expenses while reducing long-term pilot training costs.

     TWA announced in December 1998 that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The letters of intent include financing for all the firm order aircraft. The terms of the purchase orders and related financing are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

     As a result of this fleet restructuring, TWA's mix of narrow-body aircraft and wide-body aircraft shifted from approximately 80%/20% at year-end 1996 to approximately 91%/9% at December 31, 1998, and the average number of seats per aircraft declined from 161 to 137 over the same period. The average age of TWA's fleet decreased from 19.0 years at year-end 1996 to 16.2 years at December 31, 1998. Based on scheduled deliveries through 1999, TWA expects the mix of narrow-body to wide-body aircraft to equal approximately 92%/8% at December 31, 1999. The average number of seats per aircraft is expected to equal approximately
145.3 over the same period. Finally, the average age of the fleet is expected to decrease to approximately 11.3 years by year-end 1999. Because of capital constraints, among other reasons, however, there can be no assurance that fleet retirements and new deliveries will occur as expected.

  Cost and Efficiency Initiatives

     Investment in Technology.  Management believes significant
     ------------------------
opportunities exist for TWA to increase revenues and reduce costs by investing in available technology that provides TWA and its employees with the tools and knowledge necessary to operate its business more effectively and to improve customer service. Late in 1995, TWA purchased and began installing a sophisticated state-of-the-art yield management system with the objective of maximizing passenger revenue through effective control of the proportion of discount ticket sales. TWA believes it has achieved most of the system's potential but that further improvements are possible as operating skills improve. Additional expansion of the system beyond the current segment-based structure to an origin-and-destination-based structure offers further potential in 1999 and beyond.

     In early 1996, TWA introduced an Internet web site, and in the third quarter of 1997, TWA allowed customers to book flights and purchase tickets via its web site. In the second quarter of 1996, TWA initiated electronic ticketing and today it represents 47% of all tickets sold.
TWA expects that distribution cost will be reduced as travelers use on-line booking vehicles to book flights and purchase electronic tickets.
In addition, TWA is implementing a number of programs to reduce computer reservation systems booking fees, both internally and from travel agents. These booking fees are separate transaction fees that are paid in addition to any travel agent commission.

     Effective Cost Controls.  TWA's fleet restructuring has allowed
     -----------------------
for the reduction of expenses associated with fuel consumption and flight crew staffing. The transition from older fleet types like the B-747, L-1011 and B-727 to new MD-83s and B-757s has increased flight crew training costs in the near term, but these costs have begun to moderate as a result of fewer fleet types and the elimination of the flight engineer position in the cockpit (third cockpit crew member). Aircraft maintenance costs have stabilized as TWA replaces older aircraft with new aircraft and are expected to decline significantly over time as the new aircraft become a larger proportion of the existing fleet.

     The higher lease costs of the new aircraft have been the major factor in TWA's increasing operating costs per available seat mile. Improved employee productivity and below-market labor rates, however, have enabled TWA to retain a cost structure near the industry average.

     Management believes that it is essential to retain a low cost structure while the airline transitions to the new fleet. At the same time it recognizes the need to improve wage structures to remain competitive within industry labor markets. Therefore, the focus in contract negotiations with labor groups has been to provide increased wage scale rates in exchange for productivity improvements and facility consolidation. The transition to new, more efficient aircraft will help allow TWA to offset the higher aircraft lease costs while maintaining a cost structure competitive with the industry.

  Marketing Initiatives

     TWA is focusing on improving the quality of its air travel product and the appeal of the TWA brand. TWA believes that its increased focus on quality, certain new marketing initiatives and the steps taken to restore operational reliability and schedule integrity in 1997 and 1998 will allow TWA to attract a greater percentage of higher-yield passengers. Ongoing initiatives include the following:

     Facility Improvements.  TWA has recently upgraded a series of
     ---------------------
facilities, including a newly opened Ambassadors Club in St. Louis, a renovated club at LaGuardia, a completely refurbished club in its JFK terminal and improved new check-in counters and backwalls. TWA is installing a new electronic passenger and baggage processing system in St. Louis.

     Business Travelers.  Based on customer research, TWA has targeted
     ------------------
business travelers and is therefore tailoring its marketing and advertising efforts to emphasize TWA's positioning as a full-service, high-value airline providing branded service products to popular business destinations throughout the United States. TWA believes that its convenient flight schedules and connections, as well as its centrally located hub at St. Louis, are important in providing service that is attractive to these travelers.

     In March 1995, TWA introduced Trans World One, a premium business class service in its international and certain trans-continental non-stop markets. This product has recently been enhanced and relaunched with advertising and promotional support. Trans World One is available in B-767 aircraft and in selected B-757 aircraft. Overall service is being improved, including check-in, on-board comfort, food service and priority baggage return.

     TWA increased first class cabin seating in its narrow-body domestic aircraft beginning in 1997 and is planning a series of airport and in-flight enhancements. This domestic service was launched in early 1998 as Trans World First. In March 1998, TWA launched TWQ, a specially designed service for short-haul business markets.

     Leisure Travelers.  Within the leisure travel market, TWA has
     -----------------
positioned itself as a high-quality, competitive-fare carrier, and management believes that TWA's cost structure and attractive route system are a competitive advantage to it in this market. TWA's Getaway Program, the original airline tour program, provides packaged tours to the leisure traveler. TWA has relaunched this program with advertising support in 1999.

     Frequent Fliers.  TWA has implemented several new initiatives to
     ---------------
improve its frequent flier program. A platinum level was introduced in the third quarter of 1997 to offer TWA's most attractive travel benefits for its highest mileage customers. Platinum level travelers and travelers purchasing first class or full fare coach tickets are given mileage bonuses equal to the base dollar amount paid for their tickets, in addition to other existing bonuses. TWA rebranded its frequent flier program named "Aviators" effective May 1, 1998. TWA also joined the American Express Membership Rewards Program, allowing members the opportunity to earn additional miles for amounts charged on the American Express credit card.

  Employee Initiatives

     TWA has implemented programs through which it has sought to institutionalize throughout all levels of its organization the importance of running an airline with operational reliability and schedule integrity. These programs provide certain operating and procedural guidelines for enhancing performance and improving overall product quality.

     In addition, in 1996, TWA introduced Flight Plan 97, which paid eligible employees a $65 bonus for each month that TWA finished in the top five in all three performance categories tracked by the Department of Transportation (the "DOT") (on-time performance, customer complaints and baggage handling) and a total of $100 if TWA also ranked first in at least one of these categories. Based on TWA's performance in September 1997, eligible employees earned a bonus under this program, a $100 payment for ranking first in on-time performance, fourth in customer complaints and fifth in baggage handling. This program was enhanced as Flight Plan 98 and provided that in any quarter where TWA placed first in one of the DOT-tracked performance categories for the entire quarter (and assuming that no bonus was paid to employees during that quarter) the eligible employees would receive a $100 bonus. Eligible employees received a $100 bonus for first place in on-time performance for the fourth quarter 1998. As Flight Plan 99, the program currently provides that $100 will be paid to eligible employees if TWA achieves an on-time average of 85% or better and a completion factor of 99% or better for the months of April through October, and an 80% or better on-time average with 98% completion factor for the months of November through March. Employees earned a bonus under the program in February 1999.

  Optimization of Route Structure

     TWA has been optimizing its route structure by redeploying assets to markets in which it believes it has a competitive advantage and limiting its commitments in other markets.

     TWA believes one of its greatest opportunities for improved operating results will continue to come from focusing resources on its hub at St. Louis in order to leverage its strong market position. TWA already dominates operations at St. Louis; in 1998, approximately 76% of airline passengers boarding from St. Louis, excluding commuter traffic, boarded TWA flights. In addition, TWA enjoys certain advantages in the Midwest due to its established route system, strong brand identity and concentrated presence in that market. Because St. Louis is located in the center of the country, it is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. Therefore, TWA believes it is better positioned to offer more schedule frequencies and connecting opportunities to many travelers in its key Midwestern markets than competing airlines. To capitalize on these advantages, TWA has consistently increased its number of daily departures at St. Louis, from 229 in 1993 to approximately 357 as of December 31, 1998. Since 1995, TWA has added service from its St. Louis hub to a number of cities including Reno, Nevada; Knoxville, Tennessee; Shreveport, Louisiana; Steamboat Springs, Colorado; Anchorage, Alaska; Montego Bay, Jamaica; Toronto, Canada; Mexico City and the Mexican resort cities of Cancun, Puerto Vallarta and Ixtapa/Zihuatenejo.

     TWA's strategy has been to maximize utilization of the JFK facility by building a gateway there as well as operating flights designed for domestic service. As a result, TWA has increased service from JFK to the Caribbean, Florida and to certain other domestic cities to increase utilization of TWA's JFK facility, particularly during off-peak time periods, and to provide feed traffic for its international operations. In addition, TWA restructured its operations at JFK during 1997 by eliminating certain unprofitable international destinations (such as Frankfurt and Athens), as well as certain low-yield domestic feed service into JFK. TWA has consolidated its JFK operations into a single terminal in order to reduce operating costs, increase facility utilization and improve passenger service. In addition to enhancing yields and load factors, the substitution of B-757s and B-767s for B-747s and L-1011s on international routes also has increased operating efficiencies and on-time performance at JFK, since these smaller aircraft are better suited to the physical limitations of TWA's terminal. As a result of these changes, TWA's international scheduled capacity (as measured by available seat miles) decreased by 20.2% during 1998 from 1997, and represented 16.4% of total scheduled capacity in 1998 as compared to 19.5% in 1997. TWA believes that this decrease in international operations also will help deseasonalize TWA's business.

TRAVEL AGENCIES

  Travel Agent Commissions

     Consistent with most other airlines, TWA sells its tickets directly and through travel agents. During 1998, approximately 76% of all ticket sales on TWA were sold by travel agents.

Until October 2, 1997, TWA paid a 10% commission on domestic tickets sold by independent travel agents without the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which most other major airlines imposed in 1995, and paid an 11% commission on international tickets. On October 2, 1997, TWA reduced its commission on domestic and international tickets to 8% and 10%, respectively, without the cap imposed by most of the major airlines. On May 11, 1998, TWA began paying a maximum travel agent commission of $50 per round-trip and $25 for one-way tickets for domestic travel, as does most of the Industry, and 8% for international travel with no commission cap. In addition, Internet vendors receive a 5% commission with a maximum payment of $10. TWA pays a 9% commission for tickets issued outside the United States. Carriers (including TWA) may also pay additional commissions to travel agents as incentive for increased volume or other business directed to the carrier.

  Automation of Travel Bookings

     More than 90% of all travel agencies in the United States obtain their airline travel information through access to global distribution systems (also referred to as computerized reservation systems). These systems are used by travel agents to make travel reservations including airline, hotel, train, car and other bookings and allow travel agents to issue airline tickets and boarding passes. One such system is Worldspan, which is owned by a partnership in which affiliates of TWA, Delta Air Lines and Northwest Airlines have interests of approximately 26%, 40% and 34%, respectively. Management believes that its participation in Worldspan has given it direct access to an efficient distribution system. Worldspan continues to expand its offering and coverage, further benefiting TWA.

     TWA will continue to increase the methods and efficiency of distributing its product through a variety of channels and systems, including increasing use of electronic ticketing and direct booking through the Internet.

FREQUENT FLYER PROGRAM: "AVIATORS"

     TWA initiated its frequent flyer program in May 1981. Frequent flier programs like TWA's Aviators have been adopted by most major air carriers and are considered the number one marketing tool for developing brand loyalty among travelers and accumulating demographic data pertaining to business fliers.

     TWA accounts for its frequent flyer program under the incremental cost method, whereby travel awards are valued at the incremental cost of carrying one additional passenger. These costs are accrued when Aviators participants accumulate sufficient miles to be entitled to claim award certificates. Incremental costs include passenger food, beverages and supplies, fuel and liability insurance expenses incurred on a per passenger basis. No profit or overhead margin is included in the accrual for incremental costs. TWA does not record a liability for airline, hotel or car rental award certificates that are to be honored by other parties because there is no cost to TWA for these awards.

     At December 31, 1998, participants in TWA's frequent flyer program had accumulated mileage credits for approximately 1,107,768 free awards, compared with accumulated mileage credits for approximately 938,319 free awards at December 31, 1997. TWA's customers redeemed free awards representing approximately 5.4% and 4.5% of TWA's revenue passenger miles in 1998 and 1997, respectively. Because TWA expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 1998 and 1997 were based on approximately 68.6% and 63.0%, respectively, of the accumulated credits. The accrued liability at December 31, 1998 was approximately $16.0 million compared to approximately $19.6 million at December 31, 1997. Mileage for Aviators participants who have accumulated less than the minimum number of mileage credits necessary to claim a free award is excluded from the calculation of the accrual.

AIRCRAFT FUEL

     TWA uses more than 20 different suppliers to fulfill its worldwide aircraft fuel requirements. TWA has contracts with some of these suppliers, the terms of which vary as to price, payment terms, quantities and duration. TWA also makes incremental purchases of fuel based on price and availability. To assure adequate supplies of jet fuel and to provide a measure of control over price, from time to time, TWA trades fuel, ships fuel, hedges against significant increases in jet fuel prices and maintains fuel storage facilities to support key locations. Commencing in September 1998, TWA has entered into future jet fuel fixed price swaps with respect to a minor portion of its fuel requirements during 1999 to provide a hedging mechanism against significant increases in jet fuel prices.

     Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel. Changes in the price or availability of fuel could materially affect the financial results of TWA.

     During 1996, aircraft fuel prices increased significantly;
however, these prices declined moderately during 1997 and significantly in 1998. The following table details TWA's fuel consumption and costs for the three years ended December 31, 1998, 1997 and 1996:

                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                              1998              1997              1996
                                             ------------------------------------------
Gallons consumed (in millions)                675.8             730.3             838.9
Total cost <F1> (in millions)                $344.6            $480.9            $585.2
Average cost per gallon                          51 cents          66 cents          70 cents
Percentage of operating expenses               10.4%             14.3%             15.6%

_______________
<F1> Excludes into-plane fees.

COMPETITION

  General

     Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by intense competition, resulting in consolidation of existing carriers, the formation of international and domestic alliances and the advent of numerous low-cost, low-fare new entrants. While DOT authority is required before any person may operate as an air carrier within or to and from the United States, the Airline Deregulation Act of 1978 and the International Air Transportation Competition Act of 1979 substantially decreased previous governmental restrictions in this area. TWA's services are subject to varying degrees of competition, depending in part on whether these services are operated over domestic or international routes.

     Airlines offer discount fares, a wide range of schedules, frequent flier mileage programs and ground and in-flight services as competitive tools to attract passengers and increase market share. Intense price competition has accelerated the efforts of airline managements to reduce costs and improve productivity in order to withstand greater levels of discounting. A number of airlines have filed for bankruptcy and/or ceased operations as a result of this competition. Many of the major U.S. carriers have announced plans for alliances with other major U.S. carriers, which could further intensify the competitive environment.

  Domestic

     In the case of domestic operations, any person who is found to be fit, willing and able may operate as an air carrier between any two points in the United States. Existing airlines are able to enter new routes or suspend existing routes within the United States without seeking regulatory approval. Because of the relative ease with which U.S. carriers can enter new domestic markets, TWA's domestic services are subject to increases or decreases in competition from other air carriers. In addition, the airline industry faces substantial price competition as U.S. airlines are free to determine domestic pricing policies without government regulation. Several carriers have introduced or announced plans to introduce low-cost, short-haul jet service, which may result in increased competition to TWA. Changes in intensity of competition in the deregulated domestic environment cannot be predicted.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. TWA's current IAM contracts limit TWA from directly competing with regional jets in these markets.

  International

     The level of competition in international markets is normally governed by the terms of bilateral agreements between the United States and the foreign countries involved. Many of the bilateral agreements permit an unlimited number of carriers to operate between the United States and the foreign country. Competition in some international markets is limited to a specified number of carriers and flights on a given route by the terms of the air transport agreements between the United States and the foreign country. See "Regulatory Matters." While the DOT retains authority over international fares, which are also subject to the jurisdiction of the governments of the foreign countries being served, TWA generally has substantial discretion with respect to its international pricing policies.

EMPLOYEES

     As of December 31, 1998, TWA had 21,261 full-time employees (based upon full-time equivalents, which include part-time employees).

  1992 Labor Agreements

     In its 1992 labor agreements, TWA agreed to pay to employees represented by the International Association of Machinists and Aerospace Workers (the "IAM") a cash bonus for the amount by which overtime incurred by the IAM from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the amount by which medical savings during the period for the same employees did not meet certain specified levels. TWA and the IAM agreed in 1998 that the net overtime bonus owed to the IAM is $25.5 million, which amount TWA previously provided for and reflected as a liability in its financial statements. The obligation is payable in three equal annual installments, and TWA made the first payment on October 15, 1998. TWA had entered into agreements subsequent to the 1992 labor agreements that provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in this paragraph. These adjustments equated to a 4.814% increase that management made effective for all employee groups on September 1, 1998, except for pilots whose contract provided for separate increases also effective September 1, 1998 and the officers of TWA who did not receive the increase. Management intends that the 4.814% salary adjustments will be part of any percentage increase that would be incorporated in contract amendments currently being negotiated.

  1994 Labor Agreements

     TWA entered into three-year labor agreements with the Air Line Pilots Association ("ALPA"), the IAM and the Independent Federation of Flight Attendants ("IFFA") in 1994, which amended the then existing labor agreements with each such union. Among other things, these amendments (1) eliminated certain raises scheduled to take effect in 1994 and 1995, thereby continuing certain wage and benefit concessions granted to TWA in its 1992 labor agreements, (2) modified existing work rules and benefit packages, and (3) eliminated contractual "snapback" provisions that would have automatically restored wages to pre-concessionary levels for purposes of future contract negotiations. The terms of the 1994 IFFA contract remain in effect, although the flight attendants are now represented by the IAM. In addition, TWA implemented in 1994 and 1995 a number of similar savings initiatives with respect to domestic non-union and management employees, primarily through reducing headcount, altering benefit packages, and eliminating certain planned restorations of previous wage concessions. In exchange for the substantial cost savings realizable by TWA as a result of the 1994 labor agreements, TWA agreed to certain concessions described below.

     Wage Increases.  As part of the 1994 labor agreements, TWA agreed
     --------------
with its unionized employees to a series of semi-annual 1% wage increases commencing in May 1995 and continuing through August 31, 1997. The last such wage increase equaled 3% in the case of employees represented by ALPA and IFFA, and the IAM employees received a 1% wage increase and a 2% contribution to its retirement plan on August 31, 1997.

     Issuance of Equity Securities.  On the effective date of the 1995
     -----------------------------
reorganization, TWA issued 6,425,118 shares of three separate series of employee preferred stock ("Employee Preferred Stock") to trusts established for its unionized employees. Except for certain rights with respect to the election of directors and the fact of being held in a trust, the Employee Preferred Stock has rights substantially identical to TWA's common stock. TWA also issued an aggregate of 1,026,694 shares of common stock to a trust established for the benefit of certain of TWA's other employees. The value of shares issued to TWA's non-union employees was intended to reflect the estimated value to TWA of the concessions granted by these employees.

     Future Grants.  In recognition of the fact that the percentage of
     -------------
TWA's stock owned by TWA's employees was substantially reduced in the 1995 reorganization, TWA adopted the Employee Stock Incentive Plan
("ESIP") as part of the 1995 reorganization. The ESIP requires TWA, from 1997 through 2002, to make grants of additional shares of common stock and Employee Preferred Stock to certain trusts established for the benefit of its union and non-union employees if certain conditions are met. The ESIP requires TWA to make a grant on July 15 of each year if the average market closing price of the common stock for 30 consecutive trading days has exceeded a target price for such year set forth in the ESIP. Each grant is cumulative: if the applicable target price is not met in the initial grant year, the applicable grant is carried forward and may be granted in future years (up to July 15, 2002) in which the average market closing price of the common stock exceeds the target price before July 15 of that year. The ESIP provides for an increase to these grants to protect against the dilutive effect of certain stock issuances by TWA. In addition, a stock purchase trustee of a special purpose trust to be established has the right under the ESIP through July 15, 2002 to purchase additional shares of Employee Preferred Stock in amounts up to a total of 2% of the combined total number of outstanding shares of common stock and Employee Preferred Stock, at a discount of 20% from the then current market price. If all of the target prices are met or exceeded within the time periods specified and if the entire discount stock purchase option is exercised, the various employee stock trusts will receive a total of 10% of TWA's outstanding common stock, with the exact amount issued dependent upon the number of shares outstanding as of the date of each grant and option exercise.

     The ESIP separately provides that following the distribution by TWA of additional shares of Employee Preferred Stock or common stock in respect of the 1995 reorganization, TWA would issue an additional number of shares of Employee Preferred Stock and common stock to permit employees to retain the same level of ownership initially granted to them based on a formula. Union representatives and TWA agreed to a one-time distribution in 1997 pursuant to this provision of the ESIP of a total of 525,856 shares of Employee Preferred Stock and common stock. As part of that agreement, TWA also issued an additional 405,750 shares of Employee Preferred Stock and common stock to the employee trusts. TWA received a credit for this issuance of shares against its July 15, 1998 grant under the ESIP.

     The first two ESIP target prices were realized on February 17, 1998 and March 4, 1998, respectively, and as a result, TWA issued an additional 2,377,084 shares (net of the credit of 405,750 shares discussed in the preceding paragraph) of Employee Preferred Stock on July 15, 1998 to satisfy the 1997 and 1998 ESIP grant amounts. TWA recorded non-cash charges of $26.5 million and $1.0 million in the first and third quarters of 1998, respectively, in connection with this issuance. If the ESIP's remaining target prices of $13.31, $14.64, $16.11 and $17.72 are realized for the years 1999 to 2002, respectively, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $103.4 million based upon these target prices and the number of shares of common stock and Employee Preferred Stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA's common stock exceeds certain target prices.

     Governance.  In addition to certain amendments required to effect
     ----------
the recapitalization of TWA, on the effective date of the 1995 reorganization, TWA further amended its certificate of incorporation and by-laws to include provisions that allow certain corporate actions requiring board approval, including mergers, consolidations and sale of all or substantially all the assets of TWA, to be blocked by a vote of six (four union-elected directors and two other directors) of TWA's 15 directors, who together constitute a "blocking coalition." Actions subject to disapproval by the blocking coalition include:

     * any sale, transfer or disposition, in a single or series of transactions, of at least 20% of TWA's assets, except for transactions in the ordinary course of business, including aircraft transactions as part of a fleet management plan;
     * any merger of TWA into or with, or consolidation of TWA with, any other entity;
     * any business combination within the meaning of Section 203 of the Delaware General Corporation Law;
     *    any dissolution or liquidation of TWA;
     * any filing of a petition for bankruptcy, reorganization or receivership under any state or federal bankruptcy, reorganization or insolvency law;
     * any repurchase, retirement or redemption of TWA's capital stock or other securities prior to their scheduled maturity or expiration, except for redemptions out of the proceeds of any substantially concurrent offering of comparable or junior securities and mandatory redemptions of any redeemable preferred stock of TWA;
     * any acquisition of assets, not related to TWA's current business as an air carrier, in a single transaction or a series of related transactions exceeding $50 million adjusted annually by the consumer price index; or
     * any sale of TWA's capital stock or securities convertible into capital stock of TWA to any person if (1)at the time of issuance or (2)assuming conversion of all outstanding securities of TWA convertible into capital stock, such person or entity would beneficially own at least 20% of the capital stock of TWA.

     At all times before September 1, 2000, the Company must obtain the approval of at least two-thirds of the issued and outstanding Voting Stock of the Company, voting as a single class and not as separate classes, for the holders of such Voting Stock to approve certain actions, unless such matters have been approved by a vote of at least 80% of the Board of Directors then in office. Actions requiring such approval are the following:

     * any merger of the Company into or with, or consolidation of the Company with, any other entity;

     * any business combination within the meaning of Section 203 of the Delaware General Corporation Law;

     *    any dissolution or liquidation of the Company; or

     * any repurchase, retirement or redemption of the Company's capital stock or other equity securities prior to their scheduled maturity or expiration, except for redemptions out of the proceeds of any substantially concurrent offering of comparable or junior securities, and mandatory redemptions of any redeemable preferred stock of the Company.

1998 ALPA Agreement

     The 1994 labor agreements became amendable after August 31, 1997 and negotiations on a new collective bargaining agreement with ALPA commenced in June 1997. TWA reached agreement with ALPA that became effective on September 1, 1998.

     As part of the new contract with ALPA, TWA agreed to pay increases over the next four years that will result in wages for TWA's pilots improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position.

     TWA also may issue shares to employees under the terms of its new contract with ALPA. The new ALPA contract requires TWA to distribute either one million shares of TWA's common stock or $11 million in cash to ALPA members, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash.

  Other Labor Agreements

     TWA reached agreement with the International Brotherhood of Teamsters on a new collective bargaining agreement in August 1998. The contract calls for substantial increases in pay and benefits over the life of the contract improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. TWA also reached agreement with the Transport Workers Union on a new collective bargaining agreement in March 1999. Among other benefits, the contract provides for increases in wages improving by 2003 to 93% of the industry average as determined by wage rates in contracts in effect as of March 1999.

  Ongoing Negotiations

     TWA is currently engaged in negotiations with its flight attendants and ground employees, which constitute approximately 73% of TWA's employees as of December 31, 1998, on new collective bargaining agreements, as the existing agreements became amendable as of August 31, 1997. TWA and the IAM commenced negotiations on new collective bargaining agreements for the ground employees in February 1997 and for the flight attendants in July 1997. Under the Railway Labor Act, workers whose contracts have become amendable are required to continue to work under the "status quo" (i.e., under the terms of employment existing before the amendable date) until they exhaust the Railway Labor Act's procedures. Under the Railway Labor Act, TWA and the IAM must continue face-to-face bargaining until an agreement is reached or until at least one of the parties petition the National Mediation Board (NMB) to appoint a mediator. If the mediator concludes that negotiations are deadlocked, the mediator must attempt to induce the parties to agree to arbitrate the dispute. If either party refuses to arbitrate, then the mediator must notify the parties that the mediator's efforts have failed and, after a thirty day cooling off period if agreement has not been reached, the parties may strike or take other direct action. At the request of the IAM, the NMB appointed a mediator on August 6, 1997 with respect to ground employees represented by the IAM. On March 27, 1998, at the request of the IAM, the NMB appointed a mediator with respect to the flight attendants represented by the IAM. Negotiations are continuing under the oversight of the NMB. TWA expects new agreements with these employees will likely result in additional increases in wage rates. TWA believes it is essential that its labor costs remain favorable in comparison to its largest competitors. TWA will seek to continue to improve employee productivity as an offset to any wage increases.

REGULATORY MATTERS

  Slot Restrictions

     TWA's ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for take-offs and landings. At JFK, LaGuardia, Chicago O'Hare and Ronald Reagan Washington National airports, which have been designated "high density airports" by the Federal Aviation Administration (the "FAA"), there are restrictions on the number of aircraft that may land and take-off during peak hours. In the future, these take-off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in further curtailment of services by, and increased operating costs for, individual airlines, including TWA, particularly in light of the increase in the number of airlines operating at these airports.

     In 1986, the FAA implemented a final rule relating to allocated slots at the high density airports. This rule, as since amended, contains provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. TWA does not anticipate losing any slots as a result of these new rules; however, the higher use rates required by these rules do increase the risk that TWA might lose slots in the future because of nonuse and decrease TWA's ability to adjust its flight schedules at the high density airports.

     Legislation is currently pending before Congress which would eliminate the slots at JFK, LaGuardia and O'Hare airports at a date in the future. TWA's slots at these airports are currently encumbered and are used as collateral for certain of TWA's debt securities. If such legislation is enacted with an effective date prior to the maturity of such debt, TWA could be required to substitute collateral to replace the affected slots. TWA has stated its opposition to this legislation and, at this time, TWA cannot predict whether the proposals will be implemented or its effect on TWA.

     Most transatlantic points served by TWA also are slot-controlled.

  Control Over International Routes

     TWA's international authority is granted by the DOT for indefinite or fixed-term periods, depending on the route. TWA is authorized to provide transatlantic service from major cities in the United States to points in Europe, North Africa, the Middle East and Asia. Some of these authorized routes are not currently served by TWA. Many of the European markets served by TWA are "limited entry" markets in which, as a result of agreements between the United States and foreign governments, TWA has traditionally competed with a limited number of other carriers. During the past several years, however, the U.S. government has encouraged competition in international markets and entered into bilateral agreements with various foreign governments that provide for expanded exchanges of routes and traffic rights, reduction of governmental controls over fares and avoidance of limits on capacity and charter services. Competition in international markets has increased dramatically over the past several years as major U.S. carriers have initiated and/or continued to expand their international operations. Foreign flag carriers have continued to expand service and the DOT has indicated its support for further expansion of opportunities of foreign carriers to serve new points in the United States.

No assurance can be given that TWA will continue to have the advantage of all the "limited entry" markets in which it currently operates, that additional carriers will not be permitted to operate in one or more of these markets or that TWA in general will not face substantial unexpected competition. Competition in the international market is further complicated by the fact that pricing levels on some transatlantic routes are influenced by subsidies that certain foreign carriers receive from their governments and by the presence of smaller, low-cost carriers.

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

  Other Transportation Regulations

     Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for instance, imposing additional requirements or restrictions on operations and therefore increasing operating expenses. For example, several airports have recently sought to increase substantially the rates charged to airlines, and federal legislation, DOT resolutions and judicial decisions have restricted the ability of airlines to contest these increases. The DOT has the authority to regulate competitive practices, advertising and other consumer protection matters such as on-time performance, smoking policies, denied boarding, baggage liability and computerized reservation systems provided to travel agents. With respect to foreign air transportation, the DOT may approve agreements between air carriers and grant antitrust immunity to those agreements. The DOT must also approve the transfer between U.S. carriers of international route certificates. The U.S. Department of Justice has the authority to approve mergers and interlocking relationships between air carriers.

  Noise Abatement

     The Noise Act provides for a reduction in aircraft noise levels by commercial aircraft. Under the Noise Act, air carriers were permitted to elect to comply with the transitional requirements of the Noise Act at December 31, 1994, either by (1)phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2 aircraft, or (2)phasing in quieter aircraft, known as Stage 3 aircraft. Air carriers who elected to comply by phasing out or retrofitting Stage 2 aircraft were required to phase out or retrofit at least 25% of a specified 1990 base level of these aircraft by December 31, 1994 and at least 50% by December 31, 1996. TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which required that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, TWA retrofitted, by means of engine hushkits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. TWA has complied with the transition requirements for December 31, 1998 by having 75% of its fleet meet

Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

     TWA's ability to comply with the federal requirements within the time specified, or with more restrictive local noise restrictions, by acquiring newer aircraft and by phasing out or retrofitting older aircraft that are not in compliance with the Stage 3 standards, will depend upon its ongoing financial condition, its ability to renegotiate existing leases for these aircraft and its ability to obtain financing to acquire the requisite number of Stage 3 aircraft or retrofit kits. TWA is considering "hushkitting" additional aircraft as well as other alternatives to assure compliance with Stage 3 noise requirements, and has already acquired a number of Stage 3 aircraft while phasing out several Stage 2 aircraft. However, there can be no assurance that TWA will be able to satisfy all applicable noise level requirements.

     Numerous airports have imposed restrictions such as curfews, airplane noise levels, mandatory flight paths and runway restrictions, which limit the ability of TWA and other carriers to increase services at these airports. Other jurisdictions are considering similar measures. While TWA has historically had the flexibility to schedule around these restrictions, there can be no assurance that TWA will continue to be able to work around these restrictions. The FAA and air carriers, including TWA, have stated their opposition to such proposals. At this time, TWA cannot predict what additional restrictions will be implemented or, if so, the timing or effect on TWA of any such implementation. The effect on TWA would depend on the extent to which TWA's aircraft then being used in the affected airports meet the Stage
3 or more stringent local requirements as well as the timing of TWA's flights.

  Labor

     The Railway Labor Act governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the Railway Labor Act establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty on air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. (See "Employees") The Railway Labor Act contains detailed procedures that must be exhausted before a lawful work stoppage can occur. Pursuant to the Railway Labor Act, TWA has collective bargaining agreements with four domestic unions that together represent approximately 85% of TWA's employees.

  Aging Aircraft Maintenance

     The FAA issued several Airworthiness Directives ("ADs") in 1990 mandating changes to maintenance programs for older aircraft to ensure that the oldest portion of the nation's fleet remains airworthy. The FAA required that these older aircraft undergo extensive structural modifications before the later of the accumulation of a designated number of flight cycles or 1994 deadlines established by the various ADs. Most of TWA's aircraft are currently affected by these aging aircraft ADs. TWA monitors its fleet of aircraft to ensure safety levels that meet or exceed those mandated by the FAA.

  Safety

     TWA is subject to FAA jurisdiction with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA requires TWA to obtain operating, airworthiness and other certificates that are subject to suspensions or revocation for cause. In addition, a combination of FAA and Occupational Safety and Health Administrative regulations on both federal and state levels apply to all of TWA's ground-based operations.

  Passenger Facilities Charges

     During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the FAA, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers and remitted to the airports, are limited to $3.00 per enplanement and to $12.00 per round trip, although Congress is currently considering allowing airports to raise the passenger facility charges. As a result of competitive pressure, TWA and other airlines have been limited in their ability to pass on the cost of the passenger facility charges to passengers through fare increases.

  Environmental

     TWA is subject to regulation under major environmental laws administered by state and federal agencies, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response
Compensation and Liability Act of 1980 and the Resource Conservation and Recovery Act ("RCRA"). In some locations there are also county and sanitary sewer district agencies that regulate TWA. TWA believes that it is in substantial compliance with applicable environmental regulations. See, however, "Item 3. Legal Proceedings."

  Foreign Ownership of Shares

     The Federal Aviation Act of 1958 generally prohibits non-U.S. citizens from owning more than 25% of the voting interest in U.S. air carriers, including TWA.

INSURANCE

     TWA maintains commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets. TWA's policies include coverage for losses resulting from the physical destruction of or damage to TWA's owned and leased aircraft, as well as losses arising from bodily injury, property damage and personal injury to third parties for which TWA becomes legally obligated to pay. TWA maintains aircraft third party and airline general third party liability insurance with a combined single limit of $1.25 billion per occurrence. Management believes that TWA's commercial airline insurance policies are generally consistent with those of other U.S.-domiciled scheduled passenger air carriers operating similar aircraft over similar routes.

CORPORATE REORGANIZATIONS

     During the early 1990s, the U.S. airline industry, including TWA, experienced unprecedented losses, which were largely attributable to, among other things, the Persian Gulf War (which caused a substantial increase in fuel costs and reduction in travel demand due to concerns over terrorism), recessions in the United States and Europe and significant industry-wide fare discounting resulting from another U.S. airline's attempt to introduce a new pricing structure into the domestic airline business. In addition, TWA owed significant amounts as a result of the leveraged acquisition in 1986 of a controlling interest in TWA by Carl Icahn. The substantial losses sustained by TWA during this period, coupled with TWA's excessive debt obligations, made it necessary for TWA to restructure its debt obligations and equity, lower its labor costs and severely reduce its capital outlays.

     On November 3, 1993, TWA emerged from the protection of Chapter 11 of the United States Bankruptcy Code pursuant to a bankruptcy case filed on January 31, 1992. Notwithstanding the reduction in levels of debt and obligations achieved through the 1993 reorganization, TWA emerged from the 1993 reorganization in a highly leveraged position and, despite progress in increasing revenues and reducing costs, continued to experience significant operating losses.

     On August 23, 1995, TWA emerged from the protection of a second Chapter 11 proceeding pursuant to a bankruptcy case filed on June 30, 1995. In connection with the 1995 reorganization, TWA:

     * exchanged certain of its then outstanding debt securities for a combination of newly issued preferred stock, common stock, warrants and rights to purchase common stock and debt securities,
     * converted its then outstanding preferred stock to shares of common stock, warrants and rights to purchase common stock,
     * obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases,
     * obtained an extension of the term of the approximately $190 million principal amount of the loans from the entities associated with Mr. Icahn, TWA's former Chairman,
     * effected a reverse stock split of its then outstanding common stock and exchanged these shares for common stock,
     * raised approximately $52 million through an equity rights offering,
     * distributed certain warrants to its then current equity holders and certain creditors, and
     * implemented certain amendments to its certificate of incorporation relating to the recapitalization and various corporate governance matters.

     In connection with and as a precondition to the 1995 reorganization, in August and September of 1994, TWA entered into the 1994 labor agreements, amending existing collective bargaining agreements, with the IAM, ALPA and IFFA, the three labor unions who then represented approximately 84% of TWA's employees. The 1994 labor agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including elimination of so-called "snapbacks," i.e., the automatic restoration of wage reductions granted in these agreements at the end of their term to levels that prevailed before the concessionary agreement. During 1994 and 1995, TWA also implemented a number of similar cost saving initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and continuing wage reductions that had been scheduled to expire. (See "Employees")

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1998, TWA operated a fleet of 185 aircraft, of which 15 were owned by TWA and 170 were leased. The aircraft in TWA's active operating fleet as of December 31, 1998 are listed below:

                                                                         SEATS IN
                                                         AVERAGE AGE     STANDARD
                                                         OF AIRCRAFT       TWA
TYPE                 OWNED<F2>   LEASED      TOTAL<F3>   (IN YEARS)    CONFIGURATION
----------------     ---------   ------      ---------   -----------   -------------
DC-9-10<F1>              2          3            5          32.2             77
DC-9-30/40<F1>           -         38           38          28.9            100
DC-9-50                  -         12           12          21.9            115
MD-80/82                 -         40           40          14.1            140
MD-83                    -         25           35           6.4            142
727-200<F1>              4         19           23          21.5            145
757                      -         16           16           1.7            180
767-200                  9          3           12          15.5            192
767-300                  -          4            4           4.0            233
                     -----------------------------------------------
  Total                 15        170          185          16.2
                     ===============================================

____________

<F1> Excludes the following aircraft that are not in the active fleet:
     four B-727-100s, eight B-727-200s, six 747-100s, one 747-200, seven L-1011s, one DC-9-10 and one DC-9-30.
<F2> TWA has pledged a substantial portion of its owned aircraft to secure its debt.
<F3> For information concerning compliance of the above-referenced aircraft with the Noise Act, see "Regulatory Matters -- Noise
     Abatement."

     For a discussion of TWA's fleet restructuring plans, see "Business Strategy -- Fleet Upgrade and Simplification."

REAL PROPERTY

     TWA uses or has rights to use airport and terminal facilities located in or near the cities it serves under lease agreements or other arrangements with the governmental authorities exercising control over these facilities.

     At St. Louis, TWA has preferential use rights to 57 gates and 40 ticket counter positions, and ramp, baggage and other supporting ground facility space. At JFK, although TWA leases Terminals 5 and 6, for a total of 29 gates, 96 ticket counter positions and ramp, baggage and other supporting ground facility space, TWA operates out of one passenger terminal facility (Terminal 5). TWA leases both Terminal 5 and Terminal 6 as a holdover tenant pursuant to expired agreements of a lease with the Port Authority of New York and New Jersey. These holdover tenancies are with the consent of the Port Authority pursuant to a Term Sheet dated August 12, 1993, which extended TWA's right to occupy Terminals 5 and 6 so long as TWA paid the rent set forth in the Term Sheet, made certain specified financed improvements to Terminals 5 and 6 and was otherwise in compliance with the expired leases. TWA's tenancy is currently on a month-to-month basis and no lease has been signed. TWA has currently subleased approximately half of the gates in Terminal 6 to other carriers.

     TWA's overhaul base is located on approximately 250 acres of leased property at the Kansas City International Airport, Kansas City, Missouri. The overhaul base is the principal base where TWA performs major maintenance and repair services for its aircraft fleet. The overhaul base is owned by the city of Kansas City, Missouri and leased to TWA along with other facilities until May 31, 2000. For a description of certain environmental corrective actions that TWA anticipates will be required at the overhaul base, see "Item 3. Legal Proceedings."

     TWA leases office space and other facilities in a number of locations in the United States and abroad. In December 1993, pursuant to a sale/leaseback transaction with the city of St. Louis, TWA leased a two-story ground operations building near the St. Louis airport and an adjacent 165,000 square foot, five-story flight training facility. The lease of these properties is covered under a month-to-month agreement that renews automatically so long as TWA is not in default, until its expiration on December 31, 2005. The lease is subject to early termination in the event of certain events of default, including non-payment of rents, cessation of service, failure to maintain corporate headquarters within the city or County of St. Louis or failure to maintain a reservations office within the city of St. Louis. TWA's St. Louis area reservation facility and customer relations department is located in approximately 48,000 square feet in the city of St. Louis, Missouri. In June 1996, TWA opened a new reservation facility in Norfolk, Virginia, comprised of approximately 40,000 square feet and having 455 work stations. The facility is leased for a 25 year term.

     TWA's corporate headquarters are located at One City Centre, 515
N. Sixth Street, St. Louis, Missouri, where TWA has subleased approximately 56,700 square feet through February 28, 2000.

ITEM 3.  LEGAL PROCEEDINGS

  Icahn Litigation

     On June 14, 1995, TWA signed the Extension and Consent Agreement with Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, to extend the term of certain financing provided by Karabu (the "Icahn Loans"). In consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into a 99-month ticket agreement, which permitted Karabu to purchase two categories of discounted tickets:
(1)"domestic consolidator tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for the next seven consecutive years through the term of the ticket agreement), and
(2)"system tickets," which are not subject to any cap throughout the term of the ticket agreement.

     Tickets sold by TWA to Karabu pursuant to the ticket agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes that applicable provisions of the ticket agreement do not allow Karabu to market or sell system tickets through travel agents or directly to the general public. Karabu, however, has been marketing system tickets through travel agents and directly to the general public. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with TWA's interpretation concerning sales through travel agents or directly to the general public. In December 1995, TWA filed a lawsuit against Karabu, Mr. Icahn, and certain affiliated companies seeking damages and to enjoin further violations of the ticket agreement. Mr. Icahn countered by threatening to file his own lawsuit and to declare a default on the loans from entities related to Mr. Icahn, which financing was then secured by certain receivables and flight equipment. Mr. Icahn's position was based upon a variety of claims related to his interpretations of the security agreement, as well as, with respect to certain alleged violations of the ticket agreement by TWA. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn, while TWA and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims.

     On March 20, 1996, TWA filed a petition in the Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Mr. Icahn, Karabu and certain other entities affiliated with Mr. Icahn. The TWA petition alleged that the defendants are violating the ticket agreement and otherwise tortiously interfering with TWA's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the ticket agreement to the general public. The TWA petition sought a declaratory judgment finding that the defendants have violated the ticket agreement, and also sought liquidated, compensatory and punitive damages, in addition to TWA's costs and attorney's fees. On May 7, 1998 the court denied the TWA petition and dismissed the defendants' counterclaims. The court concluded that the defendants could sell discount tickets under the ticket agreement to any person who actually uses the ticket, including non-business travelers, and that the defendants had not breached the ticket agreement. No damages were assessed in respect to either plaintiff's or defendants' petitions.

     The court's ruling could have an adverse effect on revenue, which could be significant but the impact of which will depend on a number of factors, including yield, load factors and whether any resulting incremental sales by the defendants will be to passengers that would not otherwise have flown on TWA. The defendants moved to amend or modify the court's ruling to include a declaratory judgment that the defendants are permitted to sell tickets to any person for any purpose, which could include use by the purchaser's family members or friends. TWA opposed the motion and requested that the court clarify the ruling to limit its scope consistent with the reasoning set forth in the decision, specifically so that the person purchasing the ticket must use the ticket (with certain enumerated exceptions) and may not purchase a ticket for any other person. The court denied both motions on June 25, 1998. TWA has appealed the denial of its motion for clarification and the court's original ruling.

     Although TWA intends to press its claims vigorously, it is possible that Karabu's interpretation of the ticket agreement regarding system discount ticket sales by the defendants through travel agents or directly to the general public could be determined, either by a court or otherwise, to be correct. In such event, unless TWA took appropriate action to mitigate the effect of these sales, TWA could suffer loss of revenue and reduced overall passenger yields on a continuing basis during the term of the ticket agreement.

  Other Actions

     On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. While TWA is currently a defendant in a number of lawsuits relating to the crash, TWA maintains substantial insurance coverage and management believes that TWA's insurance coverage is more than sufficient to cover the claims arising from the crash. In addition, TWA has entered into agreements that limit the amount of TWA's exposure to such claims and that significantly reduce the amounts charged or reserved under applicable insurance policies as a result of the crash of Flight 800. Based on the insurance coverage maintained by TWA and those agreements, TWA believes that the resolution of these claims will have no material impact on the financial condition of TWA or its results of operations. TWA is unable to identify or predict the extent of any adverse effect on its revenues, yields or results of operations which has resulted or may result from the public perception of the crash or from any future findings by the National Transportation Safety Board.

     On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's overhaul base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. This consent agreement and consent order were terminated on July 24, 1998. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. The two major requirements of the administrative order of consent, the RCRA Facility Investigation Report and the Corrective Measures Study, were approved by EPA and the Missouri Department of Natural Resources ("MDNR") in October of 1995 and August of 1997, respectively. On August 7, 1998, MDNR and EPA issued a RCRA Part B post-closure permit ("Permit") for post-closure care of regulated units and Corrective Measures Implementation ("CMI") activities at the maintenance base. This Permit continues activities initiated under the consent agreements. TWA presently estimates the cost of the post-closure care and CMI activities to be approximately $4.7 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of remedial systems. Although TWA believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future that could have a material adverse effect on the results of operations or financial condition of TWA. However, TWA believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on TWA's knowledge of similar environmental sites.

     In connection with certain wage scale adjustments afforded to TWA's non-contract employees, employees previously represented by IFFA asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if fully sustained, would require TWA to provide additional compensation to these employees. The Eighth Circuit Court of Appeals upheld a district court ruling that affirmed the arbitrator's award. TWA has filed a motion before the District Court for the Eastern District of Missouri seeking referral of the matter to the System Board of Adjustment for determination on TWA's claim that, to the extent it was unsuccessful on the merits, actions taken by TWA following issuance of the arbitrator's award and in accordance with the arbitrator's opinion have substantially, if not totally, mitigated potential damages. Accordingly, the Company has not recorded any liability for this litigation. The IAM (now collective bargaining agent for employees formerly represented by IFFA) has filed a motion requesting the district court to hold TWA in contempt of court and to order TWA to implement the arbitration award. TWA believes that pending the district court's ruling on TWA's motion to remand, TWA is not required to implement the arbitration award and the IAM's motion is without merit. The amount, if any, due under the award is incapable of being determined pending the district court's ruling on TWA's motion and, if remanded, the decision of the System Board of Adjustment.

     TWA is also defending a number of other actions that have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of TWA does not believe may reasonably be expected to be materially adverse.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No meeting of security holders was held during the fourth quarter of 1998.

                              PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     The common stock is listed for trading on the American Stock
Exchange. The following table sets forth the range of high and low prices for shares of the common stock (as reported in The Wall Street Journal) for the periods indicated:

PERIOD                                         HIGH                  LOW
------                                         ----                  ---
1997
      First Quarter                            $8.437              $5.1875
      Second Quarter                          10.8125                5.875
      Third Quarter                              8.75                 6.00
      Fourth Quarter                          12.3125                 6.50
1998
      First Quarter                            15.125                 9.25
      Second Quarter                             12.5                8.125
      Third Quarter                           11.1875               5.5625
      Fourth Quarter                            6.625               3.6875
1999
      First Quarter (through March 16, 1999)     7.75               4.0625

     Since 1978, the Company has not paid any cash dividends on any of its common stock. The Company currently plans to retain all earnings to finance its business and to reduce its leverage rather than paying cash dividends on the common stock. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of TWA, as well as other factors deemed relevant by its Board of Directors, including applicable restrictions in various agreements relating to indebtedness.

     As of February 28, 1999, there were (i) 58,252,305 shares of the Company's common stock outstanding and 24,786 holders of record of the common stock, and (ii) 5,946,355 shares of Employee Preferred Stock issued and outstanding and nine holders of record of the Employee Preferred Stock.

SALES OF UNREGISTERED SECURITIES

     In April 1998, the Company issued in a private placement $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes") to the owners of three used B-767-231 ETOPS aircraft and six associated engines (the "April Aircraft") and to Lazard Freres & Co. ("Lazard") as partial consideration for the purchase of the April Aircraft. Lazard acted as placement agent for the transaction, which was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act. The April Equity Notes were convertible into shares of common stock of the Company. On July 6, 1998, a registration statement on Form S-3 (Reg. No. 333-56991) with respect to offers and sales of shares of the restricted common stock to be issued upon conversion of the April Equity Notes became effective. On July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of restricted common stock at a price of 95% of the average of the closing price of the common stock on the American Stock Exchange for the 20 consecutive trading days prior to conversion, which price equaled $9.663.

     In June 1998, the Company issued in a private placement $13.0 million principal amount of the 10 1/4% Mandatory Conversion Equity Notes due 1999 (the "10 1/4% Equity Notes") to the owners of one used B-767-231 ETOPS aircraft and two associated engines (collectively, the "June Aircraft") as partial consideration for the purchase of the June Aircraft. The transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) of the Act. The 10 1/4% Equity Notes were convertible into shares of common stock of the Company. On July 10, 1998, a registration statement on Form S-3 (Reg. No. 333-58481) with respect to offers and sales of shares of the restricted common stock to be issued upon conversion of the 10 1/4% Equity Notes became effective. On July 13, 1998 the 10 1/4% Equity Notes were converted into 1,225,719 shares of restricted common stock at the closing price of the common stock on the American Stock Exchange on the day prior to conversion, which price equaled $10.6875, plus interest of $7.6875 per $1,000 face amount of the 10 1/4% Equity Notes.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below relate to periods in the years ended December 31, 1998, 1997 and 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994. This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements. The consolidated financial data for the above periods was derived from the audited consolidated financial statements of the Company. Certain amounts have been reclassified to conform with presentations adopted in 1998.

     TWA underwent Chapter 11 reorganization in 1995. As a result of the 1995 reorganization, TWA has applied fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," which resulted in a new reporting entity for accounting purposes. TWA also adjusted its assets and liabilities to reflect fair values on the effective date of the 1995 reorganization, which for accounting purposes occurred September 1, 1995. Because of the application of fresh start reporting, TWA's consolidated financial statements for periods after the 1995 reorganization are not comparable in all respects to the financial statements for periods before the reorganization. The vertical black lines in the following tables separate these periods. TWA has not presented earnings per share of the predecessor company, as it believes these amounts are not meaningful.

                                                         REORGANIZED COMPANY                    PREDECESSOR COMPANY
                                   ---------------------------------------------------------  ----------------------------
                                      YEAR           YEAR           YEAR        FOUR MONTHS   EIGHT MONTHS       YEAR
                                      ENDED          ENDED          ENDED          ENDED         ENDED           ENDED
                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 31,     DECEMBER 31,
                                      1998           1997           1996           1995           1995           1994
                                   ------------   ------------   ------------   ------------  ------------    ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF
OPERATIONS DATA:
Operating revenues                 $3,259,147     $3,327,952     $3,554,407     $1,098,474     $2,218,355     $3,407,702
Operating income
 (loss)<F1>                           (65,159)       (29,260)      (198,527)        10,446         14,642       (279,494)
Loss before income taxes
 and extraordinary
 items<F2>                           (107,169)       (89,335)      (274,577)       (32,268)      (338,309)      (432,869)
Provision (credit) for
 income taxes                             243            527            450          1,370            (96)           960
Loss before
 extraordinary items                 (107,412)       (89,862)      (275,027)       (33,638)      (338,213)      (433,829)
Extraordinary items,
 net of income
 taxes<F3>                            (13,069)       (20,973)        (9,788)         3,500        140,898         (2,005)
Net loss                             (120,481)      (110,835)      (284,815)       (30,138)      (197,315)      (435,834)
Ratio of earnings to combined
 fixed charges and preferred
 stock dividends<F4>                        -              -              -              -              -              -
Per share amounts<F5>:
 Loss before
  extraordinary
  items                                $(2.14)        $(1.98)        $(6.60)        $(1.15)
 Net loss                               (2.35)         (2.37)         (7.27)         (1.05)

                                                                                                                   PREDECESSOR
                                                                     REORGANIZED COMPANY                             COMPANY
                                                  -------------------------------------------------------          -----------
                                                                                   DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                     1998           1997           1996           1995                 1994
                                                  ----------     ----------     ----------     ----------          -----------
                                                                                (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents                         $  252,408     $  237,765     $  181,586     $  304,340          $   138,531
Current assets                                       605,414        632,957        625,745        737,301              603,806
Net working capital (deficiency)                    (397,425)      (303,988)      (336,416)       (81,913)          (1,238,216)
Flight equipment, net                                514,298        626,382        472,495        455,434              508,625
Total property and equipment, net                    620,030        741,765        614,207        600,066              693,045
Intangible assets, net                             1,055,544      1,118,864      1,184,786      1,275,995              921,659
Total assets                                       2,554,623      2,773,848      2,681,939      2,868,211            2,512,435
Current maturities of long-term debt and
 capital leases<F6>                                  149,403         88,460        134,948        110,401            1,149,739
Long-term debt, less current maturities<F6>          572,372        736,540        608,485        764,031                    -
Long-term obligations under capital leases,
 less current maturities                             163,046        182,922        220,790        259,630              339,895
Shareholders' equity (deficiency)<F7>                185,322        268,284        238,105        302,855             (417,476)

_______

<F1> Includes special charges of $42.6 million in 1998, $85.9 million in 1996, $1.7 million in the eight months ended August 31, 1995 and $138.8 million in 1994. For a discussion of these and other non-recurring items, see Note 14 to the consolidated financial statements.

<F2> The eight months ended August 31, 1995 include charges of $242.2 million related to reorganization items.

<F3> The extraordinary items in 1998, 1997 and 1996 are the result of the early extinguishment of certain debt. The extraordinary item in the four months ended December 31, 1995 was the result of the settlement of a debt of a subsidiary, while the extraordinary item in the eight months ended August 31, 1995 represents the gain on the discharge of indebtedness pursuant to the consummation of the 1995 reorganization. The extraordinary item in 1994 represents the charge for a prepayment premium related to the sale and leaseback of four MD-80 aircraft.

<F4> For purposes of determining the ratio of earnings to combined fixed charges and preferred stock dividends; "earnings" consist of earnings before income taxes, extraordinary items and fixed charges (excluding capitalized interest); "fixed charges" consist of interest (including capitalized interest) on all debt and that portion of rental expense management believes to be representative of interest and "preferred stock dividends" consist of preferred stock dividend requirements divided by the after-tax effective rate. Earnings were not sufficient to cover combined fixed charges and preferred stock dividends as follows (in millions): for the years ended December 31, 1998, 1997 and 1996, and for the four months ended December 31, 1995, $152.7, $120.5, $340.1 and $40.1, respectively.

<F5> No effect has been given to stock options, warrants, convertible preferred stock or potential issuances of additional employee preferred stock, as the impact would have been anti-dilutive; accordingly, basic and diluted per share amounts are the same for all periods presented.

<F6> Long-term debt in 1994 was reclassified to current maturities as a result of certain alleged defaults and payment defaults.

<F7> No dividends were paid on TWA's outstanding common stock during the periods presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future financial condition or results of operations. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to risks, uncertainties and assumptions that could cause actual results to differ from those in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them whether as a result of new information, future events or otherwise.


GENERAL

     TWA operates in an intensely competitive environment. The Company competes with one or more major airlines on most of its routes (including all routes between major cities). The airline industry has consolidated as a result of mergers and liquidations and more recently through alliances, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence, thereby strengthening their overall operations, by transporting passengers connecting with or otherwise traveling on the alliance carriers. Such alliances could further intensify the competitive environment.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. TWA's current IAM contracts limit TWA from directly competing with regional jets in these markets.

     These issues represent a competitive challenge for the Company, which has higher operating costs than many regional carriers and fewer financial resources than many of its major competitors. Small fluctuations in RASM and CASM can significantly affect TWA's financial results. The Company has experienced significant operating losses on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. TWA expects the airline industry will remain extremely competitive for the foreseeable future.

     The Company continues to focus on implementing several strategic initiatives to improve operational reliability and schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity. Key initiatives currently in progress include:

     *    modernizing its fleet;
     *    focusing on improved productivity;
     * implementing a series of revenue-enhancing marketing initiatives to attract higher-yield business travelers;
     * implementing a number of employee-related initiatives to reinforce the Company's focus on operational performance; and
     *    optimizing TWA's route structure.

TWA faces a number of uncertainties that may adversely affect its future results of operations, including:

     * insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
     * governmental limitations on the ability of TWA to service certain airports and/or foreign markets;
     * regulatory requirements necessitating additional capital or operating expenditures;
     *    pricing and scheduling initiatives by competitors;
     *    the availability and cost of capital;
     *    increases in fuel and other operating costs;
     *    the outcome of certain ongoing labor negotiations; and
     * the adverse effects on yield of the continued implementation of a discount ticket program between TWA and Karabu Corporation, a company controlled by Carl Icahn, on the terms currently applied by Karabu. (TWA believes these terms are inconsistent with, and in violation of, the ticket agreement governing this program.) (See "Part I, Item 3. Legal Proceedings.")

TWA is unable to predict the potential affect of any of these uncertainties upon its future results of operations.


Labor Costs

     Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over the next four years that will result in wages for TWA's pilots improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA also will distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash.

     Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM have agreed that the net overtime bonus owed to the IAM is $25.5 million, which amount TWA previously provided and reflected as a liability in its financial statements. The obligation is payable in three equal annual installments, and TWA made the first payment on October 15, 1998.

     TWA also entered into agreements subsequent to the 1992 labor agreements that provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in the previous paragraph. These adjustments equated to a 4.814% increase which management made effective for all employee groups on September 1, 1998, except for pilots whose contract provided for separate increases also effective September 1, 1998, and the officers of TWA who did not receive the increase. Management intends that the 4.814% salary adjustments will be part of any percentage increase that would be incorporated in contract amendments currently being negotiated.

     There are certain issues relating to agreements with employees, the resolution of which could result in significant non-cash charges to future operating results of TWA. Shares granted or purchased at a discount under the ESIP will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the ESIP's remaining target prices for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $103.4 million based upon these target prices and the number of shares of common stock and Employee Preferred Stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of the TWA common stock exceeds certain target prices.

     In connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by IFFA have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require TWA to provide additional compensation to these employees. The Eighth
Circuit Court of Appeals upheld a district court ruling that affirmed the arbitrator's award. TWA has filed a motion before the District Court for the Eastern District of Missouri seeking referral of the matter to the System Board of Adjustment for determination on TWA's claim that, to the extent it was unsuccessful on the merits, actions taken by TWA following issuance of the arbitrator's award and in accordance with the arbitrator's opinion have substantially, if not totally, mitigated potential damages. Accordingly, the Company has not recorded any liability for this litigation. The IAM (now collective bargaining agent for employees formerly represented by IFFA) has filed a motion requesting the district court to hold TWA in contempt of court and to order TWA to implement the arbitration award. TWA believes that pending the district court's ruling on TWA's motion to remand, TWA is not required to implement the arbitration award and the IAM's motion is without merit. The amount, if any, due under the award is incapable of being determined pending the district court's ruling on TWA's motion and, if remanded, the decision of the System Board of Adjustment.

     TWA is currently engaged in negotiations with its flight attendants and ground employees on new collective bargaining agreements and expects that the new agreements with these employees will likely result in additional increases in wage rates. TWA believes it is essential that its labor costs remain favorable in comparison to its largest competitors. The Company will seek to continue to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses.

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


Seasonality

     Due to the greater demand for air travel during the summer months, airline industry revenues for the third quarter of the year are generally significantly greater than revenues in the first and fourth quarters of the year and moderately greater than revenues in the second quarter of the year. In the last two years, TWA has attempted to reduce the seasonal nature of its business through an acceleration of its fleet renewal program, a decrease in international operations, and the restructuring of its JFK operations, with the result that the difference between TWA's seasonal average daily peak and trough capacities relating to available seat miles ("ASMs") has dropped from 20.8% in 1996 and 16.9% in 1997 to 3.9% in 1998. TWA anticipates that the seasonal variability of its financial performance will be reduced (but not eliminated) as a result of these changes; however, there can be no assurance that this deseasonalization will occur.

     TWA's passenger traffic data, for scheduled passengers only, are shown in the table below for the indicated periods<F1>:

                                                                   1998                    1997                    1996
                                                                 -------                 -------                 -------
NORTH AMERICA
Passenger revenues ($ millions)                                  $ 2,562                 $ 2,512                 $ 2,515
Revenue passenger miles (millions)<F2>                            20,132                  19,737                  19,513
Available seat miles (millions)<F3>                               28,796                  29,341                  30,201
Passenger load factor <F4>                                          69.9%                   67.3%                   64.6%
Passenger yield (cents)<F5>                                        12.72 cents             12.73 cents             12.89 cents
Passenger revenue per available seat mile (cents) <F6>              8.90 cents              8.56 cents              8.33 cents

INTERNATIONAL
Passenger revenues ($ millions)                                  $   333                 $   412                 $   563
Revenue passenger miles (millions)<F2>                             4,290                   5,363                   7,598
Available seat miles (millions)<F3>                                5,657                   7,093                  10,393
Passenger load factor <F4>                                          75.8%                   75.6%                   73.1%
Passenger yield (cents)<F5>                                         7.77 cents              7.68 cents              7.41 cents
Passenger revenue per available seat mile (cents)<F6>               5.89 cents              5.81 cents              5.42 cents

TOTAL SYSTEM
Passenger revenues ($millions)                                   $ 2,895                 $ 2,924                 $ 3,078
Revenue passenger miles (millions)<F2>                            24,422                  25,100                  27,111
Available seat miles (millions)<F3>                               34,453                  36,434                  40,594
Passenger load factor <F4>                                          70.9%                   68.9%                   66.8%
Passenger yield (cents)<F5>                                        11.85 cents             11.65 cents             11.35 cents
Passenger revenue per available seat mile (cents)<F6>               8.40 cents              8.03 cents              7.58 cents
Operating cost per available seat mile (cents)<F7>                  9.23 cents              8.98 cents              8.76 cents
Average daily utilization per aircraft (hours)<F8>                  9.77                    9.38                    9.63
Aircraft in fleet being operated at end of year                      185                     185                     192

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


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
COMPARED TO THE FISCAL YEAR ENDED DECEMBER  31, 1997

     Total operating revenues of $3,259.1 million for 1998 were $68.9 million or 2.1% less than the total operating revenues of $3,328.0 million for the year ended December 31, 1997. The decrease was primarily reflected in TWA passenger revenues, which were $28.8 million less than in 1997; domestic passenger revenue increased year over year by $49.7 million, however, international passenger revenue decreased by $78.5 million resulting from the reduction of certain unprofitable international operations and the planned reduction in capacity as the Company replaced older L-1011 and B-747 aircraft with new B-757 and B-767 aircraft on many routes. Revenue from freight and mail also decreased $24.3 million as a result of the reduction in capacity. Additionally, revenues from contract work decreased $8.6 million primarily due to an overall reduction in third party maintenance as the Company focused its resources on maintenance of its own aircraft.

     As a result of the Company's planned retirement of older widebody aircraft and elimination of unprofitable services, capacity and traffic decreased in 1998 as compared to 1997. System-wide capacity, measured in available seat miles flown in scheduled service, decreased by 5.4% in 1998 as compared to 1997 (reflecting a 1.9% decrease in domestic available seat miles and a 20.2% decrease in international available seat miles). This capacity change reflects the continued planned "leveling" of TWA's seasonal schedules and the reduction in international operations. Passenger traffic volume, as measured by total revenue passenger miles in scheduled service, decreased 2.7% in 1998 over 1997. Passenger load factor for 1998 was 70.9% compared to 68.9% in 1997. TWA's yield per revenue passenger mile increased to 11.85 cents in 1998 from 11.65 cents in 1997. Overall, revenues generated as a result of moderate year over year increases in load factor and yield from 1997 to 1998, while reflecting TWA's emphasis on improving system yield, were not sufficient to offset the decline in capacity.

     Operating expenses decreased to $3,324.3 million (including $42.6 million in special charges) in 1998, $32.9 million (1.0%) less than the total operating expenses of $3,357.2 million for the year ended December 31, 1997, representing a net change in the following expense groups:

     * Salaries, wages and benefits of $1,198.9 million for 1998 were $25.2 million (2.1%) less than 1997, primarily due to a decrease in the average number of employees, offset by increases in wage rates. The average number of employees declined 6.1% to 21,981 in 1998 as compared to 23,413 in 1997. A reduction of the number of employees occurred in several areas, particularly those impacted by the reduction in flying or maintenance of older narrow and widebody aircraft.

     * Earned stock compensation charges of $27.5 million for 1998 versus $4.2 million for 1997 represent the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the 1995 reorganization. The 1998 charge is related to incentive shares issued in July 1998 under the ESIP as a result of the achievement of certain common stock target prices in February and March 1998. The 1997 charge is related to the allocation of shares to the pilots' employee benefit plan (the "ESOP"), which became fully allocated in 1997.

     * Aircraft fuel and oil expense of $344.6 million for 1998 was $136.3 million (28.3%) less than expenses of $480.9 million for 1997. Approximately $100.9 million of the decrease was due to a reduction in the average cost of fuel from 65.9 cents per gallon in 1997 to 51.0 cents per gallon in 1998. The remaining $35.4 million decrease was due to the reduction in gallons consumed (675.8 million gallons in 1998 compared to 730.3 million gallons in 1997) resulting from the replacement of B-747, L-1011 and B-727 aircraft with more fuel efficient B-757, B-767 and MD-80 aircraft and the elimination of certain unprofitable international routes.

     * Passenger sales commission expense of $197.9 million for 1998 was $44.2 million (18.3%) less than the expense of $242.1 million in 1997 primarily due to:
               (1) a 23.9% decrease in average domestic commission rates due to a reduction in domestic base commission rates in October 1997 and a commission cap implemented in May 1998;
               (2) a 7.8% decrease in domestic commissionable tickets sold during 1998 versus 1997, resulting in part from an increase in electronic ticketing; and
               (3) a decrease in commissions on international passenger revenues, which declined 19.1% as the Company continued to restructure its international operations.

     * Aircraft maintenance material and repairs expense of $129.7 million for 1998 represented a decrease of $8.7 million (6.3%) from $138.4 million for 1997. The decrease was primarily the result of higher levels of maintenance on narrow-body aircraft during 1997, reduced material usage on wide-body aircraft and engines in 1998 due to the retirement of the B-747 and L-1011 fleets, a reduction in unprofitable contract maintenance work performed on both government and commercial aircraft and engines, and the effect of adding new lower maintenance B-757, B-767 and MD-80 aircraft to the fleet.

     * Depreciation and amortization expense increased $2.6 million (1.7%) in 1998 to $153.0 million compared to $150.4 million in 1997. Depreciation of aircraft increased $7.7 million primarily as a result of the purchase of five B-767 aircraft previously leased by TWA under operating leases from the end of 1997 through the first six months of 1998, which was partially offset by reduced depreciation, amortization and obsolescence provided for the B-747 and L-1011 fleets, which were retired.

     * Operating lease rentals of $458.3 million for 1998 were $87.5 million (23.6%) more than the rentals of $370.8 million for 1997. Aircraft lease rentals increased $68.3 million versus 1997 reflecting additional new B-757 and MD-80 aircraft leases in 1998 which replaced older L-1011 and B-747 wide-body aircraft and B-727 aircraft retired from the fleet. The remainder of the increase ($19.2 million) related to a non-recurring charge of $9.0 million for certain retroactive facilities rentals in addition to increased space rentals at other airports.

     * Passenger food and beverage expense of $89.0 million during 1998 represented an increase of $5.8 million (7.0%) from $83.2 million during 1997. The increase was related to a significant increase of 35.8% in first class enplaned passengers and associated improved menu offerings primarily in TWA's domestic First Class ("Trans World First") and international business ("Trans World One") services partially offset by a slight decline in coach enplaned passengers of 2.7% and selective menu changes to mitigate the overall cost impact. Overall, 1998 scheduled boardings were 2.3% higher than 1997 boardings.

     During the fourth quarter of 1998, special charges of $42.6 million were recorded in connection with the elimination of excess overhead items and the Company's ongoing fleet renewal program. These charges included $25.0 million related to the planned retirement of B-727 and non-hushkitted DC-9 fleets and $17.6 million for the ongoing restructuring of international operations and the closure of the Los Angeles reservations office, both of which include significant employee severance costs. See Note 14 to the consolidated financial statements for a further discussion of these special charges.

     All other operating expenses increased $19.6 million (3.0%) to $682.7 million in 1998 from $663.1 million during the year ended December 31, 1997. Expenses increased in several categories including computerized reservation system fees ($11.0 million), Worldspan transaction fees ($5.6 million), advertising and publicity primarily associated with the launch of new TWA services including "Trans World First", "TWQ" and the "Aviators" frequent flier program ($5.9 million), legal fees and expenses ($7.3 million) and uncollectible accounts ($3.2 million). Offsetting decreases occurred as a result of lower insurance premiums and uninsured losses ($9.8 million) and expenses related to TWA's subsidiary, Getaway Vacations, ($5.9 million).

     Other charges (credits) were a net charge of $42.0 million for 1998, compared to $60.1 million for 1997. Interest expense increased
$2.9 million in 1998 over 1997 as a result of the addition of new debt during 1998 and the latter part of 1997. Interest and investment income increased by $10.4 million in 1998 primarily as a result of higher levels of invested funds. Dispositions of assets resulted in net gains of $20.1 million in 1998, compared to $16.0 million in 1997. The net gains in 1998 primarily included the sale of certain retired, wide-body aircraft, engines and other surplus equipment while the net gains in 1997 related to the sale of three gates at Newark International Airport and spare flight equipment. Other charges and credits-net improved by $6.4 million to a net credit of $29.8 million for 1998 from a net credit of $23.4 million for 1997. In May 1998, the U.S. Supreme Court refused to hear an appeal of a decision reversing a 1991 judgment against TWA in an action brought by Travellers. Accordingly, a cash undertaking previously posted by TWA of $13.7 million was returned to TWA in June 1998 and recorded as a credit in the second quarter. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the promissory notes issued to the Pension Benefit Guaranty Corporation
("PBGC Notes") pursuant to a pre-existing agreement. Partially offsetting this favorable change was a decrease in TWA's equity in the earnings of Worldspan ($2.2 million) and an increase in provisions for losses resulting from claims and litigation judgments against TWA ($1.2 million).

     The provision for income taxes in 1998 and 1997 related primarily to foreign taxes. In future periods, the amortization of reorganization value in excess of amounts allocable to identifiable assets and certain other non-deductible items will likely result in the Company's effective tax rate for financial reporting purposes exceeding statutory rates, notwithstanding the Company's substantial net operating loss carryforwards. See Note 5 to the Consolidated Financial Statements.

     As a result of the above, the operating loss of $65.2 million for 1998 was $35.9 million greater than the operating loss of $29.3 million for 1997 and the net loss of $120.5 million for 1998 was $9.7 million greater than the net loss of $110.8 million for 1997. The operating and net losses for 1998 included special charges for nonrecurring items of $42.6 million as further described in Note 14 to the Consolidated Financial Statements. The 1998 net loss also included $13.1 million in extraordinary charges related to the early extinguishment of debt while the 1997 net loss included $21.0 million of such charges.


RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
COMPARED TO THE FISCAL YEAR ENDED DECEMBER31,1996

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

     Reflecting the Company's efforts to improve productivity and reduce operating costs, operating expenses declined to $3,357.2 million in 1997, $395.7 million (10.5%) lower than the total operating expenses of $3,752.9 million for the year ended December 31, 1996, representing a net change in the following expense groups:

     * Salaries, wages and benefits of $1,224.1 million for 1997 were $30.2 million (2.4%) less than 1996, primarily due to a decrease in the average number of employees. The average number of employees declined 3.5% to 23,413 in 1997 as compared to 24,254 in 1996. A reduction of the number of employees occurred in several areas, particularly those impacted by the reduction in flying or maintenance of older narrow and widebody aircraft.

     * Earned stock compensation charges of $4.2 million for 1997 and $9.1 million for 1996 represent primarily the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the 1995 reorganization. For a further discussion of future charges related to non-cash compensation, see Note 8 to the Consolidated Financial Statements.

     * Aircraft fuel and oil expense of $480.9 million for 1997 was $104.3 million (17.8%) less than expenses of $585.2 million for the year ended December 31, 1996. The decrease in expenses was primarily due to decreases in the price of fuel ($28.2 million) and in gallons consumed ($76.1 million).

     * Passenger sales commission expense of $242.1 million for 1997 was $26.0 million (9.7%) less than the expense of $268.1 million in 1996 primarily related to the $153.9 million decrease in TWA passenger revenues. Other factors contributing to the decrease were a reduction in commission rates in October 1997 and a decrease in the percentage of commissionable sales resulting in decreases in commission expense of $7.1 million and $3.2 million, respectively.

     * Aircraft maintenance materials and repairs expense of $138.4 million in 1997 represented a decrease of $69.8 million (33.5%) from $208.2 million for 1996. The decrease was primarily the result of higher levels of scheduled maintenance in 1996, including heavy maintenance, a 3.0% decrease in flying hours in 1997 versus 1996, addition of new aircraft and retirement of old aircraft from TWA's fleet, and a decrease in contract repair work performed by the Company for other air carriers and third parties. The average age of TWA's operating fleet decreased from 19.0 years at December 31, 1996 to 16.9 years at December 31, 1997.

     * Depreciation and amortization expense decreased $11.4 million from $161.8 million in 1996 to $150.4 million in 1997 primarily represented by decreases in the provision for obsolescence ($7.0 million), depreciation of aircraft ($3.0 million) and amortization of intangible assets ($1.2 million). The decrease in obsolescence was significantly related to the retirement of L-1011 and B-747 aircraft fleets and its replacement with newer aircraft fleets. The decrease in aircraft depreciation was related to B-727-200, B-747 and L-1011 fleets becoming fully depreciated partially offset by increased depreciation on B-757, B-767 and DC9-30 fleets related to new aircraft acquisitions and aircraft modifications on the DC9-30 aircraft associated with noise compliance and aging aircraft. The decrease in amortization of intangible assets was related to the 1996 write-off of the carrying value of TWA's New York to Athens route authority as a result of TWA's decision to discontinue unprofitable service to Athens and the sale of three gates at Newark International Airport in early 1997.

     * Operating lease rentals of $370.8 million for 1997 were $67.8 million (22.4%) more than the total rentals of $303.0 million for 1996. The increase was primarily due to an increase in the average number of aircraft under operating leases from 123 in 1996 to 137 in 1997 and higher lease rates attributed to the introduction of newer aircraft into the fleet.

     * Passenger food and beverage expense of $83.2 million in 1997 represented a decrease of $26.9 million (24.4%) from $110.1 million for the twelve months of 1996. The decrease was primarily due to a 29.7% reduction in the number of passengers boarded on international flights resulting from the 31.5% reduction in international scheduled ASMs together with savings derived from changes and improved efficiencies in food and beverage service.

     During the fourth quarter of 1996, special charges of $85.9 million were recorded in connection with the Company's decision to modify its international route structure and related aircraft fleet plan. The charges included a write-off of the carrying value of TWA's New York-Athens route authority ($26.7 million) and international employee severance liabilities ($5.5 million) related to the termination of service to Athens and Frankfurt. The 1996 special charges also included a reduction in carrying value of TWA's owned L-1011 and B-747 fleets ($32.2 million) and the related inventories ($21.5 million). These charges were based upon management's estimate of the amounts to be realized upon the disposition of these assets when removed from service. Actual amounts could materially differ from such estimates. See Note 14 to the Consolidated Financial Statements for a further discussion of these special charges.

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

     Other charges (credits) were a net charge of $60.1 million for 1997 as compared to $76.1 million for 1996. Interest expense decreased $12.8 million in 1997 over 1996 as a result of the reduction of debt arising from the 1995 restructuring and additional reductions of debt during 1997 and 1996. Interest income decreased by $8.8 million in 1997 primarily as a result of lower levels of invested funds. Dispositions of assets resulted in a net gain of $16.0 million in 1997, compared to a net loss of $1.1 million in 1996. The net gain in 1997 included $7.4 million from the sale of three gates at Newark International Airport and $8.6 million from the sale of aircraft, engines and other property. Other charges and credits-net were unfavorable by $5.2 million in 1997 compared to 1996, primarily due to a $1.2 million decline in foreign currency translation adjustments, a $1.7 million decrease in vendor discounts and a $2.5 million credit in 1996 to reflect a litigation settlement.

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

     As a result of the above, the operating loss of $29.3 million for 1997 was $169.2 million less than the operating loss of $198.5 million for 1996. The net loss of $110.8 million for 1997 was $174.0 million less than the net loss of $284.8 million for 1996. The operating and net losses for 1996 included special charges for nonrecurring items of $85.9 million as further described in Note 14 to the Consolidated Financial Statements. The 1996 net loss also included $9.8 million in extraordinary charges related to the early extinguishment of debt while the 1997 net loss included $21.0 million of such charges.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

     The Company's consolidated cash and cash equivalents balance at December 31, 1998 was $252.4 million, a $14.6 million increase from the December 31, 1997 balance of $237.8 million. The net increase in cash and cash equivalents during 1998 was due, in large part, to cash provided by financing activities of $131.9 million in 1998 versus $112.2 million in 1997. Sources of cash generated by financing activities included proceeds from the sale of notes of $144.9 million and $261.9 million from the sale and leaseback of certain aircraft and engines in 1998 versus proceeds of $277.7 million from notes and warrants issued, $17.6 million from the sale and leaseback of certain aircraft and $82.2 million from the sale of preferred stock in 1997. These proceeds were partially offset by the repayment of long-term debt and capital lease obligations of $254.0 million in 1998 versus $257.8 million in 1997.

     The unfavorable change in cash used by operating activities reflects an increase in the net loss from 1997 to 1998 of $9.7 million. Additionally, net discounted sales from tickets sold under the 99 month Karabu ticket program agreement between the Company and Karabu have been excluded from cash flows from operating activities as the related amounts were applied to reduce certain loans to the Company provided by Karabu (the "Icahn Loans") and the PBGC Notes. During 1998, $148.3 million of these proceeds was applied to reduce the PBGC Notes. In 1997, the proceeds applied to reduce the Icahn loans were $53.8 million in addition to $70.3 million applied to reduce the PBGC Notes. On December 30, 1997, TWA repaid the outstanding balance of the Icahn Loans out of the proceeds of a receivables securitization offering by the Company. In December 1998, the PBGC Note were paid in full primarily with the proceeds from ticket sales. Accordingly, proceeds from the sales of tickets under the Karabu ticket agreement are now paid directly to TWA. Accounts payable and accrued expenses also generated a use of cash in 1998 of $28.8 million primarily due to the timing of payments of certain obligations compared to providing cash in 1997 of $42.5 million.

     Cash used by investing activities was $34.6 million in 1998 compared to $56.3 million in 1997. Components of this net change include an increase in capital expenditures (including aircraft pre-delivery payments) to $92.6 million in 1998 versus $74.0 million in 1997. However, gross proceeds from assets sold during 1998 were $35.9 million primarily from the sale of retired, wide-body aircraft, engines and other surplus equipment while 1997 proceeds of $22.7 million represented $10.0 million for three gates at Newark International
Airport and approximately $12.7 million primarily from the sale of spare flight equipment, aircraft and engines. Additionally, approximately $17.0 million was provided in 1998 primarily due to the release of cash from previously restricted deposits and the release of cash collateral supporting certain letters of credit. Cash provided by financing activities and cash used in investing activities exclude a total of $102.5 million principal amount of notes issued by TWA in 1998 as consideration for the purchase of aircraft. In July 1998, $44.8 million principal amount of these notes were converted into TWA common stock.

Capital Resources

     TWA generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. However, TWA has pledged a substantial portion of its assets to secure various issues of outstanding debt. TWA's financing agreements generally require TWA to apply the sale proceeds from the sale of any pledged assets to repay the corresponding debt. If TWA is unable to obtain additional capital, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and TWA may therefore be unable to achieve the full benefits expected from the plan.


Commitments

     TWA entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million.
As of December 31, 1998, TWA had taken delivery of six aircraft and had four on firm order. Five of the six aircraft already delivered were originally manufacturer-financed and one was leased. In separate transactions in June, July and October 1998, these five manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor. The four remaining aircraft are scheduled to be delivered in 1999 and 2000. The first of these aircraft was delivered in March 1999 and was immediately sold to, and leased back under an operating lease from an aircraft lessor. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring two of the remaining three aircraft and commitments for 100% lease financing of the cost of acquiring the remaining aircraft. In September 1998, TWA entered into an agreement with Boeing to acquire four additional B-757-231 aircraft to be delivered during 1999. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring these aircraft. These commitments are subject to, among other things, material adverse change clauses that make the availability of this debt and lease financing dependent upon the financial condition of TWA at the time of delivery.

     The Company has entered into an agreement for the operating lease for one additional B-767-300ER and three additional B-757-200 aircraft. These aircraft are scheduled to be delivered in 1999, excluding one B-757-200 that is scheduled for delivery in January 2000.

     The Company has granted to a major financial institution the option to purchase and leaseback to TWA, under substantially the same terms and conditions as another B-757 aircraft previously leased to TWA in 1998, four of the eight B-757-231 aircraft to be delivered by Boeing during 1999.

     In 1989, TWA entered into agreements with AVSA, S.A.R.L. ("Airbus") and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide-body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million may be subject to forfeiture.

     In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. As of December 31, 1998, TWA had taken delivery of 13 of the MD-83 aircraft and expects to take delivery of two additional planes in 1999.

     In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft, with deliveries in 1999. The Company has obtained commitments for long-term debt and lease financing for these aircraft.

     In December 1998, TWA announced that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The letter of intent includes financing for all of the firm order aircraft. The terms of the purchase orders and the related financing are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

     TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions.
TWA complied with the transition requirements for December 31, 1998, by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

     In February 1999, TWA signed letters of intent with an aircraft lessor to sell and leaseback six Boeing 767-200 aircraft which would subsequently be returned to the lessor and replaced with three Boeing 767-300 aircraft from the same aircraft lessor. In connection with this transaction, the Company has made an offer to purchase for cash up to $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and any and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 (collectively, the "Notes"). The offer to purchase is subject to the consummation of the sale by TWA of the collateral that currently secures the Notes.

     The Company had noncancellable operating leases in effect at December 31, 1998 (see Note 4 to the consolidated financial statements).


Certain Other Capital Requirements

     TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.

Year 2000

     TWA utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which will result in a date recognition problem in the year 2000 and thereafter unless modified. TWA has completed an assessment to determine the changes needed to make its computer systems, internal operating systems and equipment year 2000 compliant and is executing a plan to implement these changes. The Company currently expects that it will complete the necessary changes and testing for its mission critical systems in the third quarter of 1999.

     TWA estimates that the total cost to complete the remediation of its information technology systems is approximately $19.3 million, which is approximately 20% of the Company's total information technology budget for the project duration period. As of December 31, 1998, the Company estimates that approximately 45% of the cost to complete the remediation of its computer systems had been incurred. As of December 31, 1998, approximately 60% of the systems had been remediated. TWA has substantially completed assessments and begun remediation for the non-information technology related systems. The Company currently estimates the remediation costs related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000 will range from $2 million to $4 million, which it plans to fund through operating cash flows. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding modification plans of third parties. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     TWA has also reviewed software that was purchased from outside vendors and has evaluated its reliance on other third parties (e.g. the FAA, the DOT, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on these third parties to remediate the year 2000 issues in their systems. Outside vendors and other third parties have either provided TWA with year 2000 compliant versions of their products or informed TWA that all mission critical systems from such parties are in the process of being remediated. To help insure compliance, TWA is continuing to set up and perform independent testing with these systems. Although the Company currently has day-to-day operational contingency plans, management is in the process of reviewing and modifying these plans for each mission critical system for possible year 2000-specific operational requirements. TWA's emphasis in this process is on passenger safety, and then on business continuity. Further, TWA has been actively participating in the industry reviews led by the Air Transport Association and the International Air Transport Association. TWA's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.


Fuel Hedging

     In September 1998, TWA entered into future jet fuel fixed price swaps with respect to a minor portion of its fuel requirements during 1999 to provide a hedging mechanism against significant increases in jet fuel prices. See Note 19 to the consolidated financial statements for further discussion of fuel hedging activities.


Reorganization

     During the period from 1992 through 1995, TWA underwent two separate Chapter 11 bankruptcy reorganizations, the first in 1992-93, and the second in 1995. In connection with the 1995 reorganization, TWA applied fresh start reporting in accordance with generally accepted accounting principles, which resulted in the creation of a new reporting entity for accounting purposes and TWA's assets and liabilities being adjusted to reflect fair values on the effective date of the 1995 reorganization.

     As a result of the application of fresh start reporting, substantial values were assigned to routes, gates and slots ($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). TWA has evaluated its future cash flows and notwithstanding the operating losses experienced since the 1995 reorganization, expects that the carrying value of the intangibles at December 31, 1998, will be recovered. However, the achievement of these improved future operating results and cash flows are subject to considerable uncertainties. In future periods, TWA will evaluate these intangibles for recoverability based upon estimated future cash flows. If TWA does not achieve these expectations, it may be required to charge future operations for impairment of these assets, and these charges could be material.


Availability of NOLs

     TWA estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $975 million at December 31, 1998. Such NOLs expire in 2008 through 2018 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no such ownership change has occurred subsequent to the 1995 reorganization. There can be no assurance, however, that such an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS") and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits related to the utilization of the tax net operating loss carryforwards generated prior to the 1995 reorganization of approximately $491 million will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.


Sale of Equant Shares

     TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, SITA divested a portion of its shares in Equant N.V., a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the sale of its holdings in Equant, resulting in a reported gain and receipt of cash of approximately $21.3 million. Additionally, Worldspan, an affiliate, also participated in the divestiture of Equant, resulting in the additional recognition of gain by TWA of approximately $2.6 million as an equity participant in the earnings of Worldspan. The above transactions will be included in TWA's financial results for the first quarter of 1999.


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and does not presently believe that it will have a significant effect on its results of operations or cash flows.

ITEM 7A.  MARKET RISKS ASSOCIATED WITH FINANCIAL INSTRUMENTS

     The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. TWA is susceptible to certain risks related to changes in the cost of jet fuel, changes in interest rates and foreign currency exchange rate fluctuations. The Company does not purchase or hold any derivative financial instruments for trading purposes.


Aircraft Fuel

     Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 1998 represented approximately 10.4% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

     TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk both during 1998 and at December 31, 1998 was immaterial. For further discussion, see Note 19 to the consolidated financial statements. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.8 million, based upon consumption in 1998.


Interest Rates

     Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. As disclosed in Note 3 to the consolidated financial statements, the Company has outstanding debt of $683.9 million, net of unamortized discounts and including current maturities at December 31, 1998. The contractual maturities of long term debt and the associated average interest rates are as follows:

                                                       Contractual
                                Amounts              Weighted Average
Maturity Date                in Thousands             Interest Rate
-------------                ------------            ----------------
1999                           $111,538                   9.13%
2000                             17,367                  10.22%
2001                            141,355                   9.58%
2002                             70,024                  11.51%
2003                             67,761                  10.92%
Thereafter                      290,000                  11.44%

Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 12.8% of TWA's operating revenues in 1998, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements, which appears on page F-1 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained under the caption "Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999.

                          PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

     Financial Statements and Schedules.  See Index to Financial
Statements and Schedules, which appears on page F-1 hereof.

     Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.


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

                   TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                                                                        PAGE NO.
                                                                                        --------
FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                           F-2

   Statements of Consolidated Operations for the Years Ended December 31, 1998,
      1997 and 1996                                                                       F-3

   Consolidated Balance Sheets, December 31, 1998 and 1997                                F-4

   Statements of Consolidated Cash Flows for the Years Ended December 31, 1998,
      1997 and 1996                                                                       F-6

   Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended
      December 31, 1998, 1997 and 1996                                                    F-8

   Notes to Consolidated Financial Statements                                             F-9


SCHEDULE:

   II Valuation and Qualifying Accounts                                                   S-1


                     SCHEDULES OMITTED

     Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

                INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Trans World Airlines, Inc.:

     We have audited the accompanying consolidated balance sheets of Trans World Airlines, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated operations, cash flows and shareholders' equity (deficiency) for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Airlines, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG LLP


Kansas City, Missouri
February 19, 1999

                                     TRANS WORLD AIRLINES, INC AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED OPERATIONS
                                For the Years Ended December 31, 1998, 1997 and 1996
                                   (Amounts in Thousands Except Per Share Amounts)

                                                                                Years Ended December 31,
                                                                    ----------------------------------------------
                                                                       1998              1997              1996
                                                                    ----------        ----------        ----------
Operating revenues:
 Passenger                                                          $2,895,199        $2,924,042        $3,077,905
 Freight and mail                                                      102,424           126,730           153,076
 All other                                                             261,524           277,180           323,426
                                                                    ----------        ----------        ----------
   Total                                                             3,259,147         3,327,952         3,554,407
                                                                    ----------        ----------        ----------

Operating expenses:
 Salaries, wages and benefits                                        1,198,876         1,224,116         1,254,341
 Earned stock compensation (Note 8)                                     27,544             4,199             9,056
 Aircraft fuel and oil                                                 344,603           480,853           585,163
 Passenger sales commissions                                           197,927           242,135           268,131
 Aircraft maintenance materials and repairs                            129,663           138,353           208,183
 Depreciation and amortization                                         152,997           150,381           161,822
 Operating lease rentals                                               458,338           370,827           302,990
 Passenger food and beverages                                           89,035            83,241           110,092
 Special charges (Note 14)                                              42,632                 -            85,915
 All other                                                             682,691           663,107           767,241
                                                                    ----------        ----------        ----------
   Total                                                             3,324,306         3,357,212         3,752,934
                                                                    ----------        ----------        ----------

Operating loss                                                         (65,159)          (29,260)         (198,527)
                                                                    ----------        ----------        ----------

Other charges (credits):
 Interest expense                                                      116,918           114,066           126,822
 Interest and investment income                                        (24,975)          (14,560)          (23,288)
 Disposition of assets, gains and losses-net
  (Note 15)                                                            (20,087)          (16,004)            1,135
 Other charges and credits - net (Note 16)                             (29,846)          (23,427)          (28,619)
                                                                    ----------        ----------        ----------
   Total                                                                42,010            60,075            76,050
                                                                    ----------        ----------        ----------

Loss before income taxes and
 extraordinary items                                                  (107,169)          (89,335)         (274,577)
Provision for income taxes (Note 5)                                        243               527               450
                                                                    ----------        ----------        ----------

Loss before extraordinary items                                       (107,412)          (89,862)         (275,027)
Extraordinary items, net of income taxes
 (Note 13)                                                             (13,069)          (20,973)           (9,788)
                                                                    ----------        ----------        ----------

Net loss                                                              (120,481)         (110,835)         (284,815)
Preferred stock dividend requirements                                   23,454            16,119            36,649
                                                                    ----------        ----------        ----------
Loss applicable to common shares                                    $ (143,935)       $ (126,954)       $ (321,464)
                                                                    ----------        ----------        ----------

Basic earnings per share amounts:
 Loss before extraordinary items and special
  dividend requirement                                              $    (2.14)       $    (1.98)       $    (6.60)
 Extraordinary items and special dividend
  requirement                                                             (.21)             (.39)             (.67)
                                                                    ----------        ----------        ----------
 Net loss                                                           $    (2.35)       $    (2.37)       $    (7.27)
                                                                    ==========        ==========        ==========





                                See notes to consolidated financial statements


                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                         December 31, 1998 and 1997
                                           (Amounts in Thousands)


                                                   ASSETS


                                                                                          1998              1997
                                                                                      ----------        ----------
Current assets:
   Cash and cash equivalents                                                          $  252,408        $  237,765
   Receivables, less allowance for doubtful accounts,
    $14,459 in 1998 and $9,334 in 1997 (Note 3)                                          170,492           176,333
   Spare parts, materials and supplies, less allowance for
    obsolescence, $20,554 in 1998 and $19,176 in 1997 (Note 3)                            99,909            96,108
   Prepaid expenses and other                                                             82,605           122,751
                                                                                      ----------        ----------
             Total                                                                       605,414           632,957
                                                                                      ----------        ----------

Property (Notes 3, 4 and 11):
   Property owned:
    Flight equipment                                                                     414,645           569,063
    Prepayments on flight equipment                                                       69,875            15,431
    Land, buildings and improvements                                                      68,812            62,854
    Other property and equipment                                                          72,108            64,131
                                                                                      ----------        ----------
       Total property owned                                                              625,440           711,479
    Less accumulated depreciation                                                        136,336           114,921
                                                                                      ----------        ----------
       Property owned-net                                                                489,104           596,558
                                                                                      ----------        ----------

   Property held under capital leases:
    Flight equipment                                                                     176,094           166,358
    Land, buildings and improvements                                                      49,431            49,443
    Other property and equipment                                                           9,093             7,704
                                                                                      ----------        ----------
       Total property held under capital leases                                          234,618           223,505
    Less accumulated amortization                                                        103,692            78,298
                                                                                      ----------        ----------
       Property held under capital leases-net                                            130,926           145,207
                                                                                      ----------        ----------
             Total property-net                                                          620,030           741,765
                                                                                      ----------        ----------

Investments and other assets:
   Investments in affiliated companies (Note 2)                                          124,429           117,293
   Investments, receivables and other (Note 4)                                           149,206           162,969
   Routes, gates and slots-net                                                           356,324           377,691
   Reorganization value in excess of amounts allocable to identifiable
    assets-net                                                                           699,220           741,173
                                                                                      ----------        ----------
             Total                                                                     1,329,179         1,399,126
                                                                                      ----------        ----------

                                                                                      $2,554,623        $2,773,848
                                                                                      ==========        ==========







                                See notes to consolidated financial statements



                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                         December 31, 1998 and 1997
                               (Amounts in Thousands Except Per Share Amounts)


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         1998              1997
                                                                                      ----------        ----------
Current liabilities:
   Current maturities of long-term debt (Note 3)                                      $  111,538        $   51,392
   Current obligations under capital leases (Note 4)                                      37,865            37,068
   Advance ticket sales                                                                  211,340           223,197
   Accounts payable, principally trade                                                   229,368           250,551
   Accounts payable to affiliated companies (Note 2)                                       7,167             6,261
   Accrued expenses:
    Employee compensation and vacations earned                                           159,064           119,572
    Contributions to retirement and pension trusts (Note 6)                               12,616            13,469
    Interest on debt and capital leases                                                   33,156            32,018
    Taxes                                                                                 11,447            14,146
    Other accrued expenses                                                               189,278           189,271
                                                                                      ----------        ----------
      Total accrued expenses                                                             405,561           368,476
                                                                                      ----------        ----------
        Total                                                                          1,002,839           936,945
                                                                                      ----------        ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities (Note 3)                                      572,372           736,540
   Obligations under capital leases, less current obligations (Note 4)                   163,046           182,922
   Postretirement benefits other than pensions (Note 6)                                  496,848           485,787
   Noncurrent pension liabilities (Note 6)                                                24,634            30,011
   Other noncurrent liabilities and deferred credits                                     109,562           133,359
                                                                                      ----------        ----------
        Total                                                                          1,366,462         1,568,619
                                                                                      ----------        ----------

Commitments and Contingent Liabilities
   (Notes 1, 3, 4, 6, 7, 8, 10, 11, 12 & 14)

Shareholders' equity:
   8% cumulative convertible exchangeable preferred stock,
    $50 liquidation preference; 3,869 shares issued and outstanding                           39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
    $50 liquidation preference; 1,725 shares issued and outstanding                           17                17
   Employee preferred stock, $0.01 liquidation preference;
    special voting rights; shares issued and outstanding:
    1998-6,347; 1997-6,472                                                                    63                65
   Common stock, $0.01 par value; shares issued and outstanding:
    1998-57,768; 1997-51,393                                                                 578               514
   Additional paid-in capital                                                            730,894           693,437
   Accumulated deficit                                                                  (546,269)         (425,788)
                                                                                      ----------        ----------
        Total                                                                            185,322           268,284
                                                                                      ----------        ----------

                                                                                      $2,554,623        $2,773,848
                                                                                      ==========        ==========




                                See notes to consolidated financial statements



                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                            For the Years Ended December 31, 1998, 1997 and 1996
                                           (Amounts in Thousands)

                                                                                              Years Ended December 31,
                                                                                       ---------------------------------------
                                                                                          1998           1997           1996
                                                                                       ---------      ---------      ---------
Cash flows from operating activities:
   Net loss                                                                            $(120,481)     $(110,835)     $(284,815)
   Adjustments to reconcile net loss to net cash provided (used)
      by operating activities:
         Employee earned stock compensation                                               27,544          4,199          9,056
         Depreciation and amortization                                                   152,997        150,381        161,822
         Amortization of discount and expenses on debt                                    12,220         14,461         14,744
         Amortization of deferred (gains)/losses on sale and leaseback
            of certain aircraft and engines                                              (10,132)        (1,612)           (60)
         Extraordinary loss on extinguishment of debt                                     13,069         20,973          9,788
         Interest paid in common stock                                                         -          4,125         11,332
         Equity in undistributed earnings of affiliates not
            consolidated                                                                  (7,198)        (9,404)       (10,017)
         Revenue from Icahn ticket program                                              (131,822)      (115,991)       (71,534)
         Net (gains) losses on disposition of assets                                     (20,087)       (16,004)         1,135
         Non-cash special charges                                                         42,632              -         85,915
         Change in operating assets and liabilities:
            Decrease (increase) in:
               Receivables                                                                 1,586         65,336          3,927
               Inventories                                                                (5,605)        13,496         (4,897)
               Prepaid expenses and other current assets                                  20,054         (9,227)       (28,288)
               Other assets                                                               (9,985)       (10,910)           111
            Increase (decrease) in:
               Accounts payable and accrued expenses                                     (28,845)        42,480         83,840
               Advance ticket sales                                                       (3,943)       (41,301)        19,698
               Other noncurrent liabilities and deferred credits                         (14,645)            71         (7,445)
                                                                                       ---------      ---------      ---------
                  Net cash provided (used)                                               (82,641)           238         (5,688)
                                                                                       ---------      ---------      ---------

Cash flows from investing activities:
   Proceeds from sales of property                                                        35,894         22,749          3,234
   Capital expenditures, including aircraft pre-delivery deposits                        (92,634)       (74,025)      (121,547)
   Return of pre-delivery deposits related to leased aircraft                              4,749          5,565              -
   Net decrease (increase) in investments, receivables and other                          17,399        (10,553)        10,941
                                                                                       ---------      ---------      ---------
                  Net cash used                                                          (34,592)       (56,264)      (107,372)
                                                                                       ---------      ---------      ---------

Cash flows from financing activities:
   Proceeds from long-term debt issued                                                   144,938        270,608          2,750
   Proceeds from warrants issued                                                               -          7,076              -
   Proceeds from sale and leaseback of certain aircraft and
      engines                                                                            261,946         17,600         13,800
   Repayments on long-term debt and capital lease obligations                           (254,010)      (257,838)      (117,203)
   Refund due to retirement of 1967 bonds                                                      -          5,318              -
   Net proceeds from sale of preferred stock                                                   -         82,231        186,163
   Net proceeds from exercise of equity rights, warrants and
      options                                                                              2,743          2,686          1,034
   Redemption of 12% Preferred Stock                                                           -              -        (81,749)
   Cash dividends paid on preferred stock                                                (23,741)       (15,476)       (14,489)
                                                                                       ---------      ---------      ---------
                  Net cash provided (used)                                               131,876        112,205         (9,694)
                                                                                       ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                                      14,643         56,179       (122,754)
Cash and cash equivalents at beginning of period                                         237,765        181,586        304,340
                                                                                       ---------      ---------      ---------
Cash and cash equivalents at end of period                                             $ 252,408      $ 237,765      $ 181,586
                                                                                       =========      =========      =========


                               See notes to consolidated financial statements


                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                            For the Years Ended December 31, 1998, 1997 and 1996
                                           (Amounts in Thousands)


                                     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                               Years Ended December 31,
                                                                                        --------------------------------------
                                                                                          1998           1997           1996
                                                                                        --------       --------       --------
Cash paid during the period for:
      Interest                                                                          $101,002       $ 96,865       $102,311
                                                                                        ========       ========       ========

      Income taxes                                                                      $     21       $     14       $    159
                                                                                        ========       ========       ========

Information about noncash operating, investing and
   financing activities:
      Promissory notes issued to finance aircraft acquisitions                          $103,069       $177,469       $ 10,565
                                                                                        ========       ========       ========

      Promissory notes issued to finance aircraft predelivery
         payments                                                                       $ 36,970       $  6,237       $ 19,862
                                                                                        ========       ========       ========

      Aircraft held for sale reclassified from property to
         investments, receivables and other                                             $ 18,931       $      -       $      -
                                                                                        ========       ========       ========

      Property acquired and obligations recorded under new
         capital lease transactions                                                     $ 17,208       $  1,138       $  4,266
                                                                                        ========       ========       ========

      Common stock issued in lieu of cash dividends on
         mandatorily redeemable 12% preferred stock                                     $      -       $      -       $  3,255
                                                                                        ========       ========       ========

      Exchange of long-term debt for common stock:
         Debt canceled including accrued interest, net of
            unamortized discount                                                        $ 44,900       $ 48,835       $ 41,021

         Common stock issued, at fair value                                               44,900         56,028         49,182
                                                                                        --------       --------       --------

         Extraordinary loss                                                             $      -       $  7,193       $  8,161
                                                                                        ========       ========       ========


ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.






           See notes to consolidated financial statements


                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                            For the Years Ended December 31, 1998, 1997 and 1996
                                           (Amounts in Thousands)

                                       8%      9  1/4%    Employee           Additional
                                   Preferred  Preferred  Preferred    Common   Paid-In  Accumulated
                                     Stock      Stock      Stock      Stock    Capital    Deficit     Total
                                   ---------  ---------  ---------    ------ ---------- ----------- ---------

Balance, December 31, 1995            $ -        $ -       $ 53        $351   $332,589  $ (30,138)  $ 302,855
Warrants exercised                      -          -          -           4         68          -          72
Options exercised                       -          -          -           2      1,248          -       1,250
Earned stock compensation               -          -          -           -      6,875          -       6,875
Allocation of employee preferred
   stock to ALPA ESOP                   -          -          6           -         (6)         -           -
Conversion of employee preferred
   stock to common stock                -          -         (2)          2          -          -           -
Net proceeds from issuance of 8%
   preferred stock                     39          -          -           -    186,124          -     186,163
Dividends on 8% preferred stock
   paid in cash                         -          -          -           -    (11,349)         -     (11,349)
Dividends on mandatorily redeemable
   12% preferred stock paid in common
   stock                                -          -          -           3         (3)         -           -
Dividends on mandatorily redeemable
   12% preferred stock paid in cash     -          -          -           -     (3,140)         -      (3,140)
Amortization of the excess of
   redemption value over carrying
   value of mandatorily redeemable
   12% preferred stock                  -          -          -           -       (328)         -        (328)
Excess of cash paid for early
   redemption of mandatorily
   redeemable 12% preferred
   stock over carrying value            -          -          -           -    (19,992)         -     (19,992)
Common stock issued in exchange
   for 12% notes                        -          -          -          45     49,137          -      49,182
Interest on 12% Notes paid in
   common stock                         -          -          -          11     11,321          -      11,332
Net loss for 1996                       -          -          -           -          -   (284,815)   (284,815)
                                      ---        ---       ----        ----   --------  ---------   ---------
Balance, December 31, 1996             39          -         57         418    552,544   (314,953)    238,105
Options exercised                       -          -          -           6      3,098          -       3,104
Earned stock compensation               -          -          -           -      2,941          -       2,941
Allocation of employee preferred
   stock to ALPA ESOP                   -          -          6           -         (6)         -           -
Conversion of employee preferred
   stock to common stock                -          -         (6)          6          -          -           -
Common stock issued in exchange for
   12% Reset Notes                      -          -          -          77     55,951          -      56,028
Net proceeds from issuance of 9 1/4%
   preferred stock                      -         17          -           -     82,214          -      82,231
Dividends on 8% preferred stock paid
   in cash                              -          -          -           -    (15,476)         -     (15,476)
Interest on 12% Reset Notes paid in
   common stock                         -          -          -           6      4,119          -       4,125
Issuance of warrants with 12% Senior
   Secured Notes Due 2002               -          -          -           -      7,076          -       7,076
Issuance of employee fill-up shares     -          -          8           1        976          -         985
Net loss for 1997                       -          -          -           -          -   (110,835)   (110,835)
                                      ---        ---       ----        ----   --------  ---------   ---------
Balance, December 31, 1997             39         17         65         514    693,437   (425,788)    268,284
Options exercised                       -          -          -           6      2,930          -       2,936
Earned stock compensation               -          -          8           3     13,412          -      13,423
Conversion of employee preferred
   stock to common stock                -          -        (10)         10          -          -           -
Dividends on 8% preferred stock paid
   in cash                              -          -          -           -    (15,475)         -     (15,475)
Dividends on 9 1/4% preferred stock
   paid in cash                         -          -          -           -     (8,266)         -      (8,266)
Debt for equity exchange                -          -          -          45     44,855          -      44,900
Exercise of $14.40 warrants             -          -          -           -          1          -           1
Net loss for 1998                       -          -          -           -          -   (120,481)   (120,481)
                                      ---        ---       ----        ----   --------  ---------   ---------
Balance, December 31, 1998            $39        $17       $ 63        $578   $730,894  $(546,269)  $ 185,322
                                      ===        ===       ====        ====   ========  =========   =========





                               See notes to consolidated financial statements



        TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows, and results of operations are as follows:

(a) Description of Business: Trans World Airlines, Inc. ("TWA" or the "Company") is the eighth largest U.S. carrier (based on revenue passenger miles for 1998), whose primary business is transporting passengers, cargo and mail. TWA's principal domestic routes have a hub-and spoke structure, with a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international gateway at New York's John F. Kennedy International Airport ("JFK"). TWA's domestic routes also provide connections with its international service to and from U.S. cities and certain major cities in Europe and the Middle East (see Note
     17).

     The airline industry is an intensely competitive environment and the factors affecting competition are subject to rapid change.
     The Company competes with one or more major airlines on most of its routes (including all routes between major cities). Several carriers have introduced or have announced plans to introduce low-cost, short-haul service, which may result in increased competition to the Company. Additionally, certain of the Company's major competitors have established or announced plans to establish alliances with one or more foreign or domestic carriers to expand their international operations and increase the domestic market presence. Such alliances could further intensify the competitive environment.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. TWA's current IAM contracts limit TWA from directly competing in these markets with regional jets.

     Historically, the airline industry has experienced substantial volatility in profitability as a result of, among other factors, general economic conditions, competitive pricing initiatives, the overall level of capacity operated in the industry and fuel prices. These issues represent a competitive challenge for the Company, which has higher operating costs than many regional carriers and fewer financial resources than many of its major competitors. TWA expects the airline industry will remain extremely competitive for the foreseeable future.

(b) Fresh Start Reporting: Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), which TWA adopted effective June 30, 1995. The emergence from the 1995 Chapter 11 proceeding on August 23, 1995, resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values. Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to the 1995 reorganization.

(c) Consolidation: The consolidated financial statements include the accounts of TWA and its subsidiaries. All significant inter-company transactions have been eliminated. The results of Worldspan, L.P. ("Worldspan"), a 26.315% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits) (see Note 2).

(d) Property and Depreciation: Owned property and equipment are depreciated to residual values over their estimated useful service lives on the straight-line method. Property held under capital leases is amortized on the straight-line method over its estimated useful life, limited generally by the lease period. Estimated remaining useful service lives and residual values are reviewed periodically for reasonableness and any necessary change is effected at the beginning of the accounting period in which the revision is adopted. In connection with the application of fresh start reporting, no significant changes in the estimated useful lives of assets have been made.

     Estimated useful service lives in effect for the purpose of computing the provision for depreciation, were:

          Flight equipment (aircraft and engines, including related
             spares) -- 16 to 30 years, varying by aircraft fleet type Buildings -- 20 to 50 years
          Other equipment -- 3 to 20 years
          Leasehold improvements-estimated useful life limited by the lease period

     Maintenance and repairs, including periodic aircraft overhauls, are expensed in the year incurred; major renewals and betterments of equipment and facilities are capitalized and depreciated over the remaining life of the asset.

(e) Intangible Assets: Route authorities are amortized on a straight line basis over 30 years, gates over the term of the related leases, and slots over 20 years. Routes, gates and slots consist of the following amounts at December 31 (in thousands):

                                                      1998           1997
                                                    --------       --------
            Routes                                  $248,100       $248,100
            Gates                                     83,649         83,649
            Slots                                     95,800         95,800
                                                    --------       --------
                                                     427,549        427,549
            Accumulated Amortization                  71,225         49,858
                                                    --------       --------
                                                    $356,324       $377,691
                                                    ========       ========

     The reorganization value in excess of amounts allocable to identifiable assets is being amortized over a twenty year period on the straight-line method. Accumulated amortization at December 31, 1998 and 1997 was $139,844,000 and $97,891,000, respectively.

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

     Under TWA's frequent flier program named "Aviators", frequent travelers may accumulate certain defined unit mileage credits which entitle them to a choice of various awards, including certain free air transportation on TWA at a future date. When the free travel award level is achieved by a frequent traveler, a liability is accrued and TWA's operating expense is charged for the estimated incremental cost which will be incurred by TWA upon the future redemption of the free travel awarded.

     Pursuant to the 1995 reorganization, TWA issued 600,000 ticket vouchers, each having a face value of $50, which may be used for a discount of up to 50% off the cost of a ticket for transportation on TWA. Concurrently, TWA entered into an agreement, as amended, to purchase for cash from a third party any ticket vouchers acquired by the stand-by purchaser. The ticket vouchers were initially recorded as a liability at their estimated fair value, approximately $26.2 million. The liability will be relieved in future periods as vouchers are redeemed for cash or will be reflected as revenue when the transportation is provided for tickets purchased with vouchers. Approximately 127,000 and 131,000 vouchers were outstanding at December 31, 1998 and 1997, respectively.

(i) Interest Capitalized: Interest cost associated with funds expended for the acquisition of qualifying assets is capitalized. Interest capitalized was $7.1 million in 1998, $4.8 million in 1997 and $5.5 million in 1996.

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

(l) Deferred Credits-Aircraft Operating Leases: The present value of the excess of contractual rents due under aircraft operating leases over the fair rentals for such aircraft was recorded as deferred credits as part of the application of fresh start reporting. The deferred credits will be increased through the accrual of interest expense and reduced through a reduction in operating lease rentals over the terms of the respective aircraft leases. At December 31, 1998 and 1997, the unamortized balances of the deferred credits were $14.3 million and $23.2 million, respectively.

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

(o) Earnings (Loss) Per Share: Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     In computing the loss applicable to common shares for 1998, 1997 and 1996, the net loss has been increased by dividend requirements on the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in December 1997, the Mandatorily Redeemable 12% Preferred Stock (including amortization of the difference between the carrying amount and the redemption value and the special dividend requirement related to the early redemption in 1996) and on the 8% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (54.6 million in 1998, 47.1 million in 1997 and 38.5 million in 1996) and Employee Preferred Stock (6.7 million in 1998, 6.4 million in 1997 and 5.7 million in 1996) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted EPS has not been presented as the impact of stock options, warrants, conversion of preferred stock or potential issuances of additional Employee Preferred Stock would have been anti-dilutive. For a description of securities which represent potential common shares and which could materially dilute basic EPS in the future, see Notes 7, 8, and 9.

(p) Concentration of Credit Risk: TWA does not believe it is subject to any significant concentration of credit risk. At December 31, 1998, most of the Company's receivables were related to tickets sold to individual passengers through the use of major credit cards (39%) or to tickets sold by other airlines (15%) and used by passengers on TWA. These receivables are short-term, generally being settled shortly after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

(q) Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(r) Stock-Based Compensation: TWA applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. This opinion allows for stock-based employee compensation to be recognized based on the intrinsic value.

(s) Presentation: Certain prior period amounts have been reclassified to conform with current year presentation.

(t)  New Accounting Standards:  During 1998, the Company adopted SFAS
     No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 130 provides for the reporting and presentation of comprehensive income and its components. SFAS No. 131 establishes standards for defining operating segments and reporting certain information about such segments. SFAS No. 132 revised disclosure requirements relative to pension and other postretirement benefits. Since these statements only impact how financial information is disclosed in interim and annual periods, the adoption of these standards in 1998 did not impact the Company's financial condition or results of operations. The
     Company has no components requiring disclosure in a Statement of Comprehensive Income, and therefore this statement has not been presented.

(u) New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2000 and does not presently believe that it will have a significant effect on its results of operations or cash flows.


2.  INVESTMENTS:

     TWA, through a wholly-owned subsidiary, has a 26.315% partnership interest in Worldspan (24.999% interest prior to October 2, 1998), a joint venture among TWA, Delta Airlines, Inc. and Northwest Airlines, Inc. Worldspan owns, markets and operates a global computer airline passenger reservation system on behalf of subscriber travel agents and contracting airlines who pay booking fees to Worldspan for such reservation service. The partnership provides passenger reservations services, communication facilities and other computer services which are purchased by TWA on a recurring basis. The aggregate cost of services purchased from the partnership was $52.2 million in 1998, $48.9 million in 1997 and $54.6 million in 1996.

     TWA accounts for its investment in the partnership on the equity basis. TWA's share of the combined net earnings of the partnership was approximately $9.1 million for the year ended December 31,1998, $11.3 million for the year ended December 31, 1997 and $11.9 million for the year ended December 31, 1996, which is included in Other Charges (Credits) in TWA's Statements of Consolidated Operations. The excess of TWA's carrying value for its investment in Worldspan over its share of the underlying net assets of Worldspan is being amortized over a period of 20 years. At December 31, 1998 and 1997, the unamortized balance of this excess amounted to approximately $28.2 million and $30.1 million, respectively.


3.  DEBT:

     A substantial portion of TWA's assets are subject to liens and security interests relating to long-term debt and other agreements.

     Long-term debt (net of unamortized discounts) outstanding at each balance sheet date was as follows (amounts in thousands):

                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
      9.80% Airline Receivable Asset Backed Notes,
         Series 1997-1(a)                                             $100,000       $100,000
      12% Senior Secured Notes due 2002(b)                              44,427         43,255
      11 1/2% Senior Secured Notes due 2004(c)                         138,522        138,360
      11 3/8% Senior Notes due 2006(d)                                 150,000              -
      8% IAM Backpay Notes(e)                                           14,936         13,354
      PBGC Notes(f)                                                          -        141,243
      10 1/4% Senior Secured Notes due 2003(g)                          14,500              -
      11 3/8% Senior Secured Notes due 2003(h)                          43,200              -
      Various Secured Notes, 4.0% to 12.4%, due 1998-2001(i)             5,378         43,799
      Installment Purchase Agreements, 7.75% to 10.44%,
         due 1999-2003(j)                                              103,961        267,198
      Predelivery Financing Agreements(k)                               35,387          3,166
      IRS Deferral Note(l)                                               2,375          6,333
      WORLDSPAN Note(m)                                                 31,224         31,224
                                                                      --------       --------
         Total long-term debt                                          683,910        787,932
         Less current maturities                                       111,538         51,392
                                                                      --------       --------
      Long-term debt, less current maturities                         $572,372       $736,540
                                                                      ========       ========



(a) In December 1997, TWA agreed to sell certain receivables on an ongoing basis to Constellation Finance LLC ("Constellation"), a special purpose limited liability company wholly owned by TWA, and TWA agreed to service the related receivables. Concurrently, the 9.80% Airline Receivable Asset Backed Notes, Series 1997-1 were issued in December 1997 by Constellation in the principal amount of $100.0 million. Interest on the 1997-1 Notes is payable monthly on the 15th day of each month at the rate of 9.80% per annum. No principal payments are due under the 1997-1 Notes until January 2001, except under certain circumstances. The terms of the 1997-1 Notes provide for the maintenance of certain minimum levels of receivables as defined, or in the event of a deficiency, the deposit of funds with the trustee in the amount of such deficiency. At December 31, 1997, $9.7 million was held by the trustee and is included in the accompanying balance sheet as prepaid expenses and other current assets. This amount was returned to the Company by January 9, 1998 at which time the deficiency was eliminated.

(b) The 12% Senior Secured Notes due 2002 were issued in March 1997 in the principal amount of $50.0 million. The notes are reflected net of the unamortized discount of $5.6 million at December 31, 1998 and $6.7 million at December 31, 1997, to reflect an effective interest rate of approximately 17.5%. Interest is payable semi-annually on April 1 and October 1. The notes are not redeemable prior to their maturity on April 1, 2002. The notes are secured by (i) TWA's beneficial interest in certain take-off and landing slots at three high-density, capacity-controlled airports, (ii) certain ground equipment at certain domestic airports and (iii) all stock of (a) a subsidiary holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three subsidiaries holding leasehold interests in gates and related support space at certain domestic airports.

(c) The 11 1/2% Senior Secured Notes due 2004 were issued in December 1997 in the principal amount of $140.0 million. The notes are reflected net of the unamortized discount of $1.5 million at December 31, 1998 and $1.6 million at December 31, 1997, to reflect an effective interest rate of approximately 11.7%.
     Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 1998. The Company purchased $23.1 million of U.S. Government Obligations with a portion of the net proceeds from the sale of the notes which was deposited in an escrow account to fund interest payments through June 15, 1999.
     The notes are secured by a lien on (i) a pool of aircraft spare parts, (ii) TWA's beneficial interest in 30 take-off and landing slots at Ronald Reagan Washington National Airport and (iii) securities pledged to provide for the first three scheduled interest payments.

(d) In March 1998, the Company completed a Rule 144A/Regulation S offering of $150.0 million principal amount of 11 3/8% Senior Notes due 2006 (the "11 3/8% Notes") resulting in net proceeds to TWA of approximately $144.9 million (net of discounts, commissions and estimated expenses). The notes represent senior unsecured obligations of the Company. The indenture contains certain covenants which, among other things, may limit (i) the incurrence of additional indebtedness or issuance of additional preferred stock, (ii) the payment of dividends on or retirement of capital stock, (iii) certain investments, (iv) certain transactions with affiliates, (v) the sale of assets and (vi) certain other transactions by or through restricted subsidiaries. The Notes pay interest semi-annually in arrears on March 1 and September 1 at a rate of 11 3/8% per annum.

(e) The 8% IAM Backpay Notes have a stated principal amount of $22.0 million at December 31, 1998 and 1997. The notes are reflected net of the unamortized discount of $7.1 million and $8.7 million at December 31, 1998 and 1997, respectively, which reflects an effective interest rate of approximately 24.4%. The notes mature in 2001 and pay interest semi-annually. The notes are secured by a subordinate lien on TWA's interest in Worldspan, a lien on the stock of TWA-Hangar 12 Holding Company, Inc., a wholly-owned subsidiary which leases certain ground equipment located at Hangar 12 at JFK from the Port Authority of New York and New Jersey and which subleases Hangar 12 to the Company, and liens on one JT8D engine and one JT9D engine. During December 1996, ownership of the notes was transferred from the Indenture Trustee to current and former IAM union members who participated in the 1992 labor agreement.

(f) The PBGC Notes had a stated unpaid principal balance of $158.7 million at December 31, 1997. The notes were reflected net of unamortized discounts of $17.4 million at December 31, 1997 which reflected an effective interest rate of approximately 13.0%. Interest on the PBGC Notes was payable semi-annually at an average stated rate of 8.73% per annum. Principal payments were due in semi-annual installments beginning in 1999 through 2007; however, prepayments occurred from the election of Karabu to apply the purchase price for tickets purchased under the Ticket Agreement to a reduction of the PBGC Notes (see Note 12). Such prepayments resulted in extraordinary charges related to the early extinguishment of debt. The Notes were non-recourse notes secured by first liens on TWA's international routes and TWA's leasehold interest in the Kansas City maintenance facility and certain fixtures and equipment. The Notes were retired in December 1998 and the liens were released.

(g) In June 1998, the Company consummated a private placement of $14.5 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2003 (the "10 1/4% Secured Notes") and $13.0 million principal amount of 10 1/4% Mandatory Conversion Equity Notes due 1999 (the "10 1/4% Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 10 1/4% Secured Notes and the 10 1/4% Equity Notes in payment for one B-767-231 ETOPS airframe and two associated engines, which had an aggregate purchase price of $27.5 million and was previously leased to the Company. On July 13, 1998, the 10 1/4% Equity Notes were converted into

     1,225,719 shares of common stock. Upon termination of the operating lease, the Company received $1.5 million relating to a security deposit previously held by the lessor. The 10 1/4% Secured Notes pay interest semi-annually in arrears on June 15 and December 15 at a rate of 10 1/4% per annum. The notes are subject to mandatory redemption by way of sinking fund payments made in cash beginning in June 2001 and continuing until June 2002.

(h) In April 1998, the Company consummated a private placement of $43.2 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2003 (the "11 3/8% Secured Notes") and $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 11 3/8% Secured Notes and the April Equity Notes in payment for three B-767-231 ETOPS airframes and six associated engines, which had an aggregate purchase price of $75.0 million and were previously leased to the Company. On July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of Common Stock. Upon termination of the operating leases for the aircraft, the Company received approximately $6.0 million relating to security and maintenance deposits previously held by the lessor. The 11 3/8% Secured Notes pay interest semi-annually in arrears on April 15 and October 15 at a rate of 11 3/8% per annum. The notes are subject to mandatory redemption by way of sinking fund payments made in cash beginning in October 2000 and continuing until October 2002.

(i) Various Secured Notes represent borrowings to finance the purchase or lease of certain flight equipment and other property.

(j) Installment Purchase Agreements represent borrowings to finance the purchase of four Boeing 767-231 and one Boeing 767-205 aircraft. The borrowings mature in monthly installments through 2003, and require interest at rates ranging from 7.75% to 10.44% per annum. At December 31, 1997, the Installment Purchase Agreements also included borrowings to finance the purchase of four Boeing 757-231 aircraft. Such aircraft were subsequently sold and leased back to TWA in June and July 1998.

(k) The Predelivery Financing Agreements represent borrowings from the engine manufacturer to finance prepayments on the purchase of eight Boeing 757 aircraft and twenty-four MD-83 aircraft. The borrowings mature upon delivery of the aircraft beginning in March 1999 and continuing through December 1999. Interest is payable quarterly at a rate of LIBOR plus 3.5%.

(l) The IRS Deferral Note represents unpaid amounts due under the terms of a settlement reached in 1993 for taxes and interest owed to the IRS. The note requires payment of interest quarterly at a rate of 7% per annum and matures in 1999.

(m) The Worldspan Note represents amounts owed to Worldspan, a 26.315% owned affiliate of TWA, for prior services and advances. The note pays interest at maturity at a rate of prime plus 1% per annum and matures in 1999. The note is secured by a pledge of TWA's partnership interest in Worldspan. TWA is currently in negotiations with the other partners of Worldspan to extend the maturity date of the Note although no assurance can be given that such an extension will be granted.

(n) At December 31, 1998, aggregate principal payments due for long-term debt for the succeeding five years were as follows:

                                            (AMOUNTS IN
                     YEAR                    THOUSANDS)
                     ----                   -----------
                     1999                     $111,538
                     2000                       17,367
                     2001                      141,355
                     2002                       70,024
                     2003                       67,761


     Certain of the Company's long-term debt agreements contain various covenants which limit, among other things, the incurrence of additional indebtedness, the payment of dividends on capital stock, certain investments, transactions with affiliates, incurrence of liens and sale and leaseback transactions, and sale of assets. The Company was in compliance with these covenants as of December 31, 1998.


4.  LEASES AND RELATED GUARANTEES:

     Fifteen (15) of the aircraft in the Company's fleet at December
31, 1998 were leased under capital leases. The remaining lease periods for these aircraft range from 2.7 to 8.6 years. The Company has options and/or rights of first refusal to purchase or re-lease most of such aircraft at market terms upon termination of the lease. The Company has guaranteed repayment of certain of the debt issued by the owner/lessor to finance some of the aircraft under capital lease to the Company; however, the scheduled rental payments will exceed the principal and interest payments required of the owner/lessor. Aggregate annual rentals in 1999 will be approximately $36.8 million for the 15 aircraft held under capital leases.

     One hundred sixty-four (164) of the aircraft in TWA's fleet at December 31, 1998 were leased under operating leases. Other than two leases on a month-to-month basis, the remaining lease periods range from one month to 18 years. Upon expiration of the current leases, TWA has the option to re-lease most of such aircraft for specific terms and/or rentals with some of the renewal options being subject to fair market rental rates.

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

     The Company's acquisition of 11 new aircraft during 1982 and 1983, one Lockheed L-1011 and ten Boeing 767s, created certain tax benefits that were not of immediate value in the Company's federal income tax returns and, therefore, such tax benefits were sold to outside parties under so-called "Safe Harbor Leases" as permitted by IRS regulations. Pursuant to the sales agreements, the Company is required to indemnify the several purchasers if the tax benefits cannot be used because of circumstances within the control of the Company. As of December 31, 1998, the Company's contingent indemnification obligations in connection with the tax benefit transfers were collateralized by bank letters of credit aggregating $6.6 million. The Company has pledged $2.6 million in cash collateral to secure its obligation with respect to four of the tax benefit transfers and has pledged flight equipment having a net book value of $22.4 million to secure its obligation with respect to two of the tax benefit transfers.

     At December 31, 1998, future minimum lease payments for capital leases and future minimum lease payments, net of sublease rentals of immaterial amounts, for long-term leases, were as follows (amounts in thousands):

                                                      MINIMUM LEASE PAYMENTS
                                                      ----------------------
                                                       CAPITAL    OPERATING
                                                       LEASES      LEASES
                                                      --------   ----------

        YEAR
        ----
        1999                                          $ 54,056   $  441,944
        2000                                            50,555      404,346
        2001                                            45,370      373,769
        2002                                            31,107      345,869
        2003                                            23,309      337,808
        Subsequent                                      60,406    1,805,051
                                                      --------   ----------
           Total                                       264,803   $3,708,787
        Less imputed interest                           63,892   ==========
                                                      --------
        Present value of capital leases                200,911
        Less current portion                            37,865
                                                      --------
        Obligations under capital leases,
          less current portion                        $163,046
                                                      ========

5.  INCOME TAXES:

     Income tax liabilities at December 31, 1998 and 1997, included in other noncurrent liabilities, consist of the following (amounts in millions):

                                                                      1998           1997
                                                                      -----          -----
      Current taxes                                                   $   -          $   -
      Deferred taxes:
         Federal                                                       10.7           10.7
         Other income and franchise taxes                                .3             .3
                                                                      -----          -----
      Total income tax liability                                      $11.0          $11.0
                                                                      =====          =====

   Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (amounts in millions):

                                                                  1998           1997
                                                                 -------        -------
Deferred tax assets:
      Postretirement benefits, other than pensions               $ 208.6        $ 199.8
      Pension obligations                                              -           51.0
      Employee compensation and other benefits                      38.9           40.0
      Capital leases, net                                           49.0           58.8
      Net operating loss carryforwards                             385.0          337.7
      Property and spare parts, net                                 48.9           45.0
      Other, net                                                    74.9           77.9
                                                                 -------        -------
         Total deferred tax assets                                 805.3          810.2
                                                                 -------        -------

Deferred tax liabilities:
      Routes, gates, and slots, net                               (141.1)        (149.2)
      Investment in affiliate                                      (49.1)         (46.1)
                                                                 -------        -------
         Total deferred tax liabilities                           (190.2)        (195.3)
                                                                 -------        -------

Net deferred tax asset before valuation allowance                  615.1          614.9
      Deferred tax asset valuation allowance                      (626.1)        (625.9)
                                                                 -------        -------
         Net deferred tax liability                              $ (11.0)       $ (11.0)
                                                                 =======        =======

   The valuation allowance arises primarily from the amortization of intangibles, representing taxable temporary differences, the reversal of which extends beyond the period in which deductible temporary differences are expected to reverse.

   A summary of the provision for income taxes is as follows (amounts in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                     1998           1997           1996
                                                     ----           ----           ----
      Current, primarily foreign                     $243           $527           $450
      Deferred                                          -              -              -
                                                     ----           ----           ----
         Total provision for income taxes, net       $243           $527           $450
                                                     ====           ====           ====

   Income tax expense for the periods presented below differs from the amounts which would result from applying the federal statutory tax rate to pretax income, as follows (amounts in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               1998         1997        1996
                                                             --------     --------    --------
Income tax benefit at United States statutory rates          $(37,509)    $(31,268)   $(93,652)
Amortization of reorganization value in excess of
   amounts allocable to identifiable assets                    14,684       14,684      14,683
Meals and entertainment disallowance                            3,524        4,124       4,257
Foreign and state taxes                                           243          527         450
Net operating loss not benefited and other items               19,301       12,460      74,712
                                                             --------     --------    --------
     Income tax expense                                      $    243     $    527    $    450
                                                             ========     ========    ========

   In May 1993, TWA and the Internal Revenue Service reached an agreement (the "IRS Settlement") to settle both: (i) the IRS's proof of claim in the 1993 reorganization in the amount of approximately $1.4 billion covering prepetition employment and income taxes of TWA, and
(ii) the audit of TWA's federal income tax returns through 1992. Pursuant to the IRS Settlement, TWA paid $6 million to the IRS through the application of funds owed to TWA by certain governmental agencies and issued a note in the amount of $19 million payable in quarterly installments over a six year period (see Note 3). As a result of the IRS Settlement, TWA increased its tax basis in certain of its assets and will be allowed no benefit of any federal net operating loss or credit carryforward from 1992 or any prior year. Federal income tax losses incurred by TWA subsequent to 1992 may not be carried back to pre-1993 years.

   The Company estimates that it has tax net operating loss carryforwards ("NOLs") amounting to approximately $975 million at December 31, 1998 expiring in 2008 through 2018 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, imposed limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. In addition, the tax net operating loss carryforwards are subject to examination by the IRS and thus are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits related to the utilization of the tax net operating loss carryforwards generated prior to the 1995 reorganization of approximately $491 million will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.

6.  PENSION AND OTHER POSTRETIREMENT BENEFITS:

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

   As noted above, in January 1993, TWA's defined benefit plans covering domestic employees (the "Pension Plans") were frozen and Pichin Corporation, a Delaware corporation formed by the Icahn Entities, assumed sponsorship of the Pension Plans and is now responsible for management and control of the Pension Plans. Pursuant to an agreement (the "Comprehensive Settlement Agreement") among the Company, the Icahn Entities, the Pension Benefit Guarantee Corporation (the "PBGC") and unions representing TWA employees, TWA retains only specified obligations and liabilities in respect of the Pension Plans, which include (i) payment obligations under the PBGC Notes which were retired in December 1998, and (ii) the obligation to continue to act as the benefits administrator responsible for, among other things, determining and administering the payment of Pension Plan benefits (see Note 3).

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

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the plan, excluding defined benefit plans covering domestic employees (amounts in thousands):

                                                                                             Other
                                                      International Pension              Postretirement
                                                             Benefits                       Benefits
                                                    -------------------------       ------------------------
                                                      1998             1997            1998           1997
                                                    --------         --------       ---------      ---------
Change in benefit obligation:
Benefit obligation at beginning of year             $ 63,302         $ 62,426       $ 533,375      $ 535,631
Service cost-benefits earned during the
   period                                                810              875          10,713         10,650
Interest cost                                          4,386            4,652          37,163         39,262
Gain from settlement                                  (2,771)               -               -              -
Actuarial (gain)/loss                                  2,776           (3,236)         40,220        (17,863)
Benefits paid                                         (1,294)          (1,415)        (35,709)       (34,305)
                                                    --------         --------       ---------      ---------
Benefit obligation at end of year                     67,209           63,302         585,762        533,375
                                                    --------         --------       ---------      ---------

Change in plan assets:
Fair value of plan assets at beginning of year        54,366           50,703               -              -
Actual return on plan assets                           4,879            4,592               -              -
Benefits paid                                           (794)            (929)              -              -
                                                    --------         --------       ---------      ---------
Fair value of plan assets at end of year              58,451           54,366               -              -
                                                    --------         --------       ---------      ---------

Funded status                                         (8,758)          (8,936)       (585,762)      (533,375)
Unrecognized net actuarial (gain)/loss               (15,876)         (21,075)         52,103         11,882
Unrecognized prior service cost                            -                -           2,733          3,038
                                                    --------         --------       ---------      ---------
Accrued benefit cost included in
   Consolidated Balance Sheets                      $(24,634)        $(30,011)      $(530,926)     $(518,455)
                                                    ========         ========       =========      =========

                                                     International Pension                        Other Postretirement
                                                           Benefits                                     Benefits
                                              ----------------------------------           ----------------------------------
                                              1998           1997           1996           1998           1997           1996
                                              ----           ----           ----           ----           ----           ----
Weighted-average assumptions:
Discount rate                                 7.00%          7.25%          7.50%          7.00%          7.25%          7.50%
Actual return on plan assets                  9.00%          9.00%          9.00%             -              -              -
Rate of increase in future
  compensation levels                         3.50%          3.50%          3.50%          4.00%          4.00%          4.00%

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

   The projected benefit obligation and accumulated benefit obligation for the pension plan with accumulated benefit obligations in excess of plan assets were $11.0 million and $6.6 million, respectively, as of December 31, 1998 and $11.1 million and $6.6 million, respectively, as of December 31, 1997. The fair value of plan assets for the pension plan was zero as of December 31, 1998 and 1997.

   During 1998, the Company recognized a settlement gain of approximately $2.7 million related to the foreign defined benefit retirement plan.

   The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 6.0% in 1998, declining by 1% per year to an ultimate rate of 5%. If the assumed health care cost trend rate was increased by 1 percentage point, the postretirement benefit obligation at December 31, 1998 would be increased by approximately $40.1 million and 1998 periodic postretirement benefit cost would increase approximately $4.4 million. If the assumed health care cost trend rate was decreased by 1 percentage point, the postretirement benefit obligation at December 31, 1998 would be decreased by approximately $35.8 million and 1998 periodic postretirement benefit cost would decrease approximately $3.9 million.

   Net periodic pension costs for TWA's foreign defined benefit retirement plans and other postretirement benefit costs include the following components (amounts in thousands):

                                                International Pension               Other Postretirement
                                                      Benefits                           Benefits
                                            -----------------------------      -----------------------------
                                             1998       1997        1996        1998       1997       1996
                                            -------    -------      -----      -------    -------    -------
Components of net periodic benefit cost:
Service cost-benefits earned during
   the period                               $   806    $   875      $ 577      $10,713    $10,650    $ 9,922
Interest cost                                 4,562      4,652        992       37,163     39,262     35,444
Expected return on plan assets               (4,878)    (4,592)      (505)           -          -          -
Amortization of prior service cost             (861)      (289)      (355)         305        305          -
                                            -------    -------      -----      -------    -------    -------
Net periodic benefit cost                   $  (371)   $   646      $ 709      $48,181    $50,217    $45,366
                                            =======    =======      =====      =======    =======    =======

TWA has several defined contribution plans covering most of its employees. Total pension expense for these plans was $55.8 million, $55.7 million and $58.0 million for the years ended December 31, 1998, December 31, 1997 and December 31, 1996, respectively. Such defined contribution plans include: (a) trust plans established pursuant to collective bargaining agreements with certain employee groups providing for defined Company contributions generally determined as a percentage, ranging from 2% to 11%, of pay; and (b) retirement savings plan for Noncontract Employees to which the Company contributes amounts equal to 25% of voluntary employee after-tax contributions up to a maximum of 10% of the employee's pay. Pursuant to the 1992 labor agreements, Company contributions were suspended for certain defined contribution plans for the period September 1, 1992 through August 31, 1995. Such suspension was extended through August 31, 1997. In connection with the Comprehensive Settlement Agreement, TWA agreed to make contributions to defined contribution plans aggregating 2% of eligible wages for 1993 through 1995, and 3.3% thereafter. The Company made the 1994 contribution payment on June 20, 1995. Commencing on July 1, 1995, TWA is required to make such contributions on a monthly basis.

7.  CAPITAL STOCK:

   The Company has the authority to issue 287.5 million shares of capital stock, consisting of 150 million shares of common stock and
137.5 million additional shares of preferred stock. On the effective date of the 1995 reorganization, TWA issued approximately 17.2 million shares of common stock, 6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which are attributable to ALPA represented employees, see Note 8), Equity Rights for the purchase of approximately 13.2 million shares of common stock, warrants for the purchase of approximately 1.7 million shares of common stock exercisable over a seven year period at $14.40 per share (the "Seven Year Warrants"), warrants for the purchase of up to 1.15 million shares of common stock (for nominal consideration), and $109.0 million aggregate liquidation value of Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock"). In addition, each of the 12.5 million shares of the then existing preferred stock were converted into, and holders received, 0.1024 shares of common stock, 0.0512 Equity Rights and 0.1180 Seven Year Warrants. Holders of then existing common stock, other than shares held by trusts for employees, received 0.0213 shares of common stock, 0.0107 Equity Rights and 0.0246 Seven Year Warrants.

   In October 1995, TWA received approximately $55.3 million in gross proceeds from the exercise of 13,206,247 Equity Rights and issued
13,206,247 shares of common stock. The Company paid a fee of approximately $3.4 million in September 1995 to certain standby purchasers of shares covered by the Equity Rights.

   TWA subsequently issued 2.07 million additional shares of common stock to previous holders of TWA's 10% Senior Secured Notes based upon the trading prices of securities distributed pursuant to the 1995 reorganization.

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

   There were 1,742,831 and 1,742,920 Seven Year Warrants outstanding at December 31, 1998 and 1997, respectively. All warrants to purchase shares of common stock for nominal consideration had been exercised at December 31, 1998.

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

   The Company filed a registration statement with the Securities and Exchange Commission to register resales of 9 1/4% Preferred Stock, the Debentures and the underlying shares of common stock issuable upon conversion thereof. In addition, the Company must use its reasonable best efforts to cause a registration statement to be effective until the earlier of (i) the sale of all securities covered by the registration, or (ii) two years after the date of original issuance.

   In March 1996, the Company completed an offering, pursuant to Rule 144A of the Securities Act, of 3,869,000 shares of its 8% Preferred Stock, with a liquidation preference of $50 per share. Each share of the 8% Preferred Stock may be converted at any time, at the option of the holder, unless previously redeemed or exchanged, into shares of common stock at a conversion price of $20.269 per share (equivalent to a conversion rate of approximately 2.467 shares of common stock for each share of 8% Preferred Stock), subject to adjustment. Pursuant to the registration rights agreement between the Company and the initial purchasers of the 8% Preferred Stock, the Company filed a registration statement to register resales of the 8% Preferred Stock, the Debentures (as defined below) and the underlying shares of common stock issuable upon conversion thereof.

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

   In December 1995, the Company adopted a Shareholders Rights Plan. Each holder of common stock or Employee Preferred Stock received a dividend of one right for each share, entitling the holder to buy one one-hundredth of a share of a new series of preferred stock at a purchase price of $47.50 and, thereafter, all common stock and Employee Preferred Stock issued by the Company has had an equivalent number of rights attendant to it. The rights may become exercisable only under certain conditions whereby certain persons (as defined) become the owner of or commence a tender offer for certain specified percentages of TWA's voting stock and may be redeemed by TWA at $0.01 per right prior to such time. In the event the rights become exercisable, holders would be entitled to receive, without payment of a purchase price, additional shares of common stock or be entitled to purchase common stock having a market value of twice the purchase price.

8.  EARNED STOCK COMPENSATION:

   On the effective date of the 1995 reorganization, TWA issued approximately 6.4 million shares of Employee Preferred Stock to trusts established for its unionized employees, including approximately 1.7 million shares attributable to ALPA represented employees (the "ALPA shares"). Except for certain rights with respect to the election of directors and the fact that such shares are held in trusts, the Employee Preferred Stock has rights substantially identical to TWA's common stock. TWA also issued an aggregate of approximately 1.0 million shares of common stock to a trust established for the benefit of certain of TWA's other employees. The ALPA shares were distributed by its trustee to an employee benefit plan (the "ESOP") in one-third increments annually beginning August 1995. In 1997 and 1996, operating results included charges of approximately $3.9 million and $6.9 million, respectively, representing the value of ALPA shares allocated and ALPA shares earned, but unallocated, for such periods, based upon the market price of TWA's common stock. There was no effect on operating results in 1998.

   In recognition of the fact that the percentage of TWA's stock owned by TWA's employees was substantially reduced in the 1995 reorganization, TWA adopted the Employee Stock Incentive Plan ("ESIP") as part of the 1995 reorganization. The ESIP requires TWA, from 1997 through 2002, to make grants of additional shares of common stock and Employee Preferred Stock to certain trusts established for the benefit of its union and non-union employees if certain conditions are met.

   The ESIP requires TWA to make a grant on July 15 of each year if the average market closing price of the common stock for 30 consecutive trading days has exceeded a target price for such year set forth in the ESIP. The target price applicable to the additional shares to be issued in each year is $11.00 in 1997, $12.10 in 1998, $13.31 in 1999, $14.64 in
2000, $16.11 in 2001 and $17.72 in 2002. Each grant is cumulative and if the applicable target price is not met in the initial grant year, the applicable grant is carried forward and may be granted in future years
(up to July 15, 2002) in which the average market closing price of the common stock exceeds the target price before July 15 of that year. The first two ESIP target prices of $11.00 and $12.10 were realized on February 17, 1998 and March 4, 1998, respectively, and as a result, TWA issued an additional 2,377,084 shares (net of the credit of 405,750 shares discussed in the following paragraph) of Employee Preferred Stock on July 15, 1998 to satisfy the 1997 and 1998 ESIP grant amounts. TWA recorded non-cash charges of $26.5 million and $1.0 million in the first and third quarters of 1998, respectively, in connection with this issuance. The ESIP provides for an increase in future grants to protect against the dilutive effect of certain stock issuances by TWA. Based on issuances of common stock through December 31, 1998, additional common stock and Employee Preferred Stock will be subject to grant in an amount sufficient to increase employee ownership by 1.84% in 1999, 1.34% in 2000, 1.34% in 2001 and 1.34% in 2002 based on the combined total number of outstanding shares of common stock and Employee Preferred Stock as of the applicable July 15 grant date. If the ESIP's remaining target prices of $13.31, $14.64, $16.13 and $17.72 are realized for the years 1999 to 2002, respectively, the minimum aggregate non-cash charge for the years 1999 to 2002 would be approximately $103.4 million based upon these target prices and the number of shares of common stock and Employee Preferred
Stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA's common stock exceeds certain target prices. In addition, a stock purchase trustee of a special purpose trust to be established has the right under the ESIP through July 15, 2002 to purchase additional shares of Employee Preferred Stock on behalf of employees in amounts up to a total of 2% of the combined total number of outstanding shares of common stock and Employee Preferred Stock, at a discount of 20% from the then current market price.

   The ESIP separately provides that following the distribution by TWA of additional shares of Employee Preferred Stock or common stock after the effective date of the 1995 reorganization in respect of the 1995 reorganization, TWA would issue an additional number of shares of Employee Preferred Stock and common stock to permit employees to retain the same level of ownership initially granted to them based on a formula. Union representatives and TWA agreed to a one-time distribution in 1997 pursuant to this provision of the ESIP of a total of 525,856 shares of Employee Preferred Stock and common stock. As part of that agreement, since additional ESIP shares were not issued to the employees in July 1997, TWA issued an additional 405,750 shares of Employee Preferred Stock and common stock to the employee trusts. TWA received a credit for this issuance of shares against its July 15, 1998 grant under the ESIP.

9.  STOCK OPTION PLANS:

   The Company's 1994 Key Employee Stock Incentive Plan (the
"KESIP"), as amended, provides for the award of incentive and nonqualified stock options for up to 14% of the common stock and Employee Preferred Stock outstanding as of the start of each fiscal year (approximately 8.6 million shares at January 1, 1999). Generally, options granted under the KESIP have a five year life after the final vesting period and vest at the rate of 34% upon the first anniversary of the award date, 33% upon the second and 33% upon the third anniversary of the award date. Unvested shares are subject to forfeiture under certain circumstances.

   A summary of the Company's outstanding stock options as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                    1998                          1997                          1996
                                          -------------------------     --------------------------    -------------------------
                                                           WEIGHTED                       WEIGHTED                     WEIGHTED
                                                           AVERAGE                        AVERAGE                      AVERAGE
                                                           EXERCISE                       EXERCISE                     EXERCISE
                                           SHARES           PRICE        SHARES            PRICE       SHARES           PRICE
                                          ---------        --------     ---------         --------    ---------        --------
Outstanding at the beginning of year      3,342,180         $ 6.39      2,026,384          $5.61      2,228,000         $ 4.68
Granted                                     547,850          10.79      2,027,155           6.80        453,000          11.65
Exercised                                  (566,196)          4.79       (565,545)          4.66       (191,316)          4.64
Forfeited                                  (293,565)          8.56       (145,814)          7.88       (463,300)          7.43
                                          ---------                     ---------                     ---------
Outstanding at end of year                3,030,269           7.28      3,342,180           6.39      2,026,384           5.61
                                          =========                     =========                     =========

Option exercisable at year-end            1,696,704                     1,812,020                     1,302,700
Weighted average fair value of options
   granted during the year                    $4.92                         $3.32                         $6.79


   The per share weighted average fair value of options granted during 1998, 1997, and 1996 were estimated using the Black Scholes option pricing model assuming risk-free interest rates of 5.09%, 5.97% and 6.6% in 1998, 1997 and 1996, respectively, an expected volatility factor of 62.59% in 1998, 67.14% in 1997 and 85.00% in 1996 and an
expected life of three years.

   The following table summarizes information about fixed stock options at December 31, 1998:

                                               OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                             ---------------------------------------------------------      ------------------------------------
     RANGE                      NUMBER         WEIGHTED-AVERAGE                               NUMBER
      OF                     OUTSTANDING          REMAINING           WEIGHTED-AVERAGE      EXERCISABLE         WEIGHTED-AVERAGE
EXERCISE PRICES              AT 12/31/98       CONTRACTUAL LIFE        EXERCISE PRICE       AT 12/31/98          EXERCISE PRICE
---------------              -----------     -------------------      ----------------      -----------         ----------------
$ 4.56 to  5.84               1,303,089           2.51 years               $ 5.37            1,111,089               $ 5.34
  6.22 to  7.78               1,009,400           4.06 years                 7.30              459,505                 7.28
  7.79 to 10.13                 207,900           4.72 years                 8.47               56,660                 8.48
 10.16 to 12.38                 434,600           4.74 years                11.19               51,150                10.47
 12.63 to 18.37                  75,280           4.68 years                14.06               18,300                15.65
                              ---------                                                      ---------
$ 4.56 to 18.37               3,030,269                                                      1,696,704
                              =========                                                      =========

   As permitted under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. However, pro forma disclosures as if the Company adopted the fair value based method of measurement for stock-based compensation plans under SFAS No. 123 in 1998, 1997 and 1996 are presented below.

   Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS No. 123, the Company's pro forma net loss, and net loss per common share for 1998, 1997 and 1996 would approximate the amounts below (amounts in thousands except per share data):

                                        YEAR ENDED                          YEAR ENDED                       YEAR ENDED
                                     DECEMBER 31, 1998                   DECEMBER 31, 1997               DECEMBER 31, 1996
                               ----------------------------        ----------------------------     -------------------------
                               AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA     AS REPORTED     PRO FORMA
                               -----------        ---------        -----------        ---------     -----------     ---------
Net loss                        $(120,481)        $(124,648)        $(110,835)        $(114,942)     $(284,815)     $(285,716)
Net loss per common
   share                        $   (2.35)        $   (2.42)        $   (2.37)        $   (2.45)     $   (7.27)     $   (7.30)

   The pro forma amounts do not give any effect to options granted prior to January 1, 1995.

   Operating results include charges of $2.2 million for the year ended December 31, 1996 to reflect the excess of the market price of TWA's common stock on the date of grant over the exercise price, during the vesting period including $1.8 million with respect to the accelerated vesting of certain awards in connection with the severance of certain officers. There were no such charges in 1997 or 1998.


10.  CONTINGENCIES:

   On July 17, 1996, TWA Flight 800 crashed shortly after departure from JFK en route to Paris, France. There were no survivors among the 230 passengers and crew members aboard the Boeing 747 aircraft. While TWA is currently a defendant in a number of lawsuits relating to the crash, TWA maintains substantial insurance coverage and management believes that TWA's insurance coverage is more than sufficient to cover the claims arising from the crash. In addition, TWA has entered into agreements that limit the amount of TWA's exposure to such claims and that significantly reduce the amounts charged or reserved under applicable insurance policies as a result of the crash of Flight 800. Based on the insurance coverage maintained by TWA and those agreements, TWA believes that the resolution of these claims will have no material impact on the financial condition of TWA or its results of operations.

   On October 22, 1991, a judgment in the amount of $12,336,127 was entered against TWA in an action in the United States District Court for the Southern District of New York by Travellers International A.G. and its parent company, Windsor, Inc. In order to obtain a stay of judgment pending appeal, TWA posted a cash undertaking of $13,693,101. In connection with the 1993 reorganization, TWA sought to have the matter ultimately determined by the Bankruptcy Court and claimed that the cash undertaking constituted a preference payment. In February 1994, the Bankruptcy Court determined the matter in a manner favorable to TWA. Following appeals, the Bankruptcy Court's decision was affirmed on January 20, 1998. The cash undertaking previously posted by TWA was returned to TWA in June 1998 and is reflected in other income in 1998. After deduction of $3.3 million for reimbursement of certain administrative costs previously incurred by TWA, $10.4 million received pursuant to this proceeding was applied in July 1998 to reduce the Pension Benefit Guaranty Notes ("PBGC Notes").

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

   In connection with certain wage scale adjustments afforded to non-contract employees, employees previously represented by IFFA have asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if sustained, would require TWA to provide additional compensation to these employees. The Eighth
Circuit Court of Appeals upheld a district court ruling that affirmed the arbitrator's award. TWA has filed a motion before the District Court for the Eastern District of Missouri seeking referral of the matter to the System Board of Adjustment for determination on TWA's claim that, to the extent it was unsuccessful on the merits, actions taken by TWA following issuance of the arbitrator's award and in accordance with the arbitrator's opinion have substantially, if not totally, mitigated potential damages. Accordingly, the Company has not recorded any liability for this litigation. The IAM (now collective bargaining agent for employees formerly represented by IFFA) has filed a motion requesting the district court to hold TWA in contempt of court and to order TWA to implement the arbitration award. TWA believes that pending the district court's ruling on TWA's motion to remand, TWA is not required to implement the arbitration award and the IAM's motion is without merit. The amount, if any, due under the award is incapable of being determined pending the district court's ruling on TWA's motion and, if remanded, the decision of the System Board of Adjustment.

   The Company is also defending a number of other actions which have arisen in the ordinary course of business, and are insured or the likely outcome of which the management of the Company does not believe may reasonably be expected to be materially adverse to the Company's financial condition or results of operations.


11. AIRCRAFT COMMITMENTS:

   TWA entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. As of December 31, 1998, TWA had taken delivery of six aircraft and had four on firm order. Five of the six aircraft already delivered were originally manufacturer-financed and one was leased. In separate transactions in June, July and October 1998, these five manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor. The four remaining aircraft are scheduled to be delivered in 1999 and 2000. The first of these aircraft was delivered in March 1999 and was immediately sold to, and leased back under an operating lease from an aircraft lessor. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring two of the remaining three aircraft and commitments for 100% lease financing of the cost of acquiring the remaining aircraft. In September 1998, TWA entered into an agreement with Boeing to acquire four additional B-757-231 aircraft to be delivered during 1999. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring these aircraft. These commitments are subject to, among other things, material adverse change clauses that make the availability of this debt and lease financing dependent upon the financial condition of TWA at the time of delivery.

   The Company has entered into an agreement for the operating lease for one additional B-767-300ER and three additional B-757-200 aircraft. These aircraft are scheduled to be delivered in 1999, excluding one B-757-200 that is scheduled for delivery in January 2000.

   The Company has granted to a major financial institution the option to purchase and leaseback to TWA, under substantially the same terms and conditions as another B-757 aircraft previously leased to TWA in 1998, four of the eight B-757-231 aircraft to be delivered by Boeing during 1999.

   In 1989, TWA entered into agreements with AVSA, S.A.R.L. ("Airbus") and Rolls-Royce plc relating to the purchase of ten A330-300 twin-engine wide-body aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $1.0 billion. The agreements, as amended, require the delivery of the aircraft in 2001 and 2002 and provide for the purchase of up to ten additional aircraft. TWA has not yet made arrangements for the permanent financing of the purchases subject to the agreements. In the event of cancellation, predelivery payments of approximately $18 million may be subject to forfeiture.

   In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. As of December 31, 1998, TWA had taken delivery of 13 of the MD-83 aircraft and expects to take delivery of two additional planes in 1999.

   In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft, with deliveries in 1999. The Company has obtained commitments for long-term debt and lease financing for these aircraft.

   In December 1998, TWA announced that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The letter of intent includes financing for all of the firm order aircraft. The terms of the purchase orders and the related financing are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

   TWA elected to comply with the transition requirements of the Airport Noise and Capacity Act of 1990 (the "Noise Act") by adopting the Stage 2 aircraft phase-out/retrofit option, which requires that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company has retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. TWA complied with the transition requirements for December 31, 1998, by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

   In February 1999, TWA signed letters of intent with an aircraft lessor to sell and leaseback six Boeing 767-200 aircraft which would subsequently be returned to the lessor and replaced with three Boeing 767-300 aircraft from the same aircraft lessor. In connection with this transaction, the Company has made an offer to purchase for cash up to $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due
April 15, 2003 and any and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 (collectively, the "Notes"). The offer to purchase is subject to the consummation of the sale by TWA of the collateral that currently secures the Notes.

12. FINANCIAL CONDITION AND LIQUIDITY:

   TWA emerged from a bankruptcy proceeding in August 1995. In connection with the 1995 reorganization, TWA applied fresh start reporting in accordance with generally accepted accounting principles, which resulted in the creation of a new reporting entity for accounting purposes and TWA's assets and liabilities being adjusted to reflect fair values on the effective date of the 1995 reorganization.

   Since 1995, TWA has sustained significant net losses, although these losses have generally decreased each year, excluding special charges. The Company's long-term viability, as well as its ability to meet its existing debt and other obligations and future capital needs and commitments, depends on its ability to achieve and maintain profitable operations. Consequently, TWA seeks to improve operational reliability and productivity, schedule integrity and overall product quality in order to accomplish this goal. To that end, TWA has implemented and continues to focus its efforts on the following key initiatives:

   *    modernizing its fleet;
   *    focusing on improved productivity;
   * implementing a series of revenue-enhancing marketing initiatives to attract higher-yield business travelers;
   * implementing a number of employee-related initiatives to reinforce TWA's focus on operational performance; and
   *    optimizing TWA's route structure.

   Although TWA began implementing operational changes in late 1996 that are intended to improve TWA's financial results, TWA has incurred and will incur additional expenses as a result of these changes, including aircraft rental expenses, and these changes may not make TWA's future operations profitable. TWA's ability to continue to improve its financial position and to meet its financial obligations depends upon a number of uncertainties that may adversely impact its future results of operations, including:

   * insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
   * governmental limitations on the ability of TWA to service certain airports and/or foreign markets;
   * regulatory requirements necessitating additional capital expenditures;
   *    pricing and scheduling initiatives by competitors;
   *    the availability and cost of capital;
   *    increases in fuel and other operating costs;
   *    the outcome of certain ongoing labor negotiations; and
   * the adverse effects on yield of the continued implementation of a discount ticket program (the "Ticket Agreement") between TWA and Karabu Corporation, a company controlled by Carl Icahn ("Karabu"), on terms currently applied by Karabu. (TWA believes these terms are inconsistent with, and in violation of, the Ticket Agreement governing this program.)

   For the full year ended December 31, 1998, the Company's financial results reflected operating revenues of $3,259.1 million (a decrease of $68.9 million from operating revenues of $3,328.0 million for the full year 1997), an operating loss of $65.2 million which included special charges of $42.6 million and earned stock compensation charges of $27.5 million (a decrease of $35.9 million over the full year 1997 operating loss of $29.3 million which included earned stock compensation charges of $4.2 million), and a net loss of $120.5 million including a non-cash extraordinary loss of $13.1 million related to the early extinguishment of debt and special charges of $42.6 million (a decrease of $9.7 million over a net loss of $110.8 million in 1997 which included a non-cash extraordinary charge of $21.0 million related to the early extinguishment of debt).

   Overall, revenues generated as a result of moderate year over year increases in load factor and yield for 1998, while reflecting the Company's emphasis to improve system yield, were not sufficient to offset the decline in capacity. System capacity was down significantly year over year, due in part to the planned replacement of older L-1011 and B-747 aircraft with new B-757, B-767 and MD-80 aircraft on many routes. This capacity change reflects the continued planned "leveling" of TWA's seasonal schedules and the elimination of certain unprofitable international destinations. The Company recognizes the need to establish a better balance between yield enhancement and total revenue generation and continues to implement measures to achieve this goal. TWA's first quarter operating results have historically been considerably less favorable than other quarters and typically reflect substantial operating and net losses. Notwithstanding actions taken to date and planned by management to improve the Company's future operating results and performance, TWA anticipates reporting operating and net losses in the first quarter 1999.

   The Company's consolidated cash and cash equivalents balance at December 31, 1998 was $252.4 million, a $14.6 million increase from the December 31, 1997 balance of $237.8 million. The net increase in cash and cash equivalents during 1998 was due, in large part, to cash provided by proceeds from the sale of notes and from the sale and leaseback of certain aircraft and engines in 1998. These proceeds were used for the repayment of long-term debt and capital lease obligations and for working capital and other general corporate purposes.

   The 1994 labor agreements became amendable after August 31, 1997 and negotiations on a new collective bargaining agreement with ALPA commenced in June 1997. TWA reached agreement with ALPA that became effective on September 1, 1998.

   As part of the new contract, TWA agreed to pay increases over the next four years that will result in wages for TWA's pilots improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots while also granting TWA flexibility and improvements necessary to enhance its competitive position.

   TWA also may issue shares to employees under the terms of its new contract with ALPA. The new ALPA contract requires TWA to distribute either one million shares of TWA's common stock or $11 million in cash to ALPA members, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash.

   TWA is currently engaged in negotiations with its flight attendants and ground employees on new collective bargaining agreements and expects that the new agreements with these employees will likely result in additional increases in wage rates. TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. It is also essential that its labor costs remain favorable in comparison to its largest competitors. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The outcome of these labor negotiations and the terms of any contracts cannot be predicted at this time.

   On June 14, 1995, TWA entered into a 99-month Ticket Agreement with Karabu, which permitted Karabu to purchase two categories of discounted tickets: (1) "domestic consolidator tickets," which are subject to a cap of $610 million, based on the full retail price of tickets ($120 million in the first fifteen months and $70 million per year for seven consecutive years through the term of the agreement), and
(2) "system tickets," which are not subject to any cap throughout the term of the agreement. Tickets sold by the Company to Karabu pursuant to the Ticket Agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes the applicable provisions of the Ticket Agreement do not allow Karabu to market or sell system tickets through travel agents or directly to the public. Karabu, however, has been marketing system tickets through travel agents and directly to the general public. TWA has demanded that Karabu cease doing so, and Karabu has stated that it disagrees with TWA's interpretation concerning sales through travel agents or directly to the general public.

   In December 1995, TWA filed a lawsuit against Karabu, Mr. Icahn, and certain affiliated companies seeking damages and to enjoin further violations of the Ticket Agreement. Mr. Icahn countered by threatening to file his own lawsuit and to declare a default on the loans from entities related to Mr. Icahn, which financing was then secured by certain receivables and flight equipment and have since been fully repaid. Mr. Icahn's position was based upon a variety of claims related to his interpretations of the security agreement as well as with respect to certain alleged violations of the Ticket Agreement by TWA. The parties negotiated a series of standstill agreements pursuant to which TWA's original lawsuit was withdrawn while TWA and Mr. Icahn endeavored to negotiate a settlement of their differences and respective claims.
On March 20, 1996, TWA filed a petition in Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Mr. Icahn, Karabu, and certain other entities affiliated with Mr. Icahn. The TWA petition alleged that the defendants are violating the Ticket Agreement and otherwise tortiously interfering with TWA's business expectancy and contractual relationships. The TWA petition sought a declaratory judgment finding that the defendants have violated the Ticket Agreement, and also sought liquidated, compensatory and punitive damages, in addition to TWA's costs and attorney's fees. On May 7, 1998, the court denied the TWA petition and dismissed the defendants' counterclaims.
The court concluded that the defendants could sell discount tickets under the Ticket Agreement to any person who actually uses the ticket, including non-business travelers, and that the defendants had not breached the Ticket Agreement. No damages were assessed in respect to either plaintiff's or defendants' petitions.

   The defendants have moved to amend or modify the court's ruling to include a declaratory judgement that the defendants are permitted to sell tickets to any person for any purpose, which could include use by the purchaser's family members or friends. TWA has opposed this motion and has requested that the court clarify the ruling to limit its scope consistent with the reasoning set forth in the decision, specifically so that the person purchasing the ticket must use the ticket (with certain enumerated exceptions) and may not purchase a ticket for any other person. The court denied both motions on June 25, 1998. TWA has appealed denial of its motion for clarification and the court's original ruling.

   Although TWA intends to press its claims vigorously, it is possible that Karabu's interpretation of the Ticket Agreement regarding system discount ticket sales by the defendants through travel agents or directly to the general public could be determined, either by a court or otherwise, to be correct. In such event, unless TWA took appropriate action to mitigate the effect of these sales, TWA could suffer loss of revenue and reduced overall passenger yields on a continuing basis during the term of the Ticket Agreement.

   Ticket sales under the Ticket Agreement, which commenced in September 1995, were $274.4 million in 1998, $236.1 million in 1997, $139.7 million in 1996 and $16.0 million in 1995 at full published fares. The aggregate net sales, after applicable discounts under the Ticket Agreement, were $136.1 million in 1998, $129.9 million in 1997, $76.9 million in 1996 and $8.8 million in 1995. Of these amounts, $124.6 million, $116.0 million, $71.5 million and $4.4 million are included as passenger revenues for 1998, 1997, 1996 and the four months ended December 31, 1995, respectively, as the related transportation had been provided. Substantially all ticket sales under the Ticket Agreement to date have been "System Tickets".

   Net discounted sales from tickets sold under the Ticket Agreement with Karabu have been excluded from cash flows from operating activities because the related amounts were applied to reduce certain loans to TWA provided by entities controlled by Carl Icahn ("Icahn Loans") and certain promissory notes payable by TWA to the PBGC. The purchase price of tickets purchased by Karabu under the Ticket Agreement were required to either, at Karabu's option and with certain restrictions, be retained by Karabu and the amount so retained be credited as prepayments against outstanding balances of Icahn Loans, or be paid over to the settlement trust established for TWA's account as prepayments on the PBGC promissory notes. On December 30, 1997, TWA repaid the outstanding balance of the Icahn Loans out of the proceeds of a receivables securitization offering by the Company. In December 1998, the PBGC promissory notes were paid in full with the proceeds from ticket sales. Accordingly, proceeds from the sales of tickets under the Karabu
Ticket Agreement are now paid directly to TWA.

   TWA has assigned substantial value to routes, gates and slots
($458.4 million) and reorganization value in excess of amounts allocable to identifiable assets ($839.1 million). The amortization of these assets, while not requiring the use of cash, will significantly affect future operating results. The Company has evaluated its future cash flows and notwithstanding the operating loss experienced since the 1995 reorganization, expects that the carrying value of the intangibles at December 31, 1998 will be recovered. However, the achievement of these improved future operating results and cash flows are subject to considerable uncertainties. In future periods, TWA will evaluate these intangibles for recoverability based upon estimated future cash flows.
If TWA does not achieve these expectations, it may be required to charge future operations for impairment of these assets, and these charges could be material.

   TWA generally must satisfy all of its capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. However, TWA has pledged a substantial portion of its assets to secure various issues of its outstanding debt. TWA's financing agreements generally require TWA to apply the proceeds from the sale of any pledged assets to repay the corresponding debt. If TWA is unable to obtain additional capital, TWA may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and TWA may therefore be unable to achieve the full benefits expected from the plan.


13. EXTRAORDINARY ITEMS:

   The Company recorded extraordinary charges of approximately $13.1 million in 1998, $9.9 million in 1997 and $1.6 million in 1996 due to the early extinguishment of a portion of the PBGC Notes as a result of Karabu applying approximately $148.3 million in 1998, $70.3 million in 1997 and $6.4 million in 1996 in ticket proceeds as prepayments on the PBGC Notes.

   In 1997 and 1996, the Company consummated a series of privately negotiated exchanges with a significant holder of the 12% Senior Secured
Reset Notes which resulted in the return to the Company of approximately
$51.8 million, in 1997, and $45.3 million, in 1996, in 12% Senior
Secured Reset Notes and approximately $1.4 million, in 1997, and $1.5 million, in 1996, in accrued interest thereon in exchange for the issuance of approximately 7.7 million, in 1997, and 4.5 million, in 1996, in shares of the Company's common stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $7.2 million in 1997 and $8.2 million in 1996 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the dates of exchanges) and the carrying value of the 12% Senior
Secured Reset Notes retired.

   During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes, incurring an extraordinary non-cash charge of $3.9 million relative to the write off of the unamortized discount on the Notes.


14.  SPECIAL CHARGES AND OTHER NONRECURRING ITEMS:

   The 1998 operating loss includes approximately $42.6 million in special charges associated with the Company's ongoing fleet renewal program and elimination of excess overhead items.

   As part of TWA's continuing strategy to update its existing aircraft fleet with newer, more modern equipment, management has made the decision to set down and return a number of older aircraft currently under lease agreements. In order to comply with the lease return conditions contained in the respective lease agreements, these aircraft are expected to require additional costs at lease termination. Accordingly, the Company recorded a charge of $25.0 million which represents management's best estimate of these costs. These costs are expected to be paid by the Company over the next 18 months.

   As part of TWA's ongoing restructuring of its international operations and the closure of the Los Angeles reservations office, the Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. These severance costs are expected to be paid to the respective employees over the next 12 months.

   The 1996 operating loss included an aggregate of approximately $85.9 million in special charges and nonrecurring items, primarily as follows:
        (1) approximately $26.7 million to reflect the write-off of the carrying value of TWA's New York-Athens route authority over which TWA elected to discontinue service,
        (2) approximately $53.7 million to reflect the reduction in carrying value of TWA's owned L-1011 and B-747 aircraft and related spare parts which were retired from service in 1997 and early 1998, and
        (3) approximately $5.5 million for employee severance liabilities related to the termination of service to Athens and Frankfurt.

   The write-down of owned aircraft and related spare parts in 1996 was based upon management's estimates of the net proceeds to be received upon the disposition of these assets. At December 31, 1998, the remaining accrual aggregated approximately $3.0 million which principally related to the retirement of B-747 aircraft.


15.  DISPOSITION OF ASSETS:

   Disposition of assets resulted in net gains of $20.1 million and $16.0 million in 1998 and 1997, respectively, and in a net loss of $1.1 million in 1996.

   In 1998, TWA recorded gains of $20.1 million in connection with the sale of spare flight equipment, aircraft, engines and other miscellaneous property.

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


16.  OTHER CHARGES AND CREDITS-NET:

                                                                                            YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------------
                                                                                 1998                 1997               1996
                                                                               --------             --------           --------
                                                                                            (AMOUNTS IN THOUSANDS)
Provisions for losses resulting from claims and litigation
   judgments against TWA                                                       $  1,329             $    143           $    235
Foreign currency transaction (gains) losses-net                                     200                  578               (642)
Finance charge income earned on receivables carried by TWA                       (7,666)              (8,112)            (8,030)
Credits related to settlement of various contract disputes,
   litigation and other matters                                                 (13,693)                (289)            (2,500)
Credits related to vendor discounts applied net of late payment
   fees                                                                          (2,692)              (4,810)            (7,074)
Equity in earnings of TWA's investment in Worldspan
   (Note 2)                                                                      (9,100)             (11,305)           (11,919)
Miscellaneous other nonoperating charges (credits)-net                            1,776                  368              1,311
                                                                               --------             --------           --------
      Total Other Charges and Credits-net                                      $(29,846)            $(23,427)          $(28,619)
                                                                               ========             ========           ========


17.  SEGMENT REPORTING:

   TWA has adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. The standard defines an operating segment as a component of an enterprise for which discrete financial information is available and is regularly evaluated by the chief operating decision maker. TWA believes that it operates within only one such segment under the standard, that of air transportation. However, that segment is analyzed and reported in two primary geographic areas, Domestic and International (the Atlantic division as reported to the Department of Transportation). Information related to revenues generated from operations within those geographic areas is presented below.

                                                                 Years Ended December 31,
                                                    ------------------------------------------------
                                                      1998                1997                1996
                                                    --------            --------            --------
Operating Revenues (in millions):
   Domestic                                         $2,841.5            $2,809.7            $2,835.2
   International                                       417.6               518.3               719.2
                                                    --------            --------            --------
   Total                                            $3,259.1            $3,328.0            $3,554.4
                                                    ========            ========            ========

   TWA identifies revenues to each division based on dollars generated by specific flight segment and the division in which each flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft) which are not assigned to a specific geographic area, but rather are flown across geographic boundaries.

18.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

   SFAS No. 107, "Disclosures About Fair Value of Financial
Instruments" requires disclosures with regards to fair values of all financial instruments, whether recognized or not recognized in the balance sheet, subject to certain exceptions. Solely for purposes of complying with this accounting standard, the Company has estimated the fair value of certain of its financial instruments, as further described below. Because no market exists for a significant portion of TWA's financial instruments, fair value estimates provided below are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The discussion of financial instruments below conforms with the presentation in the Consolidated Balance Sheets and relates to the amounts at December 31, 1998 and 1997.

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

(d) Debt:    On December 31, 1998,  TWA's publicly traded debt had a
    carrying value of $288.5 million and a market value of $192.8 million, while at December 31, 1997, the Company had no publicly traded debt. The Company believes the fair value of the remaining debt, which had an aggregate carrying value of approximately $395.4 million and $787.9 million at December 31, 1998 and 1997, respectively, was approximately $393.5 million and $800.4 million on those dates.

   In connection with credit card sales, the Company has agreed to maintain specified levels of deposits or a letter of credit. At December 31, 1998, a letter of credit of $20.0 million had been issued for the Company's benefit to provide the required level of deposits.


19.  FUEL PRICE RISK MANAGEMENT

   TWA enters into fuel swap contracts to protect against significant increases in jet fuel prices. Under the agreements, the Company receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on fuel swap agreements would be recognized immediately were the changes in market value of the agreements to cease to have a high correlation to the price changes of the fuel being hedged.

   At December 31, 1998, TWA had agreements with broker-dealers to exchange payments on approximately 26 million gallons of fuel products, which represents a minor portion of the Company's fuel requirements in the first six months of 1999. The fair value of the Company's fuel swap agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $1.8 million.

20.  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED):

   Selected consolidated financial data (unaudited) for each quarter within 1998 and 1997 are as follows:

                                                               FIRST               SECOND             THIRD            FOURTH
                                                              QUARTER              QUARTER           QUARTER          QUARTER
                                                             --------             --------          --------          --------
                                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1998

Operating revenues                                           $765,389             $883,536          $863,158          $747,064
                                                             ========             ========          ========          ========
Operating income (loss)                                      $(68,707)            $ 45,548          $ 23,694          $(65,694)
                                                             ========             ========          ========          ========
Disposition of assets, gains (losses) - net                  $  6,997             $ 11,810          $  2,100          $   (820)
                                                             ========             ========          ========          ========
Income (loss) before extraordinary items                     $(54,140)            $ 24,750          $   (923)         $(77,099)
                                                             ========             ========          ========          ========
Extraordinary items                                          $ (1,380)            $ (5,256)         $ (4,390)         $ (2,043)
                                                             ========             ========          ========          ========
Net income (loss)                                            $(55,520)            $ 19,494          $ (5,313)         $(79,142)
                                                             ========             ========          ========          ========
Per share amounts:

   Basic:

      Earnings (loss) before extraordinary items             $  (1.04)            $    .33          $   (.11)         $  (1.27)
                                                             ========             ========          ========          ========
      Extraordinary items                                    $   (.02)            $   (.09)         $   (.07)         $   (.03)
                                                             ========             ========          ========          ========
      Net income (loss)                                      $  (1.06)            $    .24          $   (.18)         $  (1.30)
                                                             ========             ========          ========          ========
   Diluted:

      Net income (loss)                                      $  (1.06)            $    .21          $   (.18)         $  (1.30)
                                                             ========             ========          ========          ========

YEAR ENDED DECEMBER 31, 1997

Operating revenues                                           $762,306             $844,442          $908,381          $812,823
                                                             ========             ========          ========          ========
Operating income (loss)                                      $(99,486)            $  5,932          $ 63,757          $    537
                                                             ========             ========          ========          ========
Disposition of assets, gains (losses) - net                  $  9,350             $  3,030          $  2,828          $    796
                                                             ========             ========          ========          ========
Income (loss) before extraordinary items                     $(70,032)            $(11,995)         $ 13,276          $(21,111)
                                                             ========             ========          ========          ========
Extraordinary items                                          $ (1,532)            $ (2,405)         $ (6,985)         $(10,051)
                                                             ========             ========          ========          ========
Net income (loss)                                            $(71,564)            $(14,400)         $  6,291          $(31,162)
                                                             ========             ========          ========          ========
Per share amounts:

   Basic:

      Earnings (loss) before extraordinary items             $  (1.51)            $   (.31)         $    .17          $   (.44)
                                                             ========             ========          ========          ========
      Extraordinary items                                    $   (.03)            $   (.05)         $   (.13)         $   (.18)
                                                             ========             ========          ========          ========
      Net income (loss)                                      $  (1.54)            $   (.36)         $    .04          $   (.62)
                                                             ========             ========          ========          ========
   Diluted:

      Net income (loss)                                      $  (1.54)            $   (.36)         $    .04          $   (.62)
                                                             ========             ========          ========          ========


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

   The results for the fourth quarter of 1998 include special charges of $42.6 million (see Note 14). Additionally, such results include a favorable accrual adjustment to salaries, wages and benefits of approximately $8.0 million as a result of changes in estimates.

                                                                                                                 SCHEDULE II


                                      TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                           VALUATION AND QUALIFYING ACCOUNTS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                 (AMOUNTS IN THOUSANDS)


                 COLUMN A                                       COLUMN B          COLUMN C           COLUMN D         COLUMN E
-------------------------------------------                   ------------       ----------         ----------       ----------
                                                                                 ADDITIONS
                                                               BALANCE AT        CHARGED TO                          BALANCE AT
                                                              BEGINNING OF         COSTS &                             END OF
                DESCRIPTION                                      PERIOD           EXPENSES          DEDUCTIONS         PERIOD
-------------------------------------------                   ------------       ----------         ----------       ----------
YEAR ENDED DECEMBER 31, 1998
   Reserves deducted from assets to which they apply:
      Allowance for doubtful accounts                            $ 9,334           $ 5,711           $   586<Fa>       $14,459
                                                                 =======           =======           =======           =======
      Allowance for obsolescence                                 $19,176           $ 1,804           $   426           $20,554
                                                                 =======           =======           =======           =======

YEAR ENDED DECEMBER 31, 1997
   Reserves deducted from assets to which they apply:
      Allowance for doubtful accounts                            $12,939           $ 2,457           $ 6,062<Fa>       $ 9,334
                                                                 =======           =======           =======           =======
      Allowance for obsolescence                                 $29,463           $ 1,635           $11,922           $19,176
                                                                 =======           =======           =======           =======

YEAR ENDED DECEMBER 31, 1996
   Reserves deducted from assets to which they apply:
      Allowance for doubtful accounts                            $13,517           $ 8,037           $ 8,615<Fa>       $12,939
                                                                 =======           =======           =======           =======
      Allowance for obsolescence                                 $ 2,201           $28,889           $ 1,627           $29,463
                                                                 =======           =======           =======           =======

---------------
<Fa> Accounts written off, less recoveries.


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 1999              TRANS WORLD AIRLINES, INC.


                            By:  /s/ Gerald L. Gitner
                                 --------------------
                                 Chairman and Chief
                                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                             Date
      ---------                           -----                             ----

/s/ Gerald L. Gitner          Director, Chairman of the Board and       March 31, 1999
----------------------------  Chief Executive Officer (Principal
Gerald L. Gitner              Executive Officer

/s/ Michael J. Palumbo        Executive Vice President and Chief        March 31, 1999
----------------------------  Financial Officer (Principal Financial
Michael J. Palumbo            Officer and Principal Accounting
                              Officer)

<F*>/s/ John W. Bachmann      Director                                  March 31, 1999
----------------------------
John W. Bachmann

<F*>/s/ William F. Compton    Director                                  March 31, 1999
----------------------------
William F. Compton

<F*>/s/ Eugene P. Conese      Director                                  March 31, 1999
----------------------------
Eugene P. Conese

                              Director                                  March 31, 1999
----------------------------
Sherry L. Cooper

<F*>/s/ Edgar M. House        Director                                  March 31, 1999
----------------------------
Edgar M. House

<F*>/s/ Thomas H. Jacobsen    Director                                  March 31, 1999
----------------------------
Thomas H. Jacobsen





<F*>/s/ Myron Kaplan          Director                             March 31, 1999
----------------------------
Myron Kaplan

<F*>/s/ David M. Kennedy      Director                             March 31, 1999
----------------------------
David M. Kennedy

<F*>/s/ Merrill A. McPeak     Director                             March 31, 1999
----------------------------
Merrill A. McPeak

<F*>/s/ Thomas F. Meagher     Director                             March 31, 1999
----------------------------
Thomas F. Meagher

<F*>/s/ Brent S. Miller       Director                             March 31, 1999
----------------------------
Brent S. Miller

                              Director                             March 31, 1999
----------------------------
William O'Driscoll

<F*>/s/ G. Joseph Reddington  Director                             March 31, 1999
----------------------------
G. Joseph Reddington

<F*>/s/ Blanche M. Touhill    Director                             March 31, 1999
----------------------------
Blanch M. Touhill


<F*>By:  /s/  Kathleen A. Soled
        -----------------------
            Attorney-in-fact


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

<F*>2.4   Final Decree, dated December 28, 1995, related to the 1995 reorganization (Exhibit 2.7 to 12/31/95 Form 10-K)

<F*>3(i)  Third Amended and Restated Certificate of Incorporation of
          the Registrant (Exhibit 3(i) to the Registrant's
          Registration Statement on Form S-4, Registration Number
          333-26645)

 3(ii) Amended and Restated By-Laws of Trans World Airlines, Inc., effective December 8, 1998

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

<F*>4.17  Registration Rights Agreement dated as of March 31, 1997 between the Company and the Initial Purchaser relating to the 12% Senior Secured Notes due 2002 and the warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to Registrant's Registration Statement on Form S-4, No. 333-26645)

<F*>4.18  Warrant Agreement dated as of March 31, 1997 between the
          Company and American Stock Transfer & Trust Company, as Warrant Agent, relating to warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.18 to Registrant's Registration Statement on Form S-4, No. 333-26645)

<F*>4.19  Form of Indenture relating to TWA's 9-1/4% Convertible
          Subordinated Debentures due 2007  (Exhibit 4.19 to
          Registrant's Registration Statement on Form S-3, No.
          333-44689)

<F*>4.20  Registration Rights Agreement dated as of December 2, 1997 between the Company and the Initial Purchasers  (Exhibit
          4.20 to Registrant's Registration Statement on Form S-3, No.
          333-44689)

<F*>4.21  Indenture dated as of December 9, 1997 by and between TWA and First Security Bank, National Association, as Trustee, relating to TWA's 11-1/2% Senior Secured Notes due 2004 (Exhibit 4.21 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>4.22  Form of 11-1/2% Senior Secured Note due 2004 (contained in
          Indenture filed as Exhibit 4.21)

<F*>4.23  Registration Rights Agreement dated as of December 9, 1997 among the Company and Lazard Freres & Co. LLC and PaineWebber Incorporated, as initial purchasers, relating to TWA's 11-1/2% Senior Secured Notes due 2004 (Exhibit 4.23 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>4.24  Sale and Service Agreement dated as of December 30, 1997 between TWA and Constellation Finance LLC, as purchaser, relating to TWA's receivables (Exhibit 4.24 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>4.25  Registration Rights Agreement dated as of March 3, 1998 between the Company and the Initial Purchaser (Exhibit 4.25 to Registrant's Registration Statement on Form S-4, No.
          333-59405)

<F*>4.26  Indenture dated as of March 3, 1998 by and between TWA and
          First Security Bank, National Association, as Trustee, relating to TWA's 11-3/8% Senior Notes due 2006 (Exhibit 4.26 to Registrant's Registration Statement on Form S-4, No.
          333-59405)

<F*>4.27  Aircraft Sale and Note Purchase Agreement dated as of April
          9, 1998 among TWA, First Security Bank, National
          Association, as Owner Trustee and Seven Sixty Seven Leasing, Inc. (Exhibit No. 4.27 to Registrant's Registration
          Statement on Form S-4, No. 333-59405)

<F*>4.28  Indenture dated as of April 21, 1998 by and between TWA and
          First Security Bank, National Association, as Trustee, relating to TWA's 11-3/8% Senior Secured Notes due 2003 (Exhibit No. 4.28 to Registrant's Registration Statement on Form S-4, No. 333-59405)

<F*>4.29  Form of 11-3/8% Senior Secured Notes due 2003 (contained as
          Exhibit 1 to Rule 144A/Regulation S Appendix to Indenture in
          Exhibit 4.28)

<F*>4.30  Registration Rights Agreement dated as of April 21, 1998 between the Company, Lazard Freres & Co. LLC and First Security Bank, National Association relating to the 11-3/8% Senior Secured Notes due 2003 (Exhibit 4.31 to Registrant's Registration Statement on Form S-3, No. 333-56991)

<F*>4.31  Registration Rights Agreement dated as of April 21, 1998 between the Company, Lazard Freres & Co. LLC and First
          Security Bank, National Association relating to the
          Mandatory Conversion Equity Notes due 1999 (Exhibit 4.32 to Registrant's Registration Statement on Form S-3, No.
          333-56991)

<F*>4.32   Indenture dated as of June 16, 1998 by and between TWA and
           First Security Bank, National Association, as Trustee, relating to TWA's 10-1/4% Senior Secured Notes due 2003

<F*>4.33   Form of 10-1/4% Senior Secured Notes due 2003 (contained as
           Exhibit 1 to Rule 144A/Regulation S Appendix to Indenture in
           Exhibit 4.34)

<F*>4.34   Registration Rights Agreement dated as of June 16, 1998
           between the Company, Lazard Freres & Co. LLC and First
           Security Bank, National Association relating to the 10-1/4% Senior Secured Notes due 2003

<F*>4.35   Registration Rights Agreement dated as of June 16, 1998
           between the Company, Lazard Freres & Co. LLC and First
           Security Bank, National Association relating to the 10-1/4% Mandatory Conversion Equity Notes due 1999

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

<F*>10.7    Comprehensive Settlement Agreement, dated January 5, 1993
            (Exhibit 10(iv)(1) to 12/31/92 10-K)

<F*>10.8    Omnibus Amendment and Supplement to Agreements between TWA and Karabu Corp. dated as of March 28, 1994 (Exhibit 10.9.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.9    Form of Indemnification Agreement between TWA and individual members of the TWA Board of Directors relating to indemnification of director (Exhibit 10.16 to 6/94 10-Q)

<F*>10.10.1 Purchase Agreement, dated as of December 15, 1993 between
            TWA and Pacific AirCorp DC9, Inc. with respect to aircraft N927L and N928L (Exhibit 10.20.1 to Registrant's
            Registration Statement on Form S-4, No. 33-84944)

<F*>10.10.2 Lease Agreement 927, dated as of December 15, 1993, between
            Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N927L (Exhibit 10.20.2 to Registrant's Registration
            Statement on Form S-4, No. 33-84944)

<F*>10.10.3 Lease Agreement 928, dated as of December 15, 1993, between
            Pacific AirCorp DC9, Inc. and TWA with respect to aircraft N928L (Exhibit 10.20.3 to Registrant's Registration
            Statement on Form S-4, No. 33-84944)

<F*>10.11.1 Aircraft Purchase Agreement between TWA and Mitsui & Co.
            (U.S.A.), Inc. dated March 31, 1994, with respect to aircraft N950U (Exhibit 10.21.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.2 Aircraft Purchase Agreement between TWA and Mitsui & Co.
            (U.S.A.), Inc., dated March 31, 1994, with respect to aircraft N953U (Exhibit 10.21.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.3 Lease Agreement, dated as of March 31, 1994 between Mitsui &
            Co. (U.S.A.), Inc. and TWA with respect to aircraft N950U and N953U (Exhibit 10.21.3 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.4 Aircraft Purchase Agreement between TWA and McDonnell
            Douglas Finance Corporation, dated March31, 1994, with respect to aircraft N951U (Exhibit 10.21.4 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.5 Aircraft Purchase Agreement between TWA and McDonnell
            Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N952U (Exhibit 10.21.5 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.11.6 Lease Agreement, dated as of March 31, 1994 between
            McDonnell Douglas Finance Corporation and TWA with respect to aircraft N951U and N952U (Exhibit 10.21.6 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.1 Aircraft Purchase Agreement, dated March 31, 1994, between
            McDonnell Douglas Finance Corporation and TWA with respect to aircraft N306TW (formerly N534AW) (Exhibit 10.22.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.12.2 Purchase Money Chattel Mortgage, dated as of March 31, 1994, by TWA, as Mortgagor, and McDonnell Douglas Finance
            Corporation, as Mortgagee, with respect to N306TW (formerly N534AW) (Exhibit 10.22.2 to Registrant's Registration
            Statement on Form S-4, No. 33-84944)

<F*>10.12.3 Chattel Mortgage, dated as of March 31, 1994 by TWA as
            Mortgagor, in favor of McDonnell Douglas Finance
            Corporation, as Mortgagee, with respect to aircraft N306TW (formerly N534AW) (Exhibit 10.22.3 to Registrant's
            Registration Statement on Form S-4, No. 33-84944)

<F*>10.13   Commuter Air Service Agreement dated July 22, 1992, between
            TWA and Trans World Express, Inc. (Exhibit 10.23 to
            Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.14   Commuter Air Service Agreement dated October 27, 1993,
            between TWA and Alpha Air (Exhibit 10.24 to Registrant's
            Registration Statement on Form S-4, No. 33-84944)

<F*>10.15   Air Service Agreement dated October 1, 1994, between TWA and
            Trans States Airlines, Inc. (Exhibit 10.25 to Registrant's
            Registration Statement on Form S-4, No. 33-84944)

<F*>10.16   Consulting Agreement between TWA and Fieldstone, Private
            Capital Group, L.P. dated July 11, 1994 (Exhibit 10.26 to
            Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.17   Consulting Agreement dated July 15, 1994, between TWA and
            Simat, Helliesen & Eichner, Inc. (Exhibit 10.27 to
            Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.18.1 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Browsh & Associates, Inc. (Exhibit 10.28.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.18.2 Agreement for Purchase and Sale dated as of August 29, 1994, between TWA and Travel Marketing Holding Corporation
            (Exhibit 10.28.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.19.1 Addendum to Stock Purchase Agreement (identified in 10.29.2)
            dated October 31, 1994 (Exhibit 10.29.3 to 9/94 10-Q)

<F*>10.19.2 Addendum to Stock Purchase Agreement (identified in 10.29.2)
            dated November 2, 1994 (Exhibit 10.29.4 to 9/94 10-Q)

<F*>10.20.1 Form of Agreement dated as of August 31, 1994, between TWA and the Air Line Pilots Association, International (Exhibit
            10.31.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.20.2 Form of Agreement dated as of September 1, 1994, between TWA and the International Association of Machinists and Aerospace Workers (Exhibit 10.31.2 to Registrant's
            Registration Statement on Form S-4, No. 33-84944)

<F*>10.20.3 Form of Agreement dated as of September 1, 1994, between TWA and the Independent Federation of Flight Attendants (Exhibit
            10.31.3 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.20.4 Form of Agreement dated as of September 1, 1994, between TWA and the Transport Workers Union of America (Exhibit 10.31.4 to 9/94 10-Q)

<F*>10.21.1 Trust Agreement dated as of August 24, 1994 between and among TWA, the International Association of Machinists and Aerospace Workers, the Independent Federation of Flight Attendants, the Air Line Pilots Association, International, United States Trust Company of New York (Exhibit 10.32.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.21.2 Stock Pledge and Intercreditor Agreement dated as of August
            24, 1994 among TWA, TWA Stock Holding Company, Inc. and United States Trust Company of New York (Exhibit 10.32.2 to Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.22.1 Key Employee Stock Incentive Plan (Exhibit 10.33.1 to
            Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.22.2 Form of Option Agreements for options issued pursuant to the
            1994 Key Employee Stock Incentive Plan (Exhibit 10.33.2 to Registrant's Registration Statement on Form S-4, No.
            33-84944)

<F*>10.23   Extension, Refinancing and Consent Agreement between TWA,
            Karabu Corp, Pichin Corp, and Carl C. Icahn and the "Icahn
            Entities" dated as of June 14, 1995 (Exhibit 10.37 to 9/95
            10-Q)

<F*>10.23.1 Karabu Ticket Program Agreement between TWA and Karabu Corp.
            dated as of June 14, 1995 (Exhibit 10.37.1 to 12/95 10-K)

<F*>10.24   Trans World Airlines, Inc. Stock Purchase Warrant to
            Purchase Shares of Common Stock, dated August 23, 1995
            (Exhibit 10.38 to 9/95 10-Q)

<F*>10.25   Stand-By Purchase Agreement dated as of August 8, 1995
            between Trans World Airlines, Inc., M.D. Sass Re/Enterprise
            Partners L.P., a Delaware limited partnership and M.D. Sass
            Re/Enterprise International Ltd. a British Virgin Islands
            Company (Exhibit 10.39 to 9/95 10-Q)

<F*>10.26   Voucher Purchase Agreement dated as of October 18, 1995
            between TWA and M.D. Sass Re/Enterprise Partners L.P., a
            Delaware limited partnership and M.D. Sass Re/Enterprise
            International Ltd. a British Virgin Islands Company (Exhibit
            10.40 to 9/95 10-Q)

<F*>10.27   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Elliott Associates L.P., a Delaware limited partnership (Exhibit 10.41 to 9/95 10-Q)

<F*>10.28   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Westgate International L.P., a Cayman
            Islands limited partnership (Exhibit 10.42 to 9/95 10-Q)

<F*>10.29   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and United Equities (Commodities) Company, a New
            York general partnership (Exhibit 10.43 to 9/95 10-Q)

<F*>10.30   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Grace Brothers, Ltd., an Illinois limited partnership (Exhibit 10.44 to 9/95 10-Q)

<F*>10.31   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and First Capital Alliance, L.P., an Illinois limited partnership (Exhibit 10.45 to 9/95 10-Q)

<F*>10.32   Equity Rights Put Agreement dated as of September 15, 1995 between TWA and Romulus Holdings Corp. a Delaware
            Corporation (Exhibit 10.46 to 9/95 10-Q)

<F*>10.33   Purchase Agreement, dated February 9, 1996 between The
            Boeing Company and TWA relating to Boeing Model 757-231
            Aircraft (Purchase Agreement Number 1910) (Exhibit 10.48 to
            12/31/95 Form 10-K/A)

<F*>10.34   Employee Stock Incentive Program dated as of August 23, 1995 by TWA (Exhibit 10.49 to 12/31/95 Form 10-K)

<F*>10.35   Trans World Airlines, Inc. 1995 Outside Directors' Stock
            Ownership and Stock Option Plan (Exhibit 10.51 to
            Registrant's Registration Statement on Form S-3, No.
            333-04977)

<F*>10.36   Agreement dated as of October 1, 1996 between the Company
            and Michael J. Palumbo (Exhibit 10.34 to 12/31/96 Form 10-K)

<F*>10.37   Consulting Agreement between the Company and David M.
            Kennedy dated as of June 6, 1997 (Exhibit 10.1 to 6/97 Form
            10-Q)

<F*>10.38   Agreement between the Company and Gerald L. Gitner dated as of February 12, 1997 (Exhibit 10.1 to 9/97 Form 10-Q)

<F*>10.39.1 Pledge and Security Agreement dated as of December 9, 1997 from the Company to First Security Bank, National Association, as Collateral Agent, in connection with the 11-1/2% Senior Secured Notes due 2004 (Exhibit 10.46.1 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.39.2 Acquired Slot Trust Agreement Declaration of Trust dated as of December 9, 1997 between the Company and First Security Bank, National Association, as Slot Trustee, in connection with the 11-1/2% Senior Secured Notes due 2004 (Exhibit
            10.46.2 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.39.3 Master Sub-License Agreement dated as of December 9, 1997 between the Company and First Security Bank, National
            Association, in connection with the 11-1/2% Senior Secured Notes due 2004 (Exhibit 10.46.3 to Registrant's
            Registration Statement on Form S-4, No. 333-44661)

<F*>10.39.4 Collateral Pledge and Security Agreement dated as of
            December 9, 1997 between the Company and First Security Bank, National Association, as Trustee, in connection with the 11-1/2% Senior Secured Notes due 2004 (Exhibit 10.46.4 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.40.1 Exchange Agreement dated as of June 10, 1996 between TWA and
            Elliott Associates, L.P. as amended  (Exhibit 10.1 to
            9/20/96 Form 8-K)

<F*>10.40.2 Exchange Agreement dated as of June 10, 1996 between TWA and
            Westgate International, L.P., as amended (Exhibit 10.2 to 9/20/96 Form 8-K)

<F*>10.41.1 Form of Letter Agreement between TWA and executive officers
            (continuing employment)  (Exhibit 10.1 to 3/97 Form 10-Q)

<F*>10.41.2 Form of Letter Agreement between TWA and executive officers
            (new hire)  (Exhibit 10.2 to 3/97 Form 10-Q)

<F*>10.42   Change in Control Agreement for executive officers (Exhibit
            10.49 to 12/31/98 10-K)

<F*>10.43   Termination Agreement between TWA and Roden A. Brandt dated
            February 12, 1998 (Exhibit 10.1 to 3/98 Form 10-Q)

10.44 Agreement between TWA and the Air Line Pilots Association, International effective September 1, 1998

10.45 Agreement between TWA and Flight Dispatch Officers and Assistant Flight Dispatch Officers effective March 1, 1999

10.46 Agreement between TWA and the International Brotherhood of Teamsters effective October 26, 1998

10.47 Purchase Agreement between McDonnell Douglas Corporation and TWA for 24 MD-83 aircraft dated April 13, 1998

11          Statement of Computation of Per Share Earnings

12 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21          Subsidiaries of the Registrant

23.1        Consent of KPMG LLP

24          Powers of Attorney

27          Financial Data Schedule

[FN]
--------
<F*>        Incorporated by reference