Form 10-Q
period 1999-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 1999-05-14
CIK 278327

=========================================================================
                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                          ---------------

                             FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         OUTSTANDING AS OF
                     CLASS                APRIL 30, 1999
            -----------------------      -----------------
            Common Stock, par value
            $0.01 per share                 58,531,835

=========================================================================

               PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED OPERATIONS
                   For the Three Months Ended March 31, 1999 and 1998
                     (Amounts in Thousands Except Per Share Amounts)
                                       (Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                    1999              1998
                                                                  --------          --------
Operating revenues:
  Passenger                                                       $681,190          $676,443
  Freight and mail                                                  25,264            27,444
  All other                                                         58,134            61,502
                                                                  --------          --------
    Total                                                          764,588           765,389
                                                                  --------          --------

Operating expenses:
  Salaries, wages and benefits                                     308,841           297,784
  Earned stock compensation                                              -            26,502
  Aircraft fuel and oil                                             72,617            92,428
  Passenger sales commissions                                       44,605            51,540
  Aircraft maintenance materials and repairs                        38,292            34,661
  Depreciation and amortization                                     37,315            39,181
  Operating lease rentals                                          120,768           103,906
  Passenger food and beverages                                      20,680            21,572
  All other                                                        159,056           166,522
                                                                  --------          --------
    Total                                                          802,174           834,096
                                                                  --------          --------

Operating loss                                                     (37,586)          (68,707)
                                                                  --------          --------

Other charges (credits):
  Interest expense                                                  24,961            30,215
  Interest and investment income                                    (3,173)           (5,266)
  Disposition of assets, gains and losses - net                     (2,010)           (6,997)
  Other charges and credits - net                                  (31,302)           (7,101)
                                                                  --------          --------
    Total                                                          (11,524)           10,851
                                                                  --------          --------

Loss before income taxes and extraordinary items                   (26,062)          (79,558)
Provision (credit) for income taxes                                 (4,504)          (25,418)
                                                                  --------          --------

Loss before extraordinary items                                    (21,558)          (54,140)
Extraordinary items, net of income taxes                                 -            (1,380)
                                                                  --------          --------

Net loss                                                           (21,558)          (55,520)
Preferred stock dividend requirements                                5,863             5,863
                                                                  --------          --------
Loss applicable to common shares                                  $(27,421)         $(61,383)
                                                                  ========          ========

Basic earnings per share amounts:
  Loss before extraordinary items                                 $  (0.42)         $  (1.04)
  Extraordinary items                                                    -             (0.02)
                                                                  --------          --------
  Net loss                                                        $  (0.42)         $  (1.06)
                                                                  ========          ========

                     See notes to consolidated financial statements

                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          March 31, 1999 and December 31, 1998
                                 (Amounts in Thousands)


                                         ASSETS
                                                                  March 31,       December 31,
                                                                    1999              1998
                                                                  ---------       ------------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                      $  211,156        $  252,408
  Receivables, less allowance for doubtful accounts,
    $13,918 in 1999 and $14,459 in 1998                             232,475           170,492
  Spare parts, materials and supplies, less allowance for
    obsolescence, $20,987 in 1999 and $20,554 in 1998                97,906            99,909
  Prepaid expenses and other                                        127,988            82,605
                                                                 ----------        ----------
        Total                                                       669,525           605,414
                                                                 ----------        ----------

Property:
  Property owned:
    Flight equipment                                                441,535           414,645
    Prepayments on flight equipment                                  70,547            69,875
    Land, buildings and improvements                                 69,091            68,812
    Other property and equipment                                     73,790            72,108
                                                                 ----------        ----------
      Total owned property                                          654,963           625,440
    Less accumulated depreciation                                   149,617           136,336
                                                                 ----------        ----------
      Property owned-net                                            505,346           489,104
                                                                 ----------        ----------

  Property held under capital leases:
    Flight equipment                                                176,094           176,094
    Land, buildings and improvements                                 49,431            49,431
    Other property and equipment                                      9,094             9,093
                                                                 ----------        ----------
      Total property held under capital leases                      234,619           234,618
    Less accumulated amortization                                   110,980           103,692
                                                                 ----------        ----------
      Property held under capital leases-net                        123,639           130,926
                                                                 ----------        ----------
        Total property-net                                          628,985           620,030
                                                                 ----------        ----------

Investments and other assets:
  Investments in affiliated companies                               133,789           124,429
  Investments, receivables and other                                159,940           149,206
  Routes, gates and slots-net                                       350,982           356,324
  Reorganization value in excess of amounts allocable to
    identifiable assets-net                                         688,732           699,220
                                                                 ----------        ----------
        Total                                                     1,333,443         1,329,179
                                                                 ----------        ----------

                                                                 $2,631,953        $2,554,623
                                                                 ==========        ==========

                     See notes to consolidated financial statements



                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          March 31, 1999 and December 31, 1998
                     (Amounts in Thousands Except Per Share Amounts)


                          LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                 March 31,        December 31,
                                                                   1999              1998
                                                                 ---------        ------------
                                                                (Unaudited)
Current liabilities:
   Current maturities of long-term debt                         $  114,414        $  111,538
   Current obligations under capital leases                         38,266            37,865
   Advance ticket sales                                            300,350           211,340
   Accounts payable, principally trade                             256,587           229,368
   Accounts payable to affiliated companies                          7,155             7,167
   Accrued expenses:
      Employee compensation and vacations earned                   143,832           159,064
      Contributions to retirement and pension trusts                15,160            12,616
      Interest on debt and capital leases                           31,478            33,156
      Taxes                                                         14,680            11,447
      Other accrued expenses                                       193,822           189,278
                                                                ----------        ----------
         Total accrued expenses                                    398,972           405,561
                                                                ----------        ----------
            Total                                                1,115,744         1,002,839
                                                                ----------        ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                         569,313           572,372
   Obligations under capital leases, less current obligations      153,725           163,046
   Postretirement benefits other than pensions                     499,785           496,848
   Noncurrent pension liabilities                                   24,217            24,634
   Other noncurrent liabilities and deferred credits                96,305           109,562
                                                                ----------        ----------
            Total                                                1,343,345         1,366,462
                                                                ----------        ----------

Shareholders' equity:
   8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and
      outstanding                                                       39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 1,725 shares issued and
      outstanding                                                       17                17
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      1999-7,163; 1998-6,347                                            72                63
   Common stock, $0.01 par value; shares issued and
    outstanding: 1999-58,255; 1998-57,768                              583               578
   Additional paid-in capital                                      739,980           730,894
   Accumulated deficit                                            (567,827)         (546,269)
                                                                ----------        ----------
            Total                                                  172,864           185,322
                                                                ----------        ----------

                                                                $2,631,953        $2,554,623
                                                                ==========        ==========

                 See notes to consolidated financial statements

                       TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED CASH FLOWS
                   For the Three Months Ended March 31, 1999 and 1998
                                 (Amounts in Thousands)
                                       (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                    1999              1998
                                                                  --------          --------
Cash flows from operating activities:
   Net loss                                                       $(21,558)         $(55,520)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
      Employee earned stock compensation                                 -            26,502
      Depreciation and amortization                                 37,315            39,181
      Amortization of discount and expense on debt                   1,450             2,758
      Amortization of deferred gain/loss on sale/leaseback of
         certain aircraft and engines                               (3,094)              (49)
      Extraordinary loss on extinguishment of debt                       -             1,380
      Equity in undistributed earnings of affiliates not
         consolidated                                               (9,371)           (4,556)
      Revenue from Icahn ticket program                                  -           (38,788)
      Net (gains) losses on disposition of assets                   (2,010)           (6,997)
      Change in operating assets and liabilities:
         Decrease (increase) in:
            Receivables                                            (62,000)          (65,721)
            Inventories                                              1,559                73
            Prepaid expenses and other current assets              (45,383)          (37,739)
            Other assets                                            (6,122)              811
         Increase (decrease) in:
            Accounts payable and accrued expenses                   34,777            27,265
            Advance ticket sales                                    89,010            85,233
            Other noncurrent liabilities and deferred credits       (5,092)          (17,832)
                                                                  --------          --------
               Net cash provided (used)                              9,481           (43,999)
                                                                  --------          --------

Cash flows from investing activities:
   Proceeds from sales of property                                   5,946            12,809
   Capital expenditures, including aircraft pre-delivery
      deposits                                                     (39,632)          (26,005)
   Return of pre-delivery deposits related to leased aircraft        4,711                 -
   Net decrease (increase) in investments, receivables and other    (2,750)            4,626
                                                                  --------          --------
               Net cash used                                       (31,725)           (8,570)
                                                                  --------          --------

Cash flows from financing activities:
   Net proceeds from long-term debt and warrants issued                  -           144,938
   Proceeds from sale and leaseback of certain aircraft and
      engines                                                        1,874            43,176
   Repayments on long-term debt and capital lease obligations      (15,390)          (21,543)
   Cash dividends paid on preferred stock                           (5,863)           (6,151)
   Net proceeds from exercise of warrants and options                  371               518
                                                                  --------          --------
               Net cash provided (used)                            (19,008)          160,938
                                                                  --------          --------

   Net increase (decrease) in cash and cash equivalents            (41,252)          108,369
   Cash and cash equivalents at beginning of period                252,408           237,765
                                                                  --------          --------
   Cash and cash equivalents at end of period                     $211,156          $346,134
                                                                  ========          ========

                      See notes to consolidated financial statements

                   TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                             (Amounts in Thousands)
                                   (Unaudited)


                       SUPPLEMENTAL CASH FLOW INFORMATION
                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                    1999              1998
                                                                   -------           -------
Cash paid during the period for:
   Interest                                                        $21,256           $30,215
                                                                   =======           =======

   Income taxes                                                    $     5           $     4
                                                                   =======           =======

Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft predelivery
      payments                                                     $10,248           $ 3,182
                                                                   =======           =======

   Aircraft held for sale reclassified from Property to
      Investments, Receivables and Other                           $ 8,582           $19,003
                                                                   =======           =======

   Property acquired and obligations recorded under new capital
      lease transactions                                           $     -           $   703
                                                                   =======           =======



ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           See notes to consolidated financial statements

            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999
                            (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 26.315% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits). Effective October 2, 1998, TWA's equity interest in Worldspan increased from 24.999% to 26.315%. The increase was a result of a distribution by Worldspan to certain existing owners of additional interest at no cost to the Company.

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. While the Company anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that the reduction of seasonal fluctuations in financial operating results will be realized. Accordingly, the results for the three months ended March 31, 1999 should not be read as indicators of results for the full year.

2.  INCOME TAXES

     The income tax benefits recorded for the three months ended March 31, 1999 and 1998 reflect quarterly effective tax rates and management's current expectation of full year pre-tax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax benefits recorded for the first quarters of 1999 and 1998 were based upon the quarterly allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3.  EXTRAORDINARY ITEMS

     In the three months ended March 31, 1998 the Company recorded extraordinary non-cash charges of $1.4 million related to the early extinguishment of a portion of the promissory notes issued to the Pension Benefit Guaranty Corporation (the "PBGC Notes") as a result of Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, applying approximately $35.2 million in ticket proceeds as prepayments on the PBGC Notes. In December 1998, the PBGC Notes were paid in full.

4.  LOSS PER SHARE

     In computing the loss applicable to common shares for the three months ended March 31, 1999 and 1998, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (58.0 million and 51.6 million for the three months ended March 31, 1999 and 1998, respectively) and employee preferred stock (7.6 million and 6.3 million for the three months ended March 31, 1999 and 1998, respectively) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share have not been presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month periods ended March 31, 1999 and 1998 would have been anti-dilutive.

5.  PROPERTY AND DISPOSITION OF ASSETS

     Having completed the grounding of TWA's L-1011 and B-747 fleets in February 1998, the Company reclassified the net book value of its remaining owned L-1011 and B-747 aircraft fleet to Investments, Receivables and Other as such assets are currently held for sale. The amounts reclassified were $27.5 million and $19.0 million at March 31, 1999 and 1998, respectively.

     Net gains from the disposition of assets were $2.0 million and $7.0 million in first quarter 1999 and 1998, respectively. Recorded gains in 1999 included the sale of TWA's investment in SatoTravel, a company which provides ticketing services ("SATO"), and certain aircraft and engines. In 1998, gains recorded related to the sale of certain aircraft, engines and other surplus equipment.

6.  SEGMENT REPORTING

     TWA operates one segment, that of air transportation. However, that segment is analyzed and reported in two primary geographic areas, Domestic and International (the Atlantic division as reported to the Department of Transportation). Information related to revenues generated from operations within those geographic areas is presented below.

                                           Quarters Ended March 31,
                                           ------------------------
                                            1999              1998
                                           ------            ------
Operating Revenues (in millions):
      Domestic                             $690.1            $680.4
      International                          74.5              85.0
                                           ------            ------
      Total                                $764.6            $765.4
                                           ======            ======

     TWA identifies revenues to each division based on dollars generated by specific flight segment and the division in which each flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area, but rather are flown across geographic boundaries.

7.  SALE OF EQUANT SHARES

     TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, SITA divested a portion of its shares in Equant N.V., a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the sale of a portion of its holdings in Equant, resulting in a reported gain and receipt of cash of approximately $21.3 million. Additionally, Worldspan, an affiliate, also participated in the divestiture of Equant, resulting in the additional recognition of gain by TWA of approximately $2.6 million as an equity participant in the earnings of Worldspan.

8.  CONTINGENCIES

     There has not been any significant change in the status of the contingencies reflected in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in note 9 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

9.  STATUS OF LABOR NEGOTIATIONS

     TWA has been engaged in negotiations with its flight attendants and ground employees, represented by the International Association of Machinists and Aerospace Workers ("the IAM"), on new collective bargaining agreements covering approximately 16,000 employees. The existing agreements became amendable as of August 31, 1997.

     The Railway Labor Act, which governs collective bargaining activities of airline workers whose contracts have become amendable, requires employees to continue to work under the "status quo" (i.e., under the terms of employment existing before the amendable date) until they exhaust the Railway Labor Act's procedures. The Railway Labor Act also requires TWA and the IAM to bargain until an agreement is reached or until at least one of the parties petitions the National Mediation Board ("NMB") to appoint a mediator. If the mediator's efforts fail, the mediator must attempt to induce the parties to arbitrate the dispute. If either party refuses to arbitrate, then a thirty-day "cooling off" period is required prior to either party taking any self-help actions.

     At the request of the IAM, the NMB appointed a mediator with respect to both ground employees' and flight attendants' negotiations. On May 7, 1999, the NMB proffered binding arbitration to TWA and the IAM. While TWA accepted the proffer of arbitration, the IAM declined to arbitrate. On May 10, 1999, the NMB advised TWA and the IAM that the thirty-day cooling off period had begun and would end on June 10, 1999 at 12:01 a.m. (EDT). Although no assurance can be given that agreement will be reached within the thirty-day cooling off period, TWA remains committed to reaching new labor agreements that will provide immediate wage increases and progress over the life of a new contract to wage parity with workers performing similar jobs at other major airlines.

     TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. However, there can be no assurance that the Company will be successful in obtaining such productivity improvements or unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its largest competitors. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The outcome of these labor negotiations and the terms of any contracts cannot be predicted at this time.

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

      The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. TWA's current IAM contracts limit TWA commuter affiliates from utilizing regional jets directly competing in these markets.

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

TWA faces a number of uncertainties that may adversely affect its future results of operations, including:

      * insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
      * governmental limitations on the ability of TWA to service certain airports and/or foreign markets;
      * regulatory requirements necessitating additional capital or operating expenditures;
      *  pricing and scheduling initiatives by competitors;
      *  the availability and cost of capital;
      *  increases in fuel and other operating costs;
      *  the outcome of certain ongoing labor negotiations; and
      * the adverse effects on yield of the continued implementation of a discount ticket program between TWA and Karabu, on the terms currently applied by Karabu.
         (TWA believes these terms are inconsistent with, and in violation of, the ticket agreement governing this program.) (See "Part II. Item 1. Legal Proceedings.")

TWA is unable to predict the potential effect of any of these uncertainties upon its future results of operations.

Labor Costs

      Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA also will distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash. The Company has made the first quarterly distribution of 250,000 shares of common stock in April 1999.

      Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which will be due in three equal annual installments, the first of which was made in October 1998. The remaining obligation of $17.8 million is reflected as a liability in the consolidated financial statements.

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

      There are certain issues relating to agreements with employees, the resolution of which could result in significant non-cash charges to future operating results of TWA. Shares granted or purchased at a discount under the Employee Stock Incentive Plan ("ESIP") will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the ESIP's remaining target prices for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $103.4 million based upon these target prices and the number of shares of common stock and employee preferred stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of the TWA common stock exceeds certain target prices.

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

      TWA has been engaged in negotiations with its flight attendants and ground employees, represented by the IAM, on new collective bargaining agreements covering approximately 16,000 employees. The existing agreements became amendable as of August 31, 1997.

      The Railway Labor Act, which governs collective bargaining activities of airline workers whose contracts have become amendable, requires employees to continue to work under the "status quo" (i.e., under the terms of employment existing before the amendable date) until they exhaust the Railway Labor Act's procedures. The Railway Labor Act also requires TWA and the IAM to bargain until an agreement is reached or until at least one of the parties petitions the NMB to appoint a mediator. If the mediator's efforts fail, the mediator must attempt to induce the parties to arbitrate the dispute. If either party refuses to arbitrate, then a thirty-day "cooling off" period is required prior to either party taking any self-help actions.

      At the request of the IAM, the NMB appointed a mediator with respect to both ground employees' and flight attendants' negotiations. On May 7, 1999, the NMB proffered binding arbitration to TWA and the IAM. While TWA accepted the proffer of arbitration, the IAM declined to arbitrate. On May 10, 1999, the NMB advised TWA and the IAM that the thirty-day cooling off period had begun and would end on June 10, 1999 at 12:01 a.m. (EDT). Although no assurance can be given that agreement will be reached within the thirty-day cooling off period, TWA remains committed to reaching new labor agreements that will provide immediate wage increases and progress over the life of a new contract to wage parity with workers performing similar jobs at other major airlines.

      TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. However, there can be no assurance that the Company will be successful in obtaining such productivity improvements or unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its largest competitors. As the Company's financial resources are not as great as those of most of its competitors, any substantial increase in its labor costs as a result of any new labor agreements or any cessation or disruption of operations due to any strike or work action could be particularly damaging to the Company. The outcome of these labor negotiations and the terms of any contracts cannot be predicted at this time.

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

      TWA's passenger traffic data, for scheduled passengers only, are shown in the table below for the indicated periods<F1>:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,                   YEARS ENDED DECEMBER 31,
                                                           -------------------          ---------------------------------
                                                           1999           1998          1998           1997          1996
                                                           ----           ----          ----           ----          ----
NORTH AMERICA
Passenger revenues ($ millions)                           $  622         $  610       $ 2,562        $ 2,512       $ 2,515
Revenue passenger miles (millions)<F2>                     4,899          4,793        20,132         19,737        19,513
Available seat miles (millions)<F3>                        7,163          7,071        28,796         29,341        30,201
Passenger load factor<F4>                                   68.4%          67.8%         69.9%          67.3%         64.6%
Passenger yield (cents)><F5>                               12.70 cents    12.74 cents   12.72 cents    12.73 cents   12.89 cents
Passenger revenue per available seat mile (cents)<F6>       8.69 cents     8.63 cents    8.90 cents     8.56 cents    8.33 cents

INTERNATIONAL
Passenger revenues ($ millions)                           $   59         $   66       $   333        $   412       $   563
Revenue passenger miles (millions)<F2>                       821            971         4,290          5,363         7,598
Available seat miles (millions)<F3>                        1,134          1,396         5,657          7,093        10,393
Passenger load factor<F4>                                   72.3%          69.6%         75.8%          75.6%         73.1%
Passenger yield (cents)<F5>                                 7.18 cents     6.79 cents    7.77 cents     7.68 cents    7.41 cents
Passenger revenue per available seat mile (cents)<F6>       5.19 cents     4.72 cents    5.89 cents     5.81 cents    5.42 cents

TOTAL SYSTEM
Passenger revenues ($ millions)                           $  681         $  676       $ 2,895        $ 2,924       $ 3,078
Revenue passenger miles (millions)<F2>                     5,720          5,764        24,422         25,100        27,111
Available seat miles (millions)<F3>                        8,297          8,467        34,453         36,434        40,594
Passenger load factor<F4>                                   68.9%          68.1%         70.9%          68.9%         66.8%
Passenger yield (cents)<F5>                                11.91 cents    11.74 cents   11.85 cents    11.65 cents   11.35 cents
Passenger revenue per available seat mile (cents)<F6>       8.21 cents     7.99 cents    8.40 cents     8.03 cents    7.58 cents
Operating cost per available seat mile (cents)<F7>          9.53 cents     9.67 cents    9.31 cents     8.99 cents    8.78 cents
Average daily utilization per aircraft (hours)<F8>          9.34           9.81          9.77           9.38          9.63
Aircraft in fleet being operated at end of period            186            181           185            185           192

    <F1>  Excludes subsidiary companies.
    <F2>  The number of scheduled miles flown by revenue passengers.
    <F3>  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
    <F4>  Revenue passenger miles divided by available seat miles.
    <F5>  Passenger revenue per revenue passenger mile.
    <F6>  Passenger revenue divided by scheduled available seat miles.
    <F7>  Operating expenses, excluding special charges, other nonrecurring charges and subsidiaries, divided by total available seat miles.
    <F8>  The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     For the first quarter of 1999, TWA reported an operating loss of $37.6 million, a $31.1 million improvement over the 1998 operating loss of $68.7 million. The 1999 operating loss represented a 45.3% improvement over the first quarter 1998 loss which includes a non-cash operating expense of $26.5 million relating to a distribution made in July 1998 of TWA common stock and employee preferred stock to employee stock plans pursuant to the ESIP. The 1999 results represent a 10.9% improvement excluding the non-cash charge.

     The net loss of $21.6 million for the first quarter 1999 was $33.9 million better than the 1998 net loss of $55.5 million. The first quarter 1999 net loss included non-operating income of $21.3 million related to the sale of a portion of the Company's ownership interest in Equant N.V., a telecommunications network company. The first quarter 1998 net loss included an extraordinary charge of $1.4 million relating to the early retirement of debt.

     In the first quarter of 1999, total operating revenues of $764.6 million were $0.8 million less than the $765.4 million recorded in 1998. Passenger revenues improved $4.8 million including an adjustment of $4.0 million to reduce an estimated ticket voucher liability, which was offset by decreases in revenues for freight and mail ($2.2 million), Getaway Tour revenues ($1.2 million), and revenues from rental of facilities and equipment ($1.9 million).

     System-wide capacity, as measured by scheduled ASMs, decreased
2.0% during the first quarter of 1999 (reflecting an increase of 1.3% in domestic ASMs and a decrease of 18.8% in international ASMs) from the comparable period of 1998. The decrease in international capacity was primarily attributable to the ongoing replacement of B-747 aircraft with smaller B-767 and B-757 aircraft. The retirement of the last B-747 aircraft from TWA's fleet occurred in February 1998, completing the retirement of the wide-body jets. Passenger traffic volume, as measured by total revenue passenger miles in scheduled service for the three months ended March 31, 1999, decreased 0.8% reflecting an increase in domestic traffic of 2.2% and a decrease in international traffic of 15.5%.

     Passenger load factors were 68.9% in the first quarter of 1999 compared to 68.1% in the first quarter of 1998. The system load factor improved 1.3% during the first quarter of 1999 versus the same period in 1998 and system yield improved 1.4% from 11.74 cents to 11.91 cents quarter over quarter. There was a 2.8% improvement in RASM from 7.99 cents to 8.21 cents during the first quarter 1999 compared to the same period in 1998. CASM decreased 1.4% from 9.67 cents to 9.53 cents quarter over quarter. First quarter 1999 CASM was negatively impacted by a $14.6 million increase in aircraft rentals (0.17 cents), while first quarter 1998 CASM includes a $26.5 million charge relating to the employee stock incentive program (0.31 cents).

     Operating expenses decreased $31.9 million to $802.2 million in the first quarter of 1999 versus $834.1 million in the first quarter of 1998. Earned stock compensation charges of $26.5 million were included in the operating expenses for the first quarter of 1998. Other changes to operating expenses occurred in the following expense groups:

     * Salary, wages and benefits of $308.8 million in the first quarter of 1999 were $11.1 million (3.7%) greater than the $297.8 million recorded in the first quarter of 1998. While the average number of employees declined from 22,213 in the first quarter of 1998 to 21,167 in the first quarter of 1999, this was more than offset by the 4.815% salary increase effective September 1, 1998, the pilot contract increases and the payment of $4.6 million in employee performance incentives. (see Part I. Item 2. Labor Costs)

     * Earned stock compensation expense of $26.5 million for the first quarter of 1998 represents the charge for incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998.

     * Aircraft fuel and oil expense of $72.6 million for the first quarter of 1999 was $19.8 million less than the expense of $92.4 million during the first quarter of 1998. Approximately $16.9 million of the decrease was due to a reduction in the average cost of fuel to 45.0 cents per gallon in the first quarter of 1999 from 55.6 cents per gallon in the first quarter of 1998. The remaining $2.9 million decrease was due to a 3.0% reduction in gallons consumed (161.3 million gallons in the first quarter of 1999 versus 166.3 million gallons in the first quarter of 1998) resulting from the replacement of older B-747 and B-727 aircraft with more fuel efficient MD-83, B-757 and B-767 aircraft.

     * Passenger sales commissions expense of $44.6 million for the first quarter of 1999 was $6.9 million (13.5%) less than the comparable period of 1998 primarily due to domestic commissions being capped at a certain dollar limit during the first quarter of 1999 and a decrease of 1.4% in the number of domestic commissionable tickets sold during the first quarter of 1999 versus 1998.

     * Aircraft maintenance materials and repairs increased $3.6 million to $38.3 million in the first quarter of 1999 versus $34.7 million in the same period of 1998. The primary contributing factor to this increase was engine material requirements for both TWA and customer engine overhauls.

     * Depreciation and amortization expense was $37.3 million in the first quarter of 1999 compared to $39.2 million in the first quarter of 1998. The $1.9 million decrease resulted primarily from major improvements to certain aircraft becoming fully depreciated in 1998 in addition to the sale and leaseback of 20 owned aircraft. This was partially offset by additional depreciation expense in conjunction with the purchase of five B-767 aircraft previously leased by TWA.

     * Operating lease rentals of $120.8 million in the first quarter of 1999 were $16.9 million (16.2%) greater than rentals of $103.9 million in the first quarter of 1998. Reflecting TWA's continuing fleet renewal program, the increase was primarily due to an increase in the number of leased aircraft in 1999 versus 1998. Fifteen additional aircraft were added to TWA's fleet under operating leases between April 1998 and March 1999. In addition, 20 owned aircraft were sold and leased back during this period.

     * Passenger food and beverage expense of $20.7 million in the first quarter of 1999 represented a decrease of $0.9 million from $21.6 million during the first quarter of 1998 primarily due to a retroactive rate increase recorded in the first quarter of 1998.

     All other operating expenses of $159.1 million in the first quarter of 1999 decreased by $7.5 million (4.5%) from $166.5 million in the three months ended March 31, 1998, primarily represented by decreases in advertising expense associated with the launch of new TWA services during 1998 ($3.7 million), corporate liability and hull insurance resulting from lower insurance premiums during the current policy period ($2.7 million), and Getaway tours expense related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($1.2 million).

     Other charges (credits) were a net credit of $11.5 million during the first quarter of 1999 compared to a net charge of $10.9 million for the same period in 1998. Interest expense of $25.0 million and $30.2 million in first quarter 1999 and 1998, respectively, showed a decrease of $5.2 million as a result of the retirement of certain debt in 1998. Interest and investment income decreased $2.1 million in the first quarter of 1999 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were $2.0 million and $7.0 million in first quarter 1999 and 1998, respectively. Recorded gains in 1999 included the sale of TWA's investment in SatoTravel, a company which provides ticketing services ("SATO"), and certain aircraft and engines. In 1998, gains recorded related to the sale of certain aircraft, engines and other surplus equipment. Other charges and credits - net improved $24.2 million quarter over quarter, primarily due to a $21.3 million gain related to the sale of a portion of TWA's shares in Equant N.V., a telecommunications network company. Additionally, TWA's equity interest in Worldspan reflected its share of Worldspan's gain on the sale of Equant shares of $2.7 million.

     A tax benefit of $4.5 million was recorded in the first quarter of 1999 versus a benefit of $25.4 million recorded in the first quarter of 1998 (see note 2 to consolidated financial statements).

     As a result of the above, the Company's operating loss of $37.6 million in the first quarter of 1999 improved $31.1 million from the operating loss of $68.7 million for the first quarter of 1998. The Company had a net loss of $21.6 million in the first quarter of 1999 versus a net loss of $55.5 million in the first quarter of 1998, an improvement of $33.9 million. The first quarter of 1998 net loss included a $1.4 million non-cash extraordinary charge related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

     The Company's consolidated cash and cash equivalents balance at March 31, 1999 was $211.2 million, a $41.2 million decrease from the December 31, 1998 balance of $252.4 million. The net decrease in cash and cash equivalents during the first quarter of 1999 was due, in large part, to cash used by financing activities of $19.0 million in 1999 versus cash provided of $160.9 million in 1998. Sources of cash generated by financing activities included proceeds of $1.9 million from the sale and leaseback of certain aircraft and engines in the first quarter of 1999 versus $43.2 million from the sale and leaseback of certain aircraft in 1998. Additionally, during the first quarter of 1998, TWA received proceeds of $144.9 million from notes issued while no such proceeds were received in the first quarter of 1999. The aforementioned proceeds were offset by the repayment of long-term debt and capital lease obligations of $15.4 million in the first quarter of 1999 versus $21.5 million in 1998.

     The favorable change in cash provided by operating activities reflects a decrease in the net loss from 1998 to 1999 of $33.9 million. This includes a first quarter 1999 gain of $21.3 million related to the sale of a portion of TWA's shares of Equant N.V., a telecommunications network company. Additionally, net discounted sales from tickets sold under the Karabu ticket program agreement between the Company and Karabu have been excluded from cash flows from operating activities in first quarter 1998 as the related amounts were applied to reduce certain loans to the Company provided by Karabu (the "Icahn Loans") and the PBGC Notes. On December 30, 1997, TWA repaid the outstanding balance of the Icahn Loans out of the proceeds of a receivables securitization offering by the Company. In the first quarter of 1998, the proceeds applied to reduce the PBGC Notes were $35.2 million. In December 1998, the PBGC Notes were paid in full primarily with the proceeds from tickets sold under the Karabu ticket agreement. Accordingly, proceeds from the sales of tickets under the Karabu ticket agreement are now paid directly to TWA. During the first quarter of 1999, $34.2 million of these proceeds were paid directly to TWA. Additionally, during the first quarter of 1998, TWA recorded an aggregate non-cash charge of $26.5 million relating to the issuance of employee stock under terms of the ESIP.

     Cash used by investing activities was $31.7 million in the first quarter of 1999 compared to $8.6 million in the first quarter of 1998. Components of cash used in the first quarter of 1999 include the purchase of one Boeing 767-200 aircraft and related engines for $27.1 million and capital expenditures of $12.5 million. Comparatively, cash used in the first quarter of 1998 included capital expenditures of $21.9 million, which included approximately $10.9 million related to standardization of aircraft fleet additions, and pre-delivery deposits of $4.1 million. There were no aircraft purchases made during the 1998 first quarter. Gross proceeds from assets sold during 1999 were $5.9 million primarily from the sale of retired, wide-body aircraft, engines and other surplus equipment while 1998 proceeds from the sale of like equipment was $12.8 million. Additionally, approximately $4.7 million was provided in the first quarter of 1999 primarily due to the return of pre-delivery deposits relating to a new Boeing 757-231 aircraft delivered in March 1999 which was immediately sold to and leased back under an operating lease from an aircraft lessor.

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

Commitments

     TWA entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. As of December 31, 1998, TWA had taken delivery of six aircraft and had four on firm order. Five of the six aircraft already delivered were originally manufacturer-financed and one was leased. In separate transactions in June, July and October 1998, these five manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor. The four remaining aircraft are scheduled to be delivered in 1999. The first of these aircraft was delivered in March 1999 and was immediately sold to, and leased back under an operating lease from an aircraft lessor. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring two of the remaining three aircraft and commitments for 100% lease financing of the cost of acquiring the remaining aircraft. In September 1998, TWA entered into an agreement with Boeing to acquire four additional B-757-231 aircraft to be delivered during 1999. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring these aircraft.

     The Company has entered into an agreement for the operating lease for one additional B-767-300ER and three additional B-757-200 aircraft. These aircraft are scheduled to be delivered in 1999, excluding one B-757-200 that is scheduled for delivery in January 2000.

     The Company has granted to a major financial institution the option to purchase and leaseback to TWA, under substantially the same terms and conditions as another B-757 aircraft previously leased to TWA in 1998, four of the eight B-757-231 aircraft to be delivered by Boeing during 1999. However, such institution did not exercise its option to purchase the first two of these aircraft.

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

     In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. As of March 31, 1999, TWA had taken delivery of all the MD-83 aircraft.

     In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft, with deliveries in 1999. The Company has obtained commitments for long-term debt and lease financing for these aircraft. The first of these aircraft was delivered on May 12, 1999.

     In December 1998, TWA announced that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The letter of intent provides for financing for all firm order aircraft. The terms of the purchase orders and the related financing are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

     TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which required that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions.
TWA complied with the transition requirements for December 31, 1998, by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. By December 31, 1999, 100% of the fleet must meet Stage 3 requirements.

     In April 1999, TWA sold and leased back four Boeing 767-200 aircraft and agreed to a sale/leaseback in July 1999 of a fifth such aircraft which will subsequently be returned to the lessor in 1999 and 2000 and replaced with three Boeing 767-300 aircraft from the same aircraft lessor. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.

Certain Other Capital Requirements

     TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.

Restructuring Liabilities

     At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During the first quarter of 1999, the Company had approximately $0.7 million of expenditures related to these provisions. The Company continues to expect severance costs to be paid to the respective employees during 1999 due to these changes in operations.

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

     TWA estimates that the total cost to complete the remediation of its information technology systems is approximately $19.3 million, which is approximately 20% of the Company's total information technology budget for the project duration period. As of March 31, 1999, the Company estimates that approximately 54% of the cost to complete the remediation of its computer systems had been incurred. As of March 31, 1999, approximately 71% of the systems had been remediated. TWA has substantially completed assessments and begun remediation for the non-information technology related systems. The Company currently estimates the remediation costs related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000 will range from $2 million to $4 million, which it plans to fund through operating cash flows. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding modification plans of third parties. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     TWA has also reviewed software that was purchased from outside vendors and has evaluated its reliance on other third parties (e.g. the FAA, the DOT, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on these third parties to remediate the year 2000 issues in their systems. Outside vendors and other third parties have either provided TWA with year 2000 compliant versions of their products, or informed TWA that all mission critical systems from such parties are in process of being remediated. To help insure compliance, TWA is continuing to set up and perform independent testing with these systems. Although the Company currently has day-to-day operational contingency plans, management is in the process of reviewing and modifying these plans for each mission critical system for possible year 2000-specific operational requirements. TWA's emphasis in this process is on passenger safety, and then on business continuity. Further, TWA has been actively participating in the industry reviews led by the Air Transport Association and the International Air Transport Association. TWA's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.

Fuel Hedging

     TWA is party to future jet fuel fixed price swaps with respect to a minor portion of its fuel requirements during 1999 to provide a hedging mechanism against significant increases in jet fuel prices.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Aircraft Fuel

     Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first quarter of 1999 represented approximately 9.1% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

     TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first quarter 1999 and at March 31, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $1.6 million per quarter, based upon consumption in the first quarter of 1999.

Interest Rates

     Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $683.7 million, net of unamortized discounts and including current maturities at March 31, 1999. The contractual maturities of long term debt and the associated average interest rates are as follows:


                                                   Contractual
                             Amounts             Weighted Average
  Maturity Date            in Thousands           Interest Rate
  -------------            ------------          ----------------

       1999                  $110,525                  9.07%
       2000                    17,367                 10.22%
       2001                   141,355                  9.58%
       2002                    70,024                 11.51%
       2003                    67,761                 10.92%
       Thereafter             290,000                 11.44%

Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 9.7% of TWA's operating revenues in the first quarter of 1999, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

                PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Icahn Litigation

     On June 14, 1995, TWA signed the Extension and Consent Agreement with Karabu to extend the term of certain financing provided by Karabu (the "Icahn Loans"). In consideration of, among other things, the extension of the Icahn Loans, TWA and Karabu entered into a 99-month ticket agreement, which permitted Karabu to purchase two categories of discounted tickets: (1) "domestic consolidator tickets," which are subject to a cap of $610 million, based on the full retail price of the tickets ($120 million in the first 15 months and $70 million per year for the next seven consecutive years through the term of the ticket agreement), and (2) "system tickets," which are not subject to any cap throughout the term of the ticket agreement.

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

     Additional disputes have arisen between TWA and the entities affiliated with Mr. Icahn as to the meanings of various provisions of the ticket agreement. These include disputes as to the scope of the advertising restrictions in the ticket agreement; whether the Icahn entities are entitled to discounts under the ticket agreement based on special fares offered by TWA on the Internet; whether the Icahn entities can sell discounted tickets to travel agencies; and whether the Icahn entities are complying with certain tax provisions of the ticket agreement. The disputes have resulted in a new suit filed by the Icahn entities against TWA on May 3, 1999 in the District Court for Clark County, Nevada, in which the Icahn entities allege that TWA has tortiously interfered with their ability to complete a proposed public offering of a company controlled by Mr. Icahn and in which they seek a declaratory judgment with respect to their disputes. TWA will file an answer to the complaint in late May.

ITEM 5. OTHER INFORMATION

     TWA has been engaged in negotiations with its flight attendants and ground employees, represented by the IAM, on new collective bargaining agreements covering approximately 16,000 employees. The existing agreements became amendable as of August 31, 1997.

     The Railway Labor Act, which governs collective bargaining activities of airline workers whose contracts have become amendable, requires employees to continue to work under the "status quo" (i.e., under the terms of employment existing before the amendable date) until they exhaust the Railway Labor Act's procedures. The Railway Labor Act requires TWA and the IAM to bargain until an agreement is reached or until at least one of the parties petitions the NMB to appoint a mediator. If the mediator's efforts fail, the mediator must attempt to induce the parties to arbitrate the dispute. If either party refuses to arbitrate, then a thirty-day "cooling off" period is required prior to either party taking any self-help actions. At the request of the IAM, the NMB appointed a mediator with respect to both ground employees' and flight attendants' negotiations. On May 7, 1999, the NMB proffered binding arbitration to TWA and the IAM. While TWA accepted the proffer of arbitration, the IAM declined to arbitrate. On May 10, 1999, the NMB advised TWA and the IAM that the thirty-day cooling off period had begun and would end on June 10, 1999 at 12:01 a.m. (EDT). Although no assurance can be given that agreement will be reached within the thirty-day cooling off period, TWA remains committed to reaching new labor agreements that will provide immediate wage increases and progress over the life of a new contract to wage parity with workers performing similar jobs at other major airlines.

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

         <F*>2.4  - Final Decree, dated December 28, 1995, related
                    to the 1995 Reorganization (Exhibit 2.7 to
                    12/31/95 Form 10-K)

         <F*>3(i) - Third Amended and Restated Certificate of
                    Incorporation of the Registrant (Exhibit 3(i) to the Registrant's Registration Statement on Form S-4, Registration Number 333-26645)

         <F*>3(ii)- Amended and Restated By-Laws of Trans World
                    Airlines, Inc., effective May 24, 1996 (Exhibit 3(ii) to 12/31/98 10-K)

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

         <F*>4.20 - Registration Rights Agreement dated as of
                    December 2, 1997 between the Company and the
                    Initial Purchasers (Exhibit 4.20 to Registrant's Registration Statement on Form S-3, No. 333-
                    44689)

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

         27       - Financial Data Schedule


     (B) REPORTS ON FORM 8-K

         A report on Form 8-K dated March 16, 1999 was filed in the first quarter 1999 by the Company. The filing reported the election of William F. Compton, currently President and Chief Operating Officer, as Chief Executive Officer to be effective at the annual meeting of shareholders on May 25, 1999.

[FN]
------------
<F*>Incorporated by reference

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANS WORLD AIRLINES, INC.


Dated: May 14, 1999                By:  /s/ Michael J. Palumbo
                                      ------------------------------
                                        Michael J. Palumbo
                                        Executive Vice President and
                                        Chief Financial Officer