Form 10-Q
period 1999-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 1999-08-17
CIK 278327

========================================================================

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                      ----------------------

                             FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       OUTSTANDING AS OF
                     CLASS               JULY 30, 1999
            -----------------------    -----------------
            Common Stock, par value
            $0.01 per share               58,690,886

========================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED OPERATIONS
                          For the Three Months and Six Months Ended June 30, 1999 and 1998
                                   (Amounts in Thousands Except Per Share Amounts)
                                                     (Unaudited)
                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                   --------------------------        ----------------------------
                                                                     1999              1998             1999              1998
                                                                   --------          --------        ----------        ----------
Operating revenues:
   Passenger                                                       $780,734          $789,343        $1,461,924        $1,465,786
   Freight and mail                                                  24,060            25,624            49,324            53,068
   All other                                                         61,199            68,569           119,333           130,071
                                                                   --------          --------        ----------        ----------
      Total                                                         865,993           883,536         1,630,581         1,648,925
                                                                   --------          --------        ----------        ----------

Operating expenses:
   Salaries, wages and benefits                                     312,321           304,774           621,162           629,060
   Aircraft fuel and oil                                             91,977            88,559           164,594           180,987
   Passenger sales commissions                                       50,828            58,733            95,433           110,273
   Aircraft maintenance materials and repairs                        34,615            35,381            72,907            70,042
   Depreciation and amortization                                     34,969            39,499            72,284            78,680
   Aircraft Rent                                                     98,318            80,745           188,665           156,525
   Other Rent and Landing Fees                                       49,762            46,144            96,757            89,230
   All other                                                        174,833           184,153           337,995           357,287
                                                                   --------          --------        ----------        ----------
      Total                                                         847,623           837,988         1,649,797         1,672,084
                                                                   --------          --------        ----------        ----------

Operating income (loss)                                              18,370            45,548           (19,216)          (23,159)
                                                                   --------          --------        ----------        ----------

Other charges (credits):
   Interest expense                                                  24,450            32,247            49,411            62,462
   Interest and investment income                                    (4,739)           (6,865)           (7,912)          (12,131)
   Disposition of assets, gains and losses-net                        3,757           (11,810)            1,747           (18,807)
   Other charges and credits-net                                     (5,365)          (18,063)          (36,667)          (25,164)
                                                                   --------          --------        ----------        ----------
      Total                                                          18,103            (4,491)            6,579             6,360
                                                                   --------          --------        ----------        ----------

Income (loss) before income taxes and extraordinary items               267            50,039           (25,795)          (29,519)
Provision (credit) for income taxes                                   5,610            25,289             1,106              (129)
                                                                   --------          --------        ----------        ----------
Income (loss) before extraordinary items                             (5,343)           24,750           (26,901)          (29,390)

Extraordinary items, net of income taxes                               (866)           (5,256)             (866)           (6,636)
                                                                   --------          --------        ----------        ----------

Net income (loss)                                                    (6,209)           19,494           (27,767)          (36,026)

Preferred stock dividend requirements                                 5,863             5,863            11,726            11,726
                                                                   --------          --------        ----------        ----------
Income (loss) applicable to common shares                          $(12,072)         $ 13,631        $  (39,493)       $  (47,752)
                                                                   ========          ========        ==========        ==========

Basic earnings per share amounts:
   Earnings (loss) before extraordinary items                      $   (.17)         $    .33        $     (.59)       $     (.71)
   Extraordinary items                                                 (.01)             (.09)             (.01)             (.11)
                                                                   --------          --------        ----------        ----------
   Net income (loss)                                               $   (.18)         $    .24        $     (.60)       $     (.82)
                                                                   ========          ========        ==========        ==========
Diluted earnings per share amounts:
   Earnings (loss) before extraordinary items                      $   (.17)         $    .28        $     (.59)       $     (.71)
   Extraordinary items                                                 (.01)             (.07)             (.01)             (.11)
                                                                   --------          --------        ----------        ----------
   Net income (loss)                                               $   (.18)         $    .21        $     (.60)       $     (.82)
                                                                   ========          ========        ==========        ==========

                                    See notes to consolidated financial statements

                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                     June 30, 1999 and December 31, 1998
                                           (Amounts in Thousands)
                                                   ASSETS

                                                                                                       June 30,        December 31,
                                                                                                         1999             1998
                                                                                                     -----------       ------------
                                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                                         $  288,663        $  252,408
   Receivables, less allowance for doubtful accounts,
      $13,581 in 1999 and $14,459 in 1998                                                               223,316           170,492
   Spare parts, materials and supplies, less allowance for
      obsolescence, $21,431 in 1999 and $20,554 in 1998                                                 100,511            99,909
   Prepaid expenses and other                                                                           111,623            82,605
                                                                                                     ----------        ----------
               Total                                                                                    724,113           605,414
                                                                                                     ----------        ----------

Property:
   Property owned:
         Flight equipment                                                                               342,323           414,645
         Prepayments on flight equipment                                                                 97,596            69,875
         Land, buildings and improvements                                                                72,566            68,812
         Other property and equipment                                                                    76,628            72,108
                                                                                                     ----------        ----------
            Total property owned                                                                        589,113           625,440
         Less accumulated depreciation                                                                  152,676           136,336
                                                                                                     ----------        ----------
            Property owned-net                                                                          436,437           489,104
                                                                                                     ----------        ----------

   Property held under capital leases:
         Flight equipment                                                                               176,094           176,094
         Land, buildings and improvements                                                                49,431            49,431
         Other property and equipment                                                                     8,932             9,093
                                                                                                     ----------        ----------
            Total property held under capital leases                                                    234,457           234,618
         Less accumulated amortization                                                                  117,796           103,692
                                                                                                     ----------        ----------
            Property held under capital leases-net                                                      116,661           130,926
                                                                                                     ----------        ----------
               Total property-net                                                                       553,098           620,030
                                                                                                     ----------        ----------

Investments and other assets:
   Investments in affiliated companies                                                                  137,439           124,429
   Investments, receivables and other                                                                   155,798           149,206
   Routes, gates and slots-net                                                                          345,640           356,324
   Reorganization value in excess of amounts allocable to identifiable
      assets-net                                                                                        678,244           699,220
                                                                                                     ----------        ----------
               Total                                                                                  1,317,121         1,329,179
                                                                                                     ----------        ----------

                                                                                                     $2,594,332        $2,554,623
                                                                                                     ==========        ==========

                               See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                         June 30, 1999 and December 31, 1998
                                   (Amounts in Thousands Except Per Share Amounts)
                                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                       June 30,       December 31,
                                                                                                         1999             1998
                                                                                                     -----------      ------------
                                                                                                     (Unaudited)
Current liabilities:
   Current maturities of long-term debt                                                              $  124,417        $  111,538
   Current obligations under capital leases                                                              37,131            37,865
   Advance ticket sales                                                                                 323,205           211,340
   Accounts payable, principally trade                                                                  258,017           229,368
   Accounts payable to affiliated companies                                                               6,224             7,167
   Accrued expenses:
         Employee compensation and vacations earned                                                     146,451           159,064
         Contributions to retirement and pension trusts                                                  13,474            12,616
         Interest on debt and capital leases                                                             34,442            33,156
         Taxes                                                                                           12,040            11,447
         Other accrued expenses                                                                         205,338           189,278
                                                                                                     ----------        ----------
            Total accrued expenses                                                                      411,745           405,561
                                                                                                     ----------        ----------
               Total                                                                                  1,160,739         1,002,839
                                                                                                     ----------        ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                                                              530,488           572,372
   Obligations under capital leases, less current obligations                                           143,892           163,046
   Postretirement benefits other than pensions                                                          484,774           496,848
   Noncurrent pension liabilities                                                                        24,011            24,634
   Other noncurrent liabilities and deferred credits                                                     88,203           109,562
                                                                                                     ----------        ----------
               Total                                                                                  1,271,368         1,366,462
                                                                                                     ----------        ----------

Shareholders' equity:
   8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and outstanding                                        39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 1,725 shares issued and outstanding                                        17                17
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      1999-7,036; 1998-6,347                                                                                 70                63
   Common stock, $0.01 par value; shares issued and outstanding:
      1999-58,647; 1998-57,768                                                                              586               578
   Additional paid-in capital                                                                           735,549           730,894
   Accumulated deficit                                                                                 (574,036)         (546,269)
                                                                                                     ----------        ----------
               Total                                                                                    162,225           185,322
                                                                                                     ----------        ----------

                                                                                                     $2,594,332        $2,554,623
                                                                                                     ==========        ==========

                               See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   For the Six Months Ended June 30, 1999 and 1998
                                               (Amounts in Thousands)
                                                     (Unaudited)
                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                       --------------------------
                                                                                                         1999              1998
                                                                                                       --------         ---------
Cash flows from operating activities:
   Net loss                                                                                           $ (27,767)        $ (36,026)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Employee earned stock compensation                                                                  2,594            26,522
      Depreciation and amortization                                                                      72,284            78,680
      Amortization of discount and expense on debt                                                        3,810             6,128
      Amortization of deferred gains/losses on sale and leaseback of certain
         aircraft and engines                                                                            (5,055)           (3,984)
      Extraordinary loss on extinguishment of debt                                                          866             6,636
      Equity in undistributed earnings of affiliates not consolidated                                   (13,206)           (6,780)
      Revenue from Icahn ticket program                                                                       -           (75,167)
      Net (gains) losses on disposition of assets                                                         1,747           (18,807)
      Change in operating assets and liabilities:
         Decrease (increase) in:
            Receivables                                                                                 (52,840)          (46,365)
            Inventories                                                                                  (1,490)           (4,268)
            Prepaid expenses and other current assets                                                   (28,484)           (4,105)
            Other assets                                                                                 (5,770)           (7,257)
         Increase (decrease) in:
            Accounts payable and accrued expenses                                                        60,260             7,732
            Advance ticket sales                                                                        111,865            63,603
            Other noncurrent liabilities and deferred credits                                           (21,014)          (10,270)
                                                                                                      ---------         ---------
               Net cash provided (used)                                                                  97,800           (23,728)
                                                                                                      ---------         ---------

Cash flows from investing activities:
   Proceeds from sales of property                                                                       12,363            29,928
   Capital expenditures, including aircraft pre-delivery deposits                                       (73,946)          (48,907)
   Return of pre-delivery deposits related to leased aircraft                                             9,620                 -
   Net (increase) decrease in investments, receivables and other                                         (2,329)           18,616
                                                                                                      ---------         ---------
               Net cash used                                                                            (54,292)             (363)
                                                                                                      ---------         ---------

Cash flows from financing activities:
   Net proceeds from long-term debt issued                                                                    -           144,938
   Net proceeds from sale and leaseback of certain aircraft and engines                                  80,633           160,176
   Repayments on long-term debt and capital lease obligations                                           (76,600)         (133,245)
   Cash dividends paid on preferred stock                                                               (11,727)          (12,014)
   Net proceeds from exercise of warrants and options                                                       441               987
                                                                                                      ---------         ---------
               Net cash provided (used)                                                                  (7,253)          160,842
                                                                                                      ---------         ---------

Net increase in cash and cash equivalents                                                                36,255           136,751
Cash and cash equivalents at beginning of period                                                        252,408           237,765
                                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                                            $ 288,663         $ 374,516
                                                                                                      =========         =========


                               See notes to consolidated financial statements

                                4

                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                               For the Six Months Ended June 30, 1999 and 1998
                                           (Amounts in Thousands)
                                                 (Unaudited)

                                     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        ----------------------
                                                                                         1999           1998
                                                                                        -------       --------
Cash paid during the period for:
   Interest                                                                            $ 36,492       $ 51,148
                                                                                       ========       ========

   Income taxes                                                                        $     10       $      9
                                                                                       ========       ========

Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft acquisitions                            $      -       $100,822
                                                                                       ========       ========

   Promissory notes issued to finance aircraft predelivery payments                    $ 38,687       $  8,516
                                                                                       ========       ========

   Aircraft acquired and obligations recorded under new capital lease
     transactions                                                                      $      -       $ 16,406
                                                                                       ========       ========

ACCOUNTING POLICY

   For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



         See notes to consolidated financial statements

            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999
                            (UNAUDITED)

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

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. While the Company anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that the reduction of seasonal fluctuations in financial operating results will be realized. Accordingly, the results for the three months and six months ended June 30, 1999 should not be read as indicators of results for the full year.

2.  INCOME TAXES

     The income tax provisions/benefits recorded for the three and six month periods ended June 30, 1999 and 1998 reflect quarterly effective tax rates and management's current expectation of full year pre-tax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax provisions/benefits recorded for the first two quarters of 1999 and 1998 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3.  EXTRAORDINARY ITEMS

     In the six months ended June 30, 1999 the Company recorded extraordinary non-cash charges of $866 thousand related to the premium on the early retirement of 11 3/8% Senior Secured Notes due 2003
("11 3/8% Notes") and 10 1/4% Senior Secured Notes due 2003 ("10 1/4% Notes") which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Notes and all of the collateral securing the 10 1/4% Notes.

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

4.  INCOME (LOSS) PER SHARE

     In computing the loss applicable to common shares for the three months and six months ended June 30, 1999, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (58.5 million and 58.2 million for the three months and six months ended June 30, 1999, respectively) and employee preferred stock (7.6 million and 7.7 million for the three months and six months ended June 30, 1999, respectively) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three and six month periods ended June 30, 1999 would have been anti-dilutive.

     The income applicable to common shares for the three months and the loss applicable to common shares for the six months ended June 30, 1998 have likewise been adjusted by dividend requirements on the 8% Preferred Stock and the 9 1/4% Preferred Stock. In computing the related basic earnings/(loss) per share, the amounts applicable to common shares were divided by the aggregate average number of outstanding shares of common stock (52.1 million and 51.9 million for the three months and six months ended June 30, 1998, respectively) and employee preferred stock (5.9 million and 6.1 million for the three months and six months ended June 30, 1998, respectively). Diluted earnings per share amounts for the three months ended June 30, 1998 give effect to potential issuances of common stock under stock options, warrants and employee compensation programs and the conversion of preferred stock and convertible debt, when the effect is dilutive. No effect has been given to stock options, warrants or potential issuances of additional common stock or employee preferred stock in diluted earnings per share amounts in the six month period ended June 30, 1998 as their impact would have been anti-dilutive.

5.  PROPERTY AND DISPOSITION OF ASSETS

     The Company has reclassified the net book value of its grounded L-1011 and B-747 aircraft from Property to Investments, Receivables and Other as such aircraft have been retired from service and are currently held for sale. The amounts reclassified were $25.8 million and $17.5 million at June 30, 1999 and 1998, respectively.

     During the six months ended June 30, 1999 and 1998, disposition of assets resulted in net losses of $1.7 million and net gains of $18.8 million, respectively. The net losses in the first six months of 1999 included a loss from the sale and leaseback of four B-767 aircraft in April 1999 partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines and the sale of TWA's investment in SatoTravel, a company which provides ticketing services ("SATO"). In 1998, the recorded gains related primarily to the sale of L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from active service.


6.   SEGMENT REPORTING

     TWA operates one segment, that of air transportation. However, that segment is analyzed and reported in two primary geographic areas, Domestic and International (the Atlantic division as reported to the Department of Transportation). Information related to revenues generated from operations within those geographic areas is presented below.

                                              Quarters Ended              Six Months Ended
                                                 June 30,                     June 30,
                                          ---------------------       ------------------------
                                           1999           1998          1999            1998
                                          ------         ------       --------        --------
Operating Revenues (in millions):
   Domestic                               $767.1         $760.6       $1,457.2        $1,441.0
   International                            98.9          122.9          173.4           207.9
                                          ------         ------       --------        --------
   Total                                  $866.0         $883.5       $1,630.6        $1,648.9
                                          ======         ======       ========        ========

     TWA identifies revenues to each division based on revenues generated by specific flight segment and the division in which each flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area but rather are flown across geographic boundaries.

7.   PRICELINE.COM INC. WARRANTS

     TWA entered into an agreement with Priceline.com Inc. ("Priceline") which sets forth the terms and conditions under which ticket inventory provided by TWA may be sold utilizing Priceline's internet-based electronic commerce system. In connection with this agreement, TWA received warrants to purchase up to 312,500 shares of Priceline's common stock for $3.20 per share, subject to adjustment in certain circumstances. These warrants are exercisable during the period commencing October 27, 1999 and ending December 31, 2001. These warrants, and the shares issuable when the warrants are exercised, are not registered under the Securities Act of 1933, but TWA has certain demand and piggyback registration rights with respect to the shares.

8.   SALE OF EQUANT SHARES

     TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, members of SITA divested a portion of their shares in Equant N.V. ("Equant"), a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the sale of a portion of its holdings in Equant, resulting in a reported gain and receipt of cash of approximately $21.3 million. Additionally, Worldspan, an affiliate, also participated in the divestiture of Equant, resulting in the additional recognition of gain by TWA of approximately $2.7 million as an equity participant in the earnings of Worldspan.

9.   CONTINGENCIES

     There has not been any significant change in the status of the contingencies reflected in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in Note 10 and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

10.  STATUS OF LABOR AGREEMENTS

     On June 13, 1999, TWA and the International Association of
Machinists and Aerospace Workers ("IAM") reached tentative agreement on new contract proposals for TWA flight attendant and ground employees, who constitute approximately 73% of TWA's employees as of June 30, 1999. Ratification of these contracts occurred on July 22, 1999. The contracts became effective August 1, 1999 and become amendable on January 31, 2001.

     TWA agreed to pay increases over the next 18 months that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. As soon as practicable following contract ratification, 500,000 shares will be distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees have agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. In settlement of these disputed matters, IAM-represented flight attendant employees will receive $25 million to be distributed in a manner directed by the IAM on the following dates: August 31, 1999 - $11.0 million, August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10 million to be distributed in a manner directed by the IAM by no later than the following dates:
November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA expects to record a non-recurring charge to earnings in the third quarter of 1999 aggregating $34.0 million, net of amounts previously accrued.

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

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. The Company's newly ratified labor agreements with IAM-represented employee groups will allow TWA to utilize feed of regional jets immediately.

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

Labor Costs

     Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA also will distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash. The Company made the first quarterly distribution of 250,000 shares of common stock in April 1999, and has declared the second quarterly distribution will be 250,000 shares of common stock.

     On June 13, 1999, TWA and the IAM reached tentative agreement on new contract proposals for TWA flight attendant and ground employees, who constitute approximately 73% of TWA's employees as of June 30, 1999. Ratification of these contracts occurred on July 22, 1999. The contracts became effective August 1, 1999 and become amendable on January 31, 2001.

     TWA agreed to pay increases over the next 18 months that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract so averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. As soon as practicable following contract ratification, 500,000 shares will be distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31,
2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees have agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. In settlement of these disputed matters, IAM-represented flight attendant employees will receive $25 million to be distributed in a manner directed by the IAM on the following dates: August 31, 1999 - $11.0 million, August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10 million to be distributed in a manner directed by the IAM by no later than the following dates:
November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA expects to record a non-recurring charge to earnings in the third quarter of 1999 aggregating $34.0 million, net of amounts previously accrued. (see "Part II, Item 1. Legal Proceedings - Other Actions")

     Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which will be due in three equal annual installments, the first of which was made in October 1998. The remaining obligation of $17.8 million is reflected as a liability in the consolidated financial statements.

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

     TWA's agreements with employees could result in significant non-cash charges to future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Plan ("ESIP") will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the ESIP's remaining target prices for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $103.4 million based upon these target prices and the number of shares of common stock and employee preferred stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA common stock exceeds certain target prices.

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

     TWA's passenger traffic data, for scheduled passengers only, are shown in the table below for the indicated periods <F1>:

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   JUNE 30,                     JUNE 30,                      YEARS ENDED DECEMBER 31,
                           ---------------------        ----------------------         -------------------------------------
                            1999           1998           1999           1998            1998           1997          1996
                           ------         ------        -------        -------         -------        -------        -------
NORTH AMERICA
Passenger revenues
 ($ millions)              $  700         $  689        $ 1,322        $ 1,300         $ 2,562        $ 2,512        $ 2,512
Revenue passenger miles
 (millions)<F2>             5,841          5,417         10,741         10,211          20,132         19,737         19,513
Available seat miles
 (millions)<F3>             7,572          7,245         14,735         14,316          28,796         29,341         30,201
Passenger load factor<F4>    77.1%          74.8%          72.9%          71.3%           69.9%          67.3%          64.6%
Passenger yield
 (cents)<F5>                11.97 cents    12.72 cents    12.31 cents    12.73 cents     12.72 cents    12.73 cents    12.89 cents
Passenger revenue per
 available seat mile
 (cents)<F6>                 9.24 cents     9.51 cents     8.97 cents     9.08 cents      8.90 cents     8.56 cents     8.33 cents

INTERNATIONAL
Passenger revenues
 ($ millions)              $   81         $  100        $   140        $   166         $   333        $   412        $   563
Revenue passenger miles
 (millions)<F2>             1,076          1,286          1,896          2,257           4,290          5,363          7,598
Available seat miles
 (millions)<F3>             1,298          1,543          2,432          2,940           5,657          7,093         10,393
Passenger load
 factor<F4>                  82.9%          83.3%          78.0%          76.8%           75.8%          75.6%          73.1%
Passenger yield
 (cents)<F5>                 7.56 cents     7.78 cents     7.40 cents     7.35 cents      7.77 cents     7.68 cents     7.41 cents
Passenger revenue per
 available seat mile
 (cents)<F6>                 6.27 cents     6.49 cents     5.77 cents     5.65 cents      5.89 cents     5.81 cents     5.42 cents

TOTAL SYSTEM
Passenger revenues
 (millions)                $  781         $  789        $ 1,462        $ 1,466         $ 2,895        $ 2,924        $ 3,078
Revenue passenger
 miles (millions)<F2>       6,917          6,703         12,637         12,468          24,422         25,100         27,111
Available seat miles
 (millions)<F3>             8,870          8,788         17,167         17,256          34,453         36,434         40,594
Passenger load factor<F4>    78.0%          76.3%          73.6%          72.3%           70.9%          68.9%          66.8%
Passenger yield
 (cents)<F5>                11.29 cents    11.78 cents    11.57 cents    11.76 cents     11.85 cents    11.65 cents    11.35 cents
Passenger revenue per
 available seat miles
 (cents)<F6>                 8.80 cents     8.98 cents     8.52 cents     8.49 cents      8.40 cents     8.03 cents     7.58 cents
Operating cost per
 available seat mile
 (cents)<F7>                 9.38 cents     9.30 cents     9.45 cents     9.48 cents      9.31 cents     8.99 cents     8.78 cents
Average daily
 utilization per
 aircraft (hours)<F8>        9.68          10.08           9.74           9.94            9.77           9.38           9.63
Aircraft in fleet
 being operated at
 end of period                188            183            188            183             185            185            192

-----------
<F1>  Excludes subsidiary companies.
<F2>  The number of scheduled miles flown by revenue passengers.
<F3>  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
<F4>  Revenue passenger miles divided by available seat miles.
<F5>  Passenger revenue per revenue passenger mile.
<F6>  Passenger revenue divided by scheduled available seat miles.
<F7>  Operating expenses, excluding special charges, other nonrecurring charges and subsidiaries, divided by total available seat miles.
<F8>  The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     During the second quarter of 1999, TWA reported operating income of $18.4 million, which was $27.1 million unfavorable compared to the operating income of $45.5 million in the second quarter of 1998. TWA also reported a second quarter 1999 pre-tax profit of $0.3 million compared to $50.0 million in 1998. After extraordinary items of $0.9 million in the second quarter of 1999 and $5.3 million in the second quarter of 1998 relating to the early retirement of debt, the Company recorded a net loss of $6.2 million in 1999 versus net income of $19.5 million in the same period of 1998.

     For the second quarter of 1999, total operating revenues of $866.0 million were $17.5 million less than the $883.5 million recorded in 1998. Passenger revenues declined $8.6 million from the prior year period as higher-yield passengers diverted to other airlines in response to the continuing negotiations between TWA and the IAM and a threatened strike action. Freight and mail revenues also declined $1.6 million as the U.S. Postal Service began diverting mail to other airlines for the same reason. Decreases in all other revenue were also recorded in Getaway Tour revenues ($4.1 million) and third party contract revenues ($1.0 million) while a slight increase was noted in charter revenues ($0.2 million).

     System-wide capacity, as measured by scheduled ASMs, increased
0.9% in the second quarter of 1999 from the comparable period of 1998. Domestic ASMs increased 4.5% while International ASMs decreased 15.9%. The system passenger load factor improved 1.7 percentage points in the second quarter of 1999 versus the same period in 1998 to 78.0% from 76.3%. TWA generated these higher load factors by carrying a higher percentage of leisure traffic during the period. System yield declined 4.2% to 11.29 cents in the second quarter of 1999 compared to 11.78 cents in 1998, again related to the diversion of higher yielding business passengers because of the uncertainty of the outcome of labor negotiations between the Company and the IAM. RASM decreased year over year to 8.80 cents in the second quarter of 1999 from 8.98 cents in the second quarter of 1998. Through the second quarter of 1999, TWA has taken delivery of 11 new aircraft in a plan which anticipates acceptance of 37 new aircraft for the year. Second quarter CASM continued to reflect the increase in aircraft rental expense resulting from this change in equipment, increasing to 9.38 cents versus 9.30 cents in the second quarter of 1998.

     Operating expenses increased $9.6 million during the second quarter of 1999 to $847.6 million from $838.0 million during the second quarter of 1998, representing a net change in the following expense groups:


     * Salaries, wages and benefits were $312.3 million during the second quarter of 1999 compared to $304.8 million during the second quarter of 1998. The decrease of 5.3% in the average number of full-time equivalent employees to 21,053 in the second quarter of 1999 versus 22,232 in the second quarter of 1998 was more than offset by the increase of $7.5 million related to a company-wide (except for Company officers and pilots) salary increase of 4.814 percent effective September 1, 1998, the pilot contract increase, and continued overtime and premium pay resulting from high turnover and attrition. TWA's group insurance costs also increased $3.7 million in comparison to the second quarter of 1998.

     * Aircraft fuel and oil expense of $92.0 million for the second quarter of 1999 was $3.4 million greater than $88.6 million recorded in the second quarter of 1999.
          Approximately $3.2 million of the increase was caused by an increase in the average cost per gallon to 52.9 cents in 1999 from 51.0 cents in 1998. The remaining $0.2 million of the increase was related to increased fuel consumption to 174.0 million gallons in the second quarter of 1999 versus 173.8 million gallons in the second quarter of 1998 as the result of increased block hours and operational difficulties experienced in June.

     * Passenger sales commission expense of $50.8 million was $7.9 million less than the expense recorded in the second quarter of 1998 primarily due to a decrease of 4.9% in the percentage of domestic commissionable tickets sold during the second quarter of 1999 versus 1998 and domestic commissions being capped at a certain dollar limit during the second quarter of 1998.

     * Aircraft maintenance material and repairs expense of $34.6 million for the second quarter of 1999 represents a decrease of $0.8 million from $35.4 million during the same period of 1998. The primary factor contributing to this decrease was reduced engine material requirements for both TWA and customer engine overhauls.

     * Depreciation and amortization expense decreased $4.5 million to $35.0 million in the second quarter of 1999 from $39.5 million in the second quarter of 1998. The decrease resulted primarily from the sale and leaseback of four B-757 aircraft in June and July 1998, four B-767 aircraft in April 1999 and major improvements to certain aircraft becoming fully depreciated in 1998.

     * Aircraft lease rentals increased $17.6 million to $98.3 million in the second quarter of 1999 from $80.7 million in the second quarter of 1998. TWA continues to aggressively renew its fleet and has taken delivery of 19 additional leased aircraft since the end of the second quarter 1998 in addition to selling and leasing back eight aircraft.

     * Other lease rentals and landing fees were $49.8 million in the second quarter of 1999 versus $46.1 million in the second quarter of 1998, an increase of $3.7 million. The principal causes of this change were increases of $3.7 million in landing fees and $2.3 million in facility rentals offset by a $2.3 million decrease in ground equipment rentals.

     All other operating expenses of $174.8 million in the second quarter of 1999 were $9.4 million less than the $184.2 million recorded in the second quarter of 1998, reflecting decreases in passenger food and beverages expense related to the use of more cost-effective products ($3.4 million), corporate liability and hull insurance premiums resulting from lower insurance premiums during the current policy period ($2.9 million) and Getaway tour expenses related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($3.8 million).

     Other charges (credits) were a net charge of $18.1 million during the second quarter of 1999 compared to a net credit of $4.5 million for the second quarter of 1998. Interest expense decreased $7.8 million in the second quarter of 1999 from the same period in 1998 as a result of the retirement of certain debt in 1998 and 1999. Interest and investment income decreased $2.1 million in the second quarter of 1999 primarily due to a decrease in the level of invested funds. Net gains (losses) from the disposition of assets were net losses of $3.8 million and net gains of $11.8 million during the second quarters of 1999 and 1998, respectively. The net losses recorded in the second quarter of 1999 included a loss from the sale and leaseback of four B-767 aircraft in April 1999, partially offset by gains from the sale of spare L-1011 and DC9-10 engines. The net gains recorded in the 1998 second quarter included gains from the sale of non-operating L-1011 and B-747 aircraft. Other charges and credits - net declined $12.7 million when compared to the second quarter of 1998 primarily as the result of a cash undertaking previously posted by TWA of $13.7 million in an action brought by Travellers International A.G. and its parent company, Windsor, Inc. After the U.S. Supreme Court refused to hear an appeal of a decision in 1998 reversing a 1991 judgment against TWA, the cash was returned in June 1998 and a credit of $13.7 million was recorded in the second quarter of 1998.

     A tax provision of $5.6 million was recorded in the second quarter of 1999 compared to a provision of $25.3 million in the second quarter of 1998 (see Note 2 to Consolidated Financial Statements).

     As a result of the above, the Company's operating profit of $18.4 million for the second quarter of 1999 declined $27.1 million from $45.5 million in the second quarter of 1998. The Company had a net loss of $6.2 million in the second quarter of 1999 compared to a net income of $19.5 million in the same period of 1998. The second quarter results included extraordinary charges of $0.9 million and $5.3 million in the second quarter of 1999 and 1998, respectively, related to the early extinguishment of debt.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     For the first six months 1999, TWA reported an operating loss of $19.2 million and a pre-tax loss of $25.8 million. These results compare to a prior year operating loss of $23.2 million and pre-tax loss of $29.5 million which included a non-cash charge to operating expense of $26.5 million relating to a distribution made in July 1998 of TWA common stock to employee stock plans pursuant to the ESIP. After extraordinary items of $0.9 million in the first six months of 1999 and $6.6 million in the first six months of 1998 relating to the early retirement of debt, the Company recorded a net loss of $27.8 million in 1999 versus $36.0 million in the same period of 1998.

     In the first six months of 1999, total operating revenues of $1,630.6 million were $18.3 million less than the $1,648.9 million recorded in 1998. Passenger revenues declined $3.9 million from the prior year period as business passengers diverted to other airlines in response to the continuing negotiations between TWA and the IAM and a threatened strike action. Freight and mail revenues also declined $3.7 million as the U.S. Postal Service began diverting mail to other airlines for the same reason. Decreases were also noted in Getaway Tour revenues ($5.3 million) and charter revenues ($0.7 million).

     System-wide capacity, as measured by scheduled ASMs, decreased
0.5% in the six months ended June 30, 1999 from the comparable period of 1998. Domestic ASMs increased 2.9% while International ASMs decreased 17.3%. The system passenger load factor improved 1.3 percentage points in the first six months of 1999 versus the same period in 1998 to 73.6% from 72.3%. System yield declined 1.6% to 11.57 cents in the first six months of 1999 compared to 11.76 cents in 1998, again related to the diversion of higher yielding business passengers because of the uncertainty of the outcome of labor negotiations between the Company and the IAM. RASM increased year over year to 8.52 cents in the six months ended June 30, 1999 from 8.49 cents in the same period of 1998. Through the second quarter of 1999, TWA has taken delivery of 11 new aircraft in a plan which anticipates acceptance of a total of 37 new aircraft for the year. CASM continued to reflect the increase in aircraft rental expense resulting from this change in equipment, even though decreasing to 9.45 cents versus 9.48 cents in the first six months of 1998.

     Operating expenses decreased $22.3 million during the first six months of 1999 to $1,649.8 million from $1,672.1 million during the first six months of 1998, representing a net change in the following expense groups:

     * Salaries, wages and benefits were $621.2 million during six months ended June 30, 1999 compared to $602.5 million during the same period in 1998. The increase of $18.7 million was related primarily to a company-wide (except for Company officers and pilots) salary increase of 4.814 percent effective September 1, 1998 in addition to pilot contract increases.
          An increase of $9.4 million was also reflected in the cost of TWA's group insurance plans during the first six months of 1999 versus the same period in 1998. The average number of full-time equivalent employees decreased 5.0% to 21,110 in the first six months of 1999 versus 22,222 in the first six months of 1998. Additionally, earned stock compensation charges of $26.5 million were recorded in the first six months of 1998.

          These charges were related to incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998 per agreements reached under the 1995 reorganization. No such charges were recorded in the first six months of 1999.

     * Aircraft fuel and oil expense of $164.6 million in the first six months of 1999 was $16.4 million less than $181.0 million recorded in the first six months of 1998. Approximately $13.8 of the decrease was caused by a decline in the average cost per gallon to 49.1 cents in 1999 from 53.2 cents in 1998 and $2.6 million of the decrease was related to reduced fuel consumption to 335.3 million gallons in the first half of 1999 versus 340.1 million gallons in the first half of 1998.

     * Passenger sales commission expense of $95.4 million for the first six months of 1999 was $14.8 million less than the expense recorded in the same period of 1998 primarily due to domestic commissions being capped at a certain dollar limit during the first six months of 1999 and a decrease of 3.1% in the percentage of domestic commissionable tickets sold during the first half of 1999 versus 1998.

     * Aircraft maintenance material and repairs expense of $72.9 million for the first six months of 1999 represents an increase of $2.9 million from $70.0 million during the same period of 1998. The primary factors contributing to this increase were increases in the costs of airframe materials and third party repairs, offset in part by reduced engine material requirements.

     * Depreciation and amortization expense decreased $6.4 million to $72.3 million in the six months ended June 30, 1999 from $78.7 million in the first six months of 1998. The decrease resulted primarily from the sale and leaseback of four B-757 aircraft in June and July 1998 and major improvements to certain aircraft becoming fully depreciated in 1998.

     * Aircraft lease rentals increased $32.1 million to $188.7 million in the first half of 1999 from $156.5 million in the first half of 1998. TWA continues to aggressively renew its fleet and has taken delivery of 19 additional leased aircraft since the end of June 1998 in addition to the selling and leasing back of eight aircraft.

     * Other lease rentals and landing fees were $96.8 million in the first six months of 1999 versus $89.2 million in the same period of 1998, an increase of $7.6 million. Contributing to this increase were increases in landing fees ($5.3 million) and facility rentals ($4.0 million) which were partially offset by decreases in equipment rentals ($1.7 million).

     All other operating expenses of $338.0 million in the first six months of 1999 were $19.3 million less than the $357.3 million recorded in the first six months of 1998, reflecting decreases in corporate liability and hull insurance resulting from lower insurance premiums during the current policy period ($5.7 million), Getaway tours expense related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($5.0 million), passenger food and beverage expense related to the use of more cost-effective products ($4.3 million), and advertising related to an emphasis on effectively targeting advertising dollars ($2.5 million).

     Other charges (credits) were a net charge of $6.6 million during the six months ended June 30, 1999 compared to a net charge of $6.4 million in the first six months of 1998. Interest expense decreased $13.1 million in the first half of 1999 from the same period in 1998 as a result of the retirement of certain debt in 1998 and 1999. Interest and investment income decreased $4.2 million in the first six months of 1999 primarily due to a decrease in the level of invested funds. Net gains (losses) from the disposition of assets were net losses of

$1.7 million and net gains of $18.8 million during the first six months of 1999 and 1998, respectively. The net losses in the first six months of 1999 included a loss from the sale and leaseback of four B-767 aircraft in April 1999 partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines and the sale of TWA's investment in SATO. The net gains in the comparable 1998 period were primarily related to the sale of L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from active service. Other charges and credits - net improved $11.5 million in the first six months of 1999 versus the same period in 1998 primarily as the result of improvements in TWA's interest in the 1999 earnings of Worldspan ($6.4 million) and the gain from the sale of the Company's interest in Equant N.V., a telecommunication network company which was spun off from SITA ($21.3 million). During the same period in 1998, a cash undertaking previously posted by TWA of $13.7 million in an action brought by Travellers International A.G. and its parent company, Windsor Inc. was returned to TWA in June 1998 and recorded as a credit in the second quarter 1998.

     A tax provision of $1.1 million was recorded in the first six months of 1999 compared to a tax benefit of $129,000 in the first six months of 1998 (see Note 2 to Consolidated Financial Statements).

     As a result of the above, the Company's operating loss of $19.2 million for the six months ended June 30, 1999 was a $3.9 million improvement from the $23.2 million operating loss recorded in the same period of 1998.
The Company had a net loss of $27.8 million in the first half of 1999 compared to a net loss of $36.0 million in the same period of 1998. The results for the six months included extraordinary charges of $0.9 million and $6.6 million in 1999 and 1998, respectively, related to the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

     The Company's consolidated cash and cash equivalents balance at June 30, 1999 was $288.7 million, a $36.3 million increase from the December 31, 1998 balance of $252.4 million. Operating activities provided $97.8 million in cash in the first six months of 1999 versus a $23.7 million use of cash in 1998. The increase in consolidated cash and cash equivalents resulted from a reduction in the net loss in the first six months of 1999 as compared to the same period in 1998 of $8.2 million. This includes a first quarter 1999 gain of $21.3 million related to the sale of a portion of TWA's shares of Equant N.V., a telecommunications network company. Additionally, in the first six months of 1998, $75.2 million in net discounted sales from tickets sold under the Karabu ticket agreement were excluded from cash flows from operating activities as the related amounts were applied to reduce the PBGC Notes. In December 1998, the PBGC Notes were paid in full primarily with the proceeds from tickets sold under the Karabu ticket agreement. Accordingly, proceeds from the sales of tickets under the Karabu ticket agreement are now paid directly to TWA. During the first six months of 1999, $67.3 million of these proceeds were paid directly to TWA. Finally, there was an improvement of $48.3 million in the cash provided by advance ticket sales, and an improvement of $52.5 million in the cash provided by trade accounts payable and accrued expenses. Both of these amounts are primarily due to the timing of payments of certain obligations in the comparative periods.

     Cash used by investing activities increased to $54.3 million in the first six months of 1999 versus $363,000 in the first six months of 1998. Components of cash used in the first six months of 1999 include the purchase for $27.1 million of one Boeing 767-200 aircraft and related engines, which were subsequently sold to and leased back from an aircraft lessor in April 1999. Additionally, capital expenditures (including aircraft pre-delivery deposits) during the first six months of 1999 amounted to $46.8 million. Comparatively, cash used in the first six months of 1998 included capital expenditures (including aircraft pre-delivery payments) amounting to $48.9 million.

Asset sales during both periods were primarily limited to retired, widebody aircraft, engines and other surplus equipment. Additionally, approximately $9.6 million was provided in 1999 primarily due to the return of pre-delivery deposits relating to two new Boeing 757-200 aircraft delivered in March and May 1999 which were immediately sold to and leased back under operating leases from an aircraft lessor.

     Cash used by financing activities was $7.3 million in the first six months of 1999 versus cash provided of $160.8 million in the same period of 1998. Proceeds from the sale and leaseback of certain aircraft were $80.6 million in the first half of 1999 versus $160.2 million in the comparable period in 1998. In addition, sources of cash generated by financing activities in 1998 included proceeds from the sale of notes of $144.9 million which was mostly offset by repayments of long-term debt and capital lease obligations totaling $133.2 million.

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

Commitments

     TWA entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. As of December 31, 1998, TWA had taken delivery of six aircraft and had four on firm order. Five of the six aircraft already delivered were originally manufacturer-financed and one was leased. In separate transactions in June, July and October 1998, these five manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor. The four remaining aircraft are scheduled to be delivered in 1999. The first of these aircraft was delivered in March 1999 and was immediately sold to, and leased back under an operating lease from an aircraft lessor. A second aircraft was delivered in May 1999 utilizing a prior commitment for 100% lease financing. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring the remaining two aircraft. In September 1998, TWA entered into an agreement with Boeing to acquire four additional B-757-231 aircraft to be delivered during 1999. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring these aircraft. The Company has granted to a major financial institution the option to purchase and leaseback to TWA, under substantially the same terms and conditions as another B-757 aircraft previously leased to TWA in 1998, four of the B-757-231 aircraft to be delivered by Boeing during 1999. However, this institution has not, at this time, exercised these options.

     The Company has entered into an agreement for operating leases for one additional B-767-300ER and three additional B-757-200 aircraft. These aircraft are scheduled to be delivered in 1999, excluding one B-757-200 that is scheduled for delivery in January 2000. The first of the B-757-200 aircraft was delivered in June 1999.

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

     In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. The final aircraft under this agreement was received in February 1999.

     In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft, with deliveries in 1999. The Company has obtained commitments for lease financing for these aircraft. TWA has received six of these aircraft as of June 30, 1999.

     In December 1998, TWA announced that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The letters of intent include financing for all of the firm order aircraft. The terms of the purchase orders and the related financing for the 50 Boeing 717-200 aircraft were finalized in June 1999 and definitive agreements were signed at that time. The terms of the purchase orders and the related financing for the Airbus A318 and related Airbus "A320 Family" aircraft are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

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

     In April 1999, TWA sold and leased back four Boeing 767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft which will subsequently be returned to the lessor in 1999 and 2000. These five Boeing 767-200 aircraft will be replaced with three Boeing 767-300 aircraft which will be leased during 1999 and 2000 from the same aircraft lessor. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.

Certain Other Capital Requirements

     TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.

Restructuring Liabilities

     At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During the first six months of 1999, the Company incurred approximately $1.3 million of expenditures related to these provisions. The Company continues to expect severance costs to be paid to the respective employees during 1999 due to these changes in operations.

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

     TWA estimates that the total cost to complete the remediation of its information technology systems is approximately $19.3 million, which is approximately 20% of the Company's total information technology budget for the project duration period. As of June 30, 1999, the Company estimates that approximately 60% of the cost to complete the remediation of its computer systems had been incurred. As of June 30, 1999, approximately 87% of the systems had been remediated. TWA has substantially completed assessments and has completed remediation for many of the non-information technology related systems. The Company currently estimates the remediation costs related to infrastructure and facilities enhancements necessary to prepare its systems for the year 2000 will range from $2 million to $4 million, which it plans to fund through operating cash flows. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding modification plans of third parties. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

     TWA has also reviewed software that was purchased from outside vendors and has evaluated its reliance on other third parties (e.g. the FAA, the DOT, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on these third parties to remediate the year 2000 issues in their systems. Outside vendors and other third parties have provided TWA with year 2000 compliant versions of their products, informed TWA that all mission critical systems from such parties are in process of being remediated or arrangements for the remediation of such systems are in process. To help insure compliance, TWA is continuing to set up and perform independent testing with these systems. Although the Company currently has day-to-day operational contingency plans, management is in the process of reviewing and modifying these plans for each mission critical system for possible year 2000-specific operational requirements. The review and modifications are scheduled for completion during the fourth quarter of 1999.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. With the deferral of the effective date of Statement No. 133, the Company will adopt this standard during its first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its results of operations or cash flows.

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

Aircraft Fuel

     Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first six months of 1999 represented approximately 9.9% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

     TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first six months of 1999 and at June 30, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.7 million per year, based upon consumption in the first six months of 1999.

Interest Rates

     Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $654.9 million, net of unamortized discounts and including current maturities at June 30, 1999. The contractual maturities of long term debt and the associated average interest rates are as follows:

                                      Contractual
                       Amounts      Weighted Average
     Maturity Date   in Thousands    Interest Rate
     -------------   ------------   ----------------
         1999          $106,323           9.03%
         2000            33,837           9.02%
         2001           139,209           9.56%
         2002            67,899          11.53%
         2003            29,978          10.83%
         Thereafter     290,000          11.44%

Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 10.6% of TWA's operating revenues in the first six months of 1999, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

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

     Additional disputes have arisen between TWA and the entities affiliated with Mr. Icahn as to the meanings of various provisions of the ticket agreement. These include disputes as to the scope of the advertising restrictions in the ticket agreement; whether the Icahn entities are entitled to discounts under the ticket agreement based on special fares offered by TWA on the Internet; whether the Icahn entities can sell discounted tickets to travel agencies; and whether the Icahn entities are complying with certain tax provisions of the ticket agreement. The disputes have resulted in new suit filed by the Icahn entities against TWA on May 3, 1999 in the District Court for Clark County, Nevada, in which the Icahn entities allege that TWA has tortiously interfered with their ability to complete a proposed public offering of a company controlled by Mr. Icahn and in which they seek a declaratory judgment with respect to their disputes. TWA has filed an answer denying Karabu's allegations. The case has been removed to federal district court pending Karabu's motion to remand to the Clark County court.

  Other Actions

     In connection with certain wage scale adjustments afforded to TWA's non-contract employees, employees previously represented by the Independent Federation of Flight Attendants ("IFFA") asserted and won an arbitration ruling with respect to the comparability of wage concessions made in 1994 that, if fully sustained, would have required TWA to provide additional compensation to these employees. As part of the agreement reached with the IAM (now collective bargaining agent for employees formerly represented by IFFA) on a new collective bargaining agreement, noted in Item 5 below, the IAM agreed to withdraw all litigation regarding this matter.

ITEM 5. OTHER INFORMATION

     TWA reached agreement with its flight attendants and ground employees, represented by the IAM, on new collective bargaining agreements covering approximately 16,000 employees. These agreements have been ratified and became effective as of August 1, 1999.

     On June 24, 1999, James F. Martin, resigned as Senior Vice President, Human Resources of TWA. Positions previously reporting to Mr. Martin, now report to Kathleen A. Soled, Senior Vice President and General Counsel.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANS WORLD AIRLINES, INC.

Dated: August 16, 1999             By:  /s/ Michael J. Palumbo
                                      ----------------------------------
                                        Michael J. Palumbo
                                        Executive Vice President and
                                        Chief Financial Officer

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS

        <F*>2.1    -    Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the
                        Registrant's Registration Statement on Form S-4, Registration Number
                        33-84944, as amended)

        <F*>2.2    -    Modification to Joint Plan of Reorganization, dated July 14, 1995 and
                        Supplemental Modifications to Joint Plan of Reorganization dated August
                        2, 1995 (Exhibit 2.5 to 6/95 10-Q)

        <F*>2.3    -    Findings of Fact, Conclusions of Law and Order Confirming Modified Joint
                        Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached
                        (Exhibit 2.6 to 6/95 10-Q)

        <F*>2.4    -    Final Decree, dated December 28, 1995, related to the 1995
                        Reorganization (Exhibit 2.7 to 12/31/95 Form 10-K)

        <F*>3(i)   -    Third Amended and Restated Certificate of Incorporation of the
                        Registrant (Exhibit 3(i) to the Registrant's Registration Statement on
                        Form S-4, Registration Number 333-26645)

        <F*>3(ii)  -    Amended and Restated By-Laws of Trans World Airlines, Inc., effective
                        December 8, 1998 (Exhibit 3(ii) to 12/31/98 10-K)

        <F*>4.1    -    Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle
                        National Trust, N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

        <F*>4.2    -    IAM Trans World Employees' Stock Ownership Plan and related Trust
                        Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee
                        Committee and the IAM Trustee (Exhibit to 9/93 10-Q)

        <F*>4.3    -    IFFA Trans World Employees' Stock Ownership Plan and related Trust
                        Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee
                        Committee and the IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

        <F*>4.4    -    Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August
                        31, 1993, First Amendment thereto, dated October 31, 1993, and related
                        Trust Agreement, dated August 31, 1993, between TWA and the ESOP Trustee
                        (Exhibit 4.6 to 9/93 10-Q)

        <F*>4.5    -    ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA
                        Trustee (Exhibit 4.7 to 9/93 10-Q)

        <F*>4.6    -    Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle
                        National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM
                        Trustee, IFFA Trustee and Other Employee Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November 3,
                        1993 (Exhibit 4.8 to 9/93 10-Q)



        <F*>4.7    -    Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial Significant Holders (Exhibit 4.9 to 9/93 10-Q)

        <F*>4.8    -    Indenture between TWA and Harris Trust and Savings Bank, dated November
                        3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11
                        to 9/93 10-Q)

        <F*>4.9    -    Indenture between TWA and American National Bank and Trust Company of
                        Chicago, N.A., dated November 3, 1993 relating to TWA's 8% Secured Notes
                        Due 2001 (Exhibit 4.12 to 9/93 10-Q)

        <F*>4.10   -    The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)

        <F*>4.11   -    TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994
                        (Exhibit 4.13 to 9/95 10-Q)

        <F*>4.12   -    TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23,
                        1995 (Exhibit 4.14 to 9/95 10-Q)

        <F*>4.13   -    TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement,
                        effective August 23, 1995 (Exhibit 4.15 to 9/95 10-Q)

        <F*>4.14   -    Form of Indenture relating to TWA's 8% Convertible Subordinated
                        Debentures Due 2006 (Exhibit 4.16 to Registrants Registration Statement
                        on Form S-3, No. 333-04977)

        <F*>4.15   -    Indenture dated as of March 31, 1997 between TWA and First Security
                        Bank, National Association relating to TWA's 12% Senior Secured Notes due 2002 (Exhibit 4.15 to Registrant's Registration Statement on Form
                        S-4, No. 333-26645)

        <F*>4.16   -    Form of 12% Senior Secured Note due 2002 (contained in Indenture filed as Exhibit 4.15)

        <F*>4.17   -    Registration Rights Agreement dated as of March 31, 1997 between the
                        Company and the Initial Purchaser relating to the 12% Senior Secured
                        Notes due 2002 and the warrants to purchase 126.26 shares of TWA Common
                        Stock (Exhibit 4.17 to Registrant's Registration Statement on Form S-4,
                        No. 333-26645)

        <F*>4.18   -    Warrant Agreement dated as of March 31, 1997 between the Company and
                        American Stock Transfer & Trust Company, as Warrant Agent, relating to warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.18 to
                        Registrant's Registration Statement on Form S-4, No. 333-26645)

        <F*>4.19   -    Form of Indenture relating to TWA's 9 1/4% Convertible Subordinated
                        Debentures due 2007 (Exhibit 4.19 to Registrant's Registration Statement
                        on Form S-3, No. 333-44689)



        <F*>4.20   -    Registration Rights Agreement dated as of December 2, 1997 between the
                        Company and the Initial Purchasers (Exhibit 4.20 to Registrant's
                        Registration Statement on Form S-3, No. 333-44689)

        <F*>4.21   -    Indenture dated as of December 9, 1997 by and between TWA and First
                        Security Bank, National Association, as Trustee, relating to TWA's
                        11 1/2% Senior Secured Notes due 2004 (Exhibit 4.21 to Registrant's
                        Registration Statement on Form S-4, No. 333-44661)

        <F*>4.22   -    Form 11 1/2% Senior Secured Note due 2004 (contained in Indenture filed as Exhibit 4.21)

        <F*>4.23   -    Registration Rights Agreement dated as of December 9, 1997 among the
                        Company and Lazard Freres & Co. LLC and PaineWebber Incorporated, as
                        initial purchasers, relating to TWA's 11 1/2% Senior Secured Notes due
                        2004 (Exhibit 4.23 to Registrant's Registration Statement on Form S-4,
                        No. 333-44661)

        <F*>4.24   -    Sale and Service Agreement dated as of December 30, 1997 between TWA and
                        Constellation Finance LLC, as purchaser, relating to TWA's receivables
                        (Exhibit 4.24 to Registrant's Registration Statement on Form S-4, No.
                        333-44661)

        <F*>4.25   -    Registration Rights Agreement dated as of March 3, 1998 between the
                        Company and the Initial Purchaser (Exhibit 4.25 to Registrant's
                        Registration Statement on Form S-4, No. 333-59405)

        <F*>4.26   -    Indenture dated as of March 3, 1998 by and between TWA and First
                        Security Bank, National Association, as Trustee, relating to TWA's
                        11 3/8% Senior Notes due 2006 (Exhibit 4.26 to Registrant's Registration
                        Statement on Form S-4, No. 333-59405)

        <F*>4.27   -    Aircraft Sale and Note Purchase Agreement dated as of April 9, 1998 among TWA, First Security Bank, National Association, as Owner Trustee
                        and Seven Sixty Seven Leasing, Inc. (Exhibit No. 4.27 to Registrant's
                        Registration Statement on Form S-4, No. 333-59405)

        <F*>4.28   -    Indenture dated as of April 21, 1998 by and between TWA and First
                        Security Bank, National Association, as Trustee, relating to TWA's
                        11 3/8% Senior Secured Notes due 2003 (Exhibit No. 4.28 to Registrant's
                        Registration Statement on Form S-4, No. 333-59405)

        <F*>4.29   -    Form of 11 3/8% Senior Secured Notes due 2003 (contained as Exhibit 1 to
                        Rule 144A/Regulation S Appendix to Indenture in Exhibit 4.28)

        <F*>4.30   -    Registration Rights Agreement dated as of April 21, 1998 between the
                        Company, Lazard Freres & Co. LLC and First Security Bank, National
                        Association relating to the 11 3/8% Senior Secured Notes Due 2003
                        (Exhibit 4.31 to Registrant's Registration Statement on Form S-3, No.
                        333-56991)



        10.1       -    Consulting Agreement dated as of May 19, 1999 between TWA and Gerald L.
                        Gitner.

        10.2       -    Employment Agreement dated as of May 19, 1999 between TWA and William F.
                        Compton.

        10.3       -    Amendment Agreement dated as of May 24, 1999 between TWA and Michael J.
                        Palumbo.

        10.4       -    Separation Agreement dated as of June 24, 1999 between TWA and James F.
                        Martin.

        11         -    Statement of computation of per share earnings

        27         -    Financial Data Schedule

   (b) REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the second quarter of 1999.


[FN]
--------------
<F*>Incorporated by reference