Form 10-Q
period 1999-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 1999-11-15
CIK 278327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-7815

TRANS WORLD AIRLINES, INC.

(Exact name of registrant as specified in its charter)
DELAWARE	43-1145889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One City Centre
515 N. Sixth Street
St. Louis, Missouri 63101
(Address of principal executive offices, including zip code)

(314) 589-3000
(Registrant's telephone number, including area code)
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 1999
Common Stock, par value $0.01 per share	59,933,356

[PAGE]

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
For the Three Months and Nine Months Ended September 30, 1999 and 1998
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Operating revenues:
Passenger	$ 786,858	$ 771,286	$2,248,782	$2,237,072
Freight and mail	23,030	22,210	72,354	75,278
All other	66,538	69,662	185,871	199,733
Total	876,426	863,158	2,507,007	2,512,083

Operating expenses:
Salaries, wages and benefits	327,300	309,581	944,209	938,641
Costs associated with contract ratification	33,515	-	37,768	-
Aircraft fuel and oil	112,026	85,109	276,620	266,096
Passenger sales commissions	49,366	48,592	144,799	158,865
Aircraft maintenance materials and repairs	38,478	35,750	111,385	105,792
Depreciation and amortization	34,245	37,107	106,529	115,787
Aircraft rent	112,030	85,558	300,695	242,083
Other rent and landing fees	51,910	56,016	148,667	145,246
All other	176,485	181,751	514,480	539,038
Total	935,355	839,464	2,585,152	2,511,548

Operating income (loss)	(58,929)	23,694	(78,145)	535

Other charges (credits):
Interest expense	22,399	28,700	71,810	91,162
Interest and investment income	(4,310)	(7,569)	(12,222)	(19,699)
Disposition of assets, gains and losses-net	(1,031)	(2,100)	716	(20,907)
Other charges and credits-net	(21,741)	(3,154)	(58,408)	(28,319)
Total	(4,683)	15,877	1,896	22,237

Income (loss) before income taxes and extraordinary items	(54,246)	7,817	(80,041)	(21,702)
Provision (credit) for income taxes	(556)	8,740	550	8,611

Loss before extraordinary items	(53,690)	(923)	(80,591)	(30,313)
Extraordinary items, net of income taxes	-	(4,390)	(866)	(11,026)

Net loss	(53,690)	(5,313)	(81,457)	(41,339)
Preferred stock dividend requirements	5,864	5,864	17,590	17,590
Loss applicable to common shares	$ (59,554)	$ (11,177)	$ (99,047)	$ (58,929)

Basic earnings per share amounts:
Loss before extraordinary items	$ (0.87)	$ (0.11)	$ (1.47)	$ (0.80)
Extraordinary items	-	(0.07)	(0.01)	(0.18)
Net loss	$ (0.87)	$ (0.18)	$ (1.48)	$ (0.98)

See notes to consolidated financial statements

[PAGE]

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
(Amounts in Thousands)

ASSETS

	September 30,	December 31,
	1999	1998
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 239,981	$ 252,408
Receivables, less allowance for doubtful accounts, $13,599 in 1999 and $14,459 in 1998
	243,263	170,492
Spare parts, materials and supplies, less allowance for obsolescence, $21,838 in 1999 and $20,554 in 1998
	98,596	99,909
Prepaid expenses and other	93,354	82,605
Total	675,194	605,414

Property:
Property owned:
Flight equipment	337,819	414,645
Prepayments on flight equipment	74,231	69,875
Land, buildings and improvements	75,933	68,812
Other property and equipment	94,421	72,108
Total property owned	582,404	625,440
Less accumulated depreciation	153,298	136,336
Property owned-net	429,106	489,104

Property held under capital leases:
Flight equipment	176,094	176,094
Land, buildings and improvements	49,110	49,431
Other property held under capital leases	9,185	9,093
Total property held under capital leases	234,389	234,618
Less accumulated amortization	124,453	103,692
Property held under capital leases-net	109,936	130,926
Total property-net	539,042	620,030

Investments and other assets:
Investments in affiliated companies	141,182	124,429
Investments, receivables and other	146,067	149,206
Routes, gates and slots-net	340,298	356,324
Reorganization value in excess of amounts allocable to identifiable assets-net
	667,755	699,220
Total	1,295,302	1,329,179

	$ 2,509,538	$ 2,554,623

See notes to consolidated financial statements

[PAGE]

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
(Amounts in Thousands Except Per Share Amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30,	December 31,
	1999	1998
	(Unaudited)
Current liabilities:
Current maturities of long-term debt	$ 107,729	$ 111,538
Current obligations under capital leases	37,882	37,865
Advance ticket sales	288,850	211,340
Accounts payable, principally trade	255,480	229,368
Accounts payable to affiliated companies	5,770	7,167
Accrued expenses:
Employee compensation and vacations earned	155,121	159,064
Contributions to retirement and pension trusts	14,905	12,616
Interest on debt and capital leases	34,653	33,156
Taxes	12,441	11,447
Other accrued expenses	212,365	189,278
Total accrued expenses	429,485	405,561
Total	1,125,196	1,002,839

Long-term liabilities and deferred credits:
Long-term debt, less current maturities	534,274	572,372
Obligations under capital leases, less current obligations	134,422	163,046
Postretirement benefits other than pensions	487,695	496,848
Noncurrent pension liabilities	23,321	24,634
Other noncurrent liabilities and deferred credits	98,654	109,562
Total	1,278,366	1,366,462

Shareholders' equity:
8% cumulative convertible exchangeable preferred stock, $50 liquidation preference; 3,869 shares issued and outstanding
	39	39
9 ¼% cumulative convertible exchangeable preferred stock, $50 liquidation preference; 1,725 shares issued and outstanding
	17	17
Employee preferred stock, $0.01 liquidation preference; special voting rights; shares issued and outstanding: 1999-6,764; 1998-6,347
	68	63
Common stock, $0.01 par value; shares issued and outstanding: 1999-59,663; 1998-57,768
	597	578
Additional paid-in capital	732,981	730,894
Accumulated deficit	(627,726)	(546,269)
Total	105,976	185,322

	$ 2,509,538	$ 2,554,623

See notes to consolidated financial statements

[PAGE]

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended September 30, 1999 and 1998
(Amounts in Thousands)
(Unaudited)
	Nine Months Ended
	September 30,
	1999	1998
Cash flows from operating activities:
Net loss	$ (81,457)	$ (41,339)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Employee earned stock compensation	-	27,544
Compensation paid in stock	19,241	-
Depreciation and amortization	106,529	115,787
Amortization of discount and expense on debt	5,419	9,908
    Amortization of deferred (gains) losses on sale and leaseback of certain aircraft and engines
	(2,655)	-
Extraordinary loss on extinguishment of debt	866	11,026
    Equity in undistributed earnings of affiliates not consolidated
	(17,047)	(7,348)
Revenue from Icahn ticket program	-	(112,722)
Net (gains) losses on disposition of assets	716	(20,907)
Change in operating assets and liabilities:
Decrease (increase) in:
Receivables	(72,787)	(40,488)
Inventories	(22)	(3,738)
Prepaid expenses and other current assets	(10,215)	15,913
Other assets	(7,920)	(6,560)
Increase (decrease) in:
Accounts payable and accrued expenses	59,364	7,540
Advance ticket sales	77,510	25,838
Other noncurrent liabilities and deferred credits	(7,690)	(18,703)
Net cash provided (used)	69,852	(38,249)

Cash flows from investing activities:
Proceeds from sales of property	19,624	31,961
Capital expenditures, including aircraft pre-delivery deposits
	(110,984)	(83,458)
Return of pre-delivery deposits related to leased aircraft
	23,712	-
Net (increase) decrease in investments, receivables and other
	(1,425)	19,040
Net cash used	(69,073)	(32,457)

Cash flows from financing activities:
Net proceeds from long-term debt and warrants issued
	-	144,938
Proceeds from sale and leaseback of certain aircraft and engines
	107,967	255,176
Repayments on long-term debt and capital lease obligations
	(104,024)	(236,515)
Cash dividends paid on preferred stock	(17,590)	(17,878)
Net proceeds from exercise of warrants and options	441	1,776
Net cash provided (used)	(13,206)	147,497

Net increase (decrease) in cash and cash equivalents	(12,427)	76,791
Cash and cash equivalents at beginning of period	252,408	237,765
Cash and cash equivalents at end of period	$ 239,981	$ 314,556

See notes to consolidated financial statements

[PAGE]

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended September 30, 1999 and 1998
(Amounts in Thousands)
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION

Nine Months Ended
September 30,
	1999	1998
Cash paid during the period for:
Interest	$ 62,905	$ 81,526

Income taxes	$ 16	$ 16

Information about noncash operating, investing and financing activities:
Promissory notes issued to finance aircraft acquisition	$ -	$ 100,822

Promissory notes issued to finance aircraft predelivery payments	$ 51,721	$ 15,933

Property acquired and obligations recorded under new capital lease transactions
	$ 245	$ 16,616

Accounting policy

          For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

See notes to consolidated financial statements

[PAGE]

TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
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

          The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year producing substantially better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. While the Company anticipates that the deseasonalization of operations affected thereby will reduce quarter to quarter fluctuations in the future, there can be no assurance that the reduction of seasonal fluctuations in financial operating results will be realized. Accordingly, the results for the three months and nine months ended September 30, 1999 should not be read as indicators of results for the full year.

2. Income Taxes

          The tax benefit recorded in the third quarter of 1999 reflects the reversal of previously recorded tax provisions due to management's expectation of a taxable loss for the full year 1999, and the uncertainty of realization of the benefits of any such tax loss in future periods.

          The income tax provisions/benefits recorded for the three and nine month periods ended September 30, 1998 reflect quarterly effective tax rates and an expectation of a full year 1998 pre-tax profit. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax provisions/benefits recorded for the first three quarters of 1998 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3. Extraordinary Items

          In the nine months ended September 30, 1999 the Company recorded extraordinary non-cash charges of $866 thousand related to the premium on the early retirement of 11 3/8% Senior Secured Notes due 2003 ("11 3/8% Notes") and 10 ¼% Senior Secured Notes due 2003 ("10 ¼% Notes") which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Notes and all of the collateral securing the 10 ¼% Notes.

          In the nine months ended September 30, 1998 the Company recorded extraordinary non-cash charges of $11.0 million related to the early extinguishment of a portion of the promissory notes issued to the Pension Benefit Guaranty Corporation (the "PBGC Notes") as a result of Karabu Corp. ("Karabu"), a company controlled by Carl Icahn, applying approximately $112.1 million in ticket proceeds as prepayments on the PBGC Notes. In December 1998, the PBGC Notes were paid in full.

4. Income (Loss) Per Share

          In computing the loss applicable to common shares for the three months and nine months ended September 30, 1999, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 ¼% Cumulative Convertible Exchangeable Preferred Stock (the "9 ¼% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (61.5 million and 59.5 million for the three months and nine months ended September 30, 1999, respectively) including 3.0 million shares to be issued to IAM-represented employees as discussed in Footnote 11, and employee preferred stock (7.0 million and 7.2 million for the three months and nine months ended September 30, 1999, respectively) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three and nine month periods ended September 30, 1999 would have been anti-dilutive.

          The loss applicable to common shares for the three months and the nine months ended September 30, 1998 have likewise been adjusted by dividend requirements on the 8% Preferred Stock and the 9 ¼% Preferred Stock. In computing the related basic earnings (loss) per share, the amounts applicable to common shares were divided by the aggregate average number of outstanding shares of common stock (56.6 million and 53.4 million for the three months and nine months ended September 30, 1998, respectively) and employee preferred stock (7.4 million and 6.5 million for the three months and nine months ended September 30, 1998, respectively). Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three and nine month periods ended September 30, 1998 would have been anti-dilutive.

5. Property and Disposition of Assets

          The Company has included in Investments, Receivables and Other the net book value of its grounded L-1011 and B-747 aircraft as such aircraft have been retired from service and are currently held for sale. These aircraft were valued at $19.7 million and $15.7 million at September 30, 1999 and 1998, respectively.

          During the nine months ended September 30, 1999 and 1998, disposition of assets resulted in net losses of $0.7 million and net gains of $20.9 million, respectively. The net losses in the first nine months of 1999 included a loss from the sale and leaseback of B-767 aircraft partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines, the sale of a L-1011 simulator and the sale of TWA's investment in SatoTravel, a company which provides ticketing services ("SATO"). In 1998, the recorded gains related primarily to the sale of L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from active service.

6. Segment Reporting

          TWA operates one segment, that of air transportation. However, that segment is analyzed and reported in two primary geographic areas, Domestic and International (the Atlantic division as reported to the Department of Transportation). Information related to revenues generated from operations within those geographic areas is presented below.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Operating Revenues (in millions):
Domestic	$ 767.1	$ 736.6	$ 2,224.3	$ 2,177.7
International	109.3	126.6	282.7	334.4
Total	$ 876.4	$ 863.2	$ 2,507.0	$ 2,512.1

          TWA identifies revenues to each division based on a proration methodology of revenues generated to specific flight segments and the division in which the flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area but rather are flown across geographic boundaries.

7. Priceline.com Inc. Warrants

          In late 1998, TWA entered into an agreement with Priceline.com Inc. ("Priceline") which sets forth the terms and conditions under which ticket inventory provided by TWA may be sold utilizing Priceline's internet-based electronic commerce system. In connection with this agreement, TWA received warrants to purchase up to 312,500 shares of Priceline's common stock for $3.20 per share, subject to adjustment in certain circumstances. In the third quarter of 1999, TWA sold these warrants resulting in a receipt of cash of approximately $16.8 million, and a non-operating gain on sale of $16.0 million.

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

10. Labor Agreements

          On June 13, 1999, TWA and the International Association of Machinists and Aerospace Workers ("IAM") reached tentative agreement on new contract proposals for TWA flight attendant and ground employees, who constituted approximately 73% of TWA's employees as of June 30, 1999. Ratification of these contracts occurred on July 22, 1999. The contracts became effective August 1, 1999 and become amendable on January 31, 2001.

          TWA agreed to pay increases over the next 18 months that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

          In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million in settlement of these disputed matters, to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur on the following dates: August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates:   November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA recorded a non-recurring charge to earnings in the third quarter of 1999 aggregating $33.5 million, net of amounts previously accrued.

11. Subsequent Event

          On November 1, 1999, TWA received a partnership distribution of $65.8 million in respect of its partnership interest in Worldspan. $51.6 million of this distribution was used to repay a note payable and accrued interest to Worldspan and the remaining $14.2 million was paid directly to TWA.

[PAGE]

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

          The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. The Company's newly ratified labor agreements with IAM-represented employee groups will now allow TWA to utilize regional jet feed.

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

  modernizing its fleet;
  focusing on improved productivity;
  implementing a series of revenue-enhancing marketing initiatives to attract higher-yield business travelers;
  implementing a number of employee-related initiatives to reinforce the Company's focus on operational performance; and
  optimizing TWA's route structure through (1) the launch on November 1, 1999 of a Focus City schedule in San Juan, Puerto Rico and expected additional Focus Locations in 2000 and 2001; and (2) the use of regional jet feed into TWA's system through an agreement with Chautauqua Airlines.

          TWA faces a number of uncertainties that may adversely affect its future results of operations, including:

  insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
  governmental limitations on the ability of TWA to service certain airports and/or foreign markets;
  regulatory requirements necessitating additional capital or operating expenditures;
  pricing and scheduling initiatives by competitors;
  the availability and cost of capital;
  increases in fuel and other operating costs; and
  the adverse effects on yield of the continued implementation of a discount ticket program between TWA and Karabu. (See "Part II. Item 1. Legal Proceedings.")

          TWA is unable to predict the potential effect of any of these uncertainties upon its future results of operations.

Labor Costs

          Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA also will distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA has the option to make each quarterly payment in shares or in cash. The Company made the quarterly distribution of 250,000 shares each of common stock in April and August 1999, and the third quarterly distribution of 250,000 shares of common stock was made on November 2, 1999.

          On June 13, 1999, TWA and the IAM reached tentative agreement on new contract proposals for TWA flight attendant and ground employees, who constituted approximately 73% of TWA's employees as of June 30, 1999. Ratification of these contracts occurred on July 22, 1999. The contracts became effective August 1, 1999 and become amendable on January 31, 2001.

          TWA agreed to salary increases over the next 18 months that will result in wage improvements of 11.5% to 18.25% for TWA's ground employees and flight attendants such that by the end of the term of the contract their wages will average from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

          In conjunction with these contracts, TWA and the IAM-represented employees have agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur on the following dates: August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA recorded a non-recurring charge to earnings in the third quarter of 1999 aggregating $33.5 million, net of amounts previously accrued. (see "Part II, Item 1. Legal Proceedings - Other Actions")

          Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which was payable in three equal annual installments. Two installments have been made through September 30, 1999. The remaining obligation of $9.1 million representing the third and final installment is reflected as a liability in the consolidated financial statements.

          TWA also entered into agreements subsequent to the 1992 labor agreements that provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in the previous paragraph. These adjustments equated to a 4.814% increase which management made effective for all employee groups on September 1, 1998, except for pilots whose contract provided for separate increases also effective September 1. Non-contract employees of TWA have additionally received a 3% increase in salary effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. The officers of TWA did not receive either the 1998 or 1999 increases.

          TWA's agreements with employees could result in significant non-cash charges to future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Plan ("ESIP") will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the ESIP's remaining target prices (ranging from $13.10 to $17.72) for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $103.4 million based upon these target prices and the number of shares of common stock and employee preferred stock outstanding at December 31, 1998. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA common stock exceeds the target prices.

          TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. While TWA experienced wage rate increases, it also generated 5.7% more ASMs with 4.8% fewer employees in 1999. On a unit cost basis (salaries, wages and benefits per ASM excluding costs associated with contract ratification), there was no increase year over year reflecting an overall productivity improvement in this category. However, there can be no assurance that the Company will be successful in sustaining such productivity improvements or achieving unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its largest competitors.

          TWA's passenger traffic data, for scheduled passengers only, is shown in the table below for the indicated periods (1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Years Ended December 31,
	1999	1998	1999	1998	1998	1997	1996
North America
Passenger revenues ($ millions)	$ 696	$ 667	$ 2,018	$ 1,967	$ 2,562	$ 2,512	$ 2,515
Revenue passenger miles (millions) (2)	6,036	5,318	16,776	15,529	20,132	19,737	19,513
Available seat miles (millions) (3)	7,960	7,327	22,696	21,643	28,796	29,341	30,201
Passenger load factor (4)	75.8%	72.6%	73.9%	71.8%	69.9%	67.3%	64.6%
Passenger yield (cents) (5)	11.53¢	12.54¢	12.03¢	12.67¢	12.72¢	12.73¢	12.89¢
Passenger revenue per available seat mile (cents) (6)	8.74¢	9.10¢	8.89¢	9.09¢	8.90¢	8.56¢	8.33¢
International
Passenger revenues ($ millions)	$ 91	$ 104	$ 231	$ 270	$ 333	$ 412	$ 563
Revenue passenger miles (millions) (2)	1,113	1,226	3,009	3,483	4,290	5,363	7,598
Available seat miles (millions) (3)	1,433	1,555	3,865	4,494	5,657	7,093	10,393
Passenger load factor (4)	77.7%	78.8%	77.9%	77.5%	75.8%	75.6%	73.1%
Passenger yield (cents) (5)	8.16¢	8.50¢	7.68¢	7.76¢	7.77¢	7.68¢	7.41¢
Passenger revenue per available seat mile (cents) (6)	6.34¢	6.70¢	5.98¢	6.01¢	5.89¢	5.81¢	5.42¢
Total System
Passenger revenues ($ millions)	$ 787	$ 771	$ 2,249	$ 2,237	$ 2,895	$ 2,924	$ 3,078
Revenue passenger miles (millions) (2)	7,149	6,544	19,785	19,012	24,422	25,100	27,111
Available seat miles (millions) (3)	9,393	8,882	26,561	26,137	34,453	36,434	40,594
Passenger load factor (4)	76.1%	73.7%	74.5%	72.7%	70.9%	68.9%	66.8%
Passenger yield (cents) (5)	11.01¢	11.79¢	11.37¢	11.77¢	11.85¢	11.65¢	11.35¢
Passenger revenue per available seat mile (cents) (6)	8.38¢	8.68¢	8.47¢	8.56¢	8.40¢	8.03¢	7.58¢
Operating cost per available seat mile (cents) (7)	9.41¢	9.20¢	9.42¢	9.39¢	9.31¢	8.99¢	8.78¢
Average daily utilization per aircraft (hours) (8)	9.82	9.80	9.77	9.90	9.77	9.38	9.63
Aircraft in service at end of period	191	183	191	183	185	185	192

______
(1) Excludes subsidiary companies.
(2) The number of scheduled miles flown by revenue passengers.
(3) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4) Revenue passenger miles divided by available seat miles.
(5) Passenger revenue per revenue passenger mile.
(6) Passenger revenue divided by scheduled available seat miles.
(7) Operating expenses, excluding special charges, other nonrecurring charges and subsidiaries, divided by total available seat miles.
(8) The average block hours flown per day in revenue service per aircraft.

[PAGE]

Results of Operations for the Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

          During the third quarter of 1999, TWA reported an operating loss of $58.9 million compared to a third quarter 1998 operating profit of $23.7 million, an unfavorable change of $82.6 million. The 1999 operating loss includes a non-recurring charge of $33.5 million relating to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. The Company reported a third quarter 1999 pre-tax loss of $54.2 million, which was a decrease of $62.0 million from the 1998 pre-tax profit of $7.8 million. The net loss of $53.7 million in third quarter 1999, which included a $16.0 million non-operating pre-tax gain from the sale of TWA's warrants in Priceline.com, represented a $48.4 million increase over the net loss of $5.3 million in third quarter 1998 which included $4.4 million of extraordinary charges, net of tax, related to the early extinguishment of debt.

          Total operating revenues were $876.4 million in the third quarter 1999, a $13.2 million increase from operating revenues of $863.2 million for the comparable period of 1998. Passenger revenue for the quarter was $786.9 million, a $15.6 million increase over passenger revenue of $771.3 million in the third quarter of 1998. Freight and mail revenues also increased $0.8 million. Decreases in all other revenue of $3.2 million was primarily due to decreased volumes of Getaway tour revenues.

          System-wide capacity, as measured by scheduled ASMs, increased 5.8% in the third quarter of 1999 from the comparable period of 1998. Domestic ASMs increased 8.7% while International ASMs decreased 7.9%. The system passenger load factor improved 2.4 percentage points in the third quarter of 1999 versus the same period in 1998 to 76.1% from 73.7%. TWA generated these higher load factors by carrying a higher percentage of leisure traffic during the period. System yield declined 6.6% to 11.01 cents in the third quarter of 1999 compared to 11.79 cents in 1998. TWA believes the decrease is attributable to the diversion of higher yielding business passengers because of the uncertainty of the outcome of labor negotiations between the Company and the IAM. RASM decreased year over year to 8.38 cents in the third quarter of 1999 from 8.68 cents in the third quarter of 1998. Through the third quarter of 1999, TWA has taken delivery of 26 new aircraft in a plan which anticipates acceptance of 39 new aircraft for the year. Third quarter 1999 CASM continued to reflect the increase in aircraft rental expense resulting from this change in equipment, increasing to 9.41 cents versus 9.20 cents in the third quarter of 1998.

          Operating expenses increased $95.8 million during the third quarter of 1999 to $935.3 million from $839.5 million during the third quarter of 1998, representing a net change in the following expense groups:

  Salaries, wages and benefits were $327.3 million during the third quarter of 1999 compared to $309.6 million during the third quarter of 1998, an increase of $17.7 million. The average number of full-time equivalent employees decreased 4.8% to 20,982 in the third quarter of 1999 versus 22,036 in the third quarter of 1998. This headcount reduction was more than offset by the August 1, 1999 salary increase to IAM-represented employees, a September 1, 1999 increase in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. Additionally, TWA's third quarter 1999 costs for its group insurance plans contributed $3.6 million to the overall increase when compared to the third quarter of 1998 primarily reflecting increased medical and prescription costs in 1999.

  Costs associated with contract ratification were $33.5 million during the third quarter of 1999. This represents the net charge for non-recurring costs related to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. These costs include $35.0 million in litigation settlement costs, $16.0 million for common stock to be issued to IAM-represented employees, and $1.4 million for union advisory costs to be reimbursed by the Company, net of amounts previously accrued. The contracts became effective August 1, 1999. There were no similar charges in the third quarter 1998.

  Aircraft fuel and oil expense of $112.0 million for the third quarter of 1999 was $26.9 million greater than $85.1 million recorded in the third quarter of 1998. Approximately $24.2 million of the increase was caused by an increase in the average cost per gallon to 62.6 cents in 1999 from 49.0 cents in 1998. The remaining $2.7 million of the increase was related to increased fuel consumption to 178.9 million gallons in the third quarter of 1999 versus 173.8 million gallons in the third quarter of 1998 as the result of increased block hours.

  Passenger sales commission expense of $49.4 million in the third quarter of 1999 was $0.8 million more than the expense recorded in the third quarter of 1998 primarily due to the increase in passenger revenue.

  Aircraft maintenance material and repairs expense of $38.5 million for the third quarter of 1999 represents an increase of $2.7 million from $35.8 million during the same period of 1998. The primary factor contributing to this increase was increased shop material requirements due to higher usage of wheel and brake materials.

  Depreciation and amortization expense decreased $2.9 million to $34.2 million in the third quarter of 1999 from $37.1 million in the third quarter of 1998. The decrease resulted primarily from the sale and leaseback of seven aircraft and major improvements to certain aircraft becoming fully depreciated in 1998.

  Aircraft lease rentals increased $26.5 million to $112.0 million in the third quarter of 1999 from $85.5 million in the third quarter of 1998. This increase includes rentals on 30 additional leased aircraft delivered since the end of the third quarter 1998 in addition to the sale and lease back of seven aircraft as part of TWA's aggressive fleet renewal plan.

  Other rent and landing fees were $51.9 million in the third quarter of 1999 versus $56.0 million in the third quarter of 1998, a decrease of $4.1 million. The 1998 third quarter expense included a $9.0 million charge related to retroactive facilities rentals. The 1999 third quarter had no corresponding retroactive rental adjustments. Increases were noted in space rentals at certain airports and ground equipment rentals of $2.8 million and landing fees of $2.1 million in the 1999 third quarter over 1998.

  All other operating expenses of $176.5 million in the third quarter of 1999 were $5.3 million less than the $181.8 million recorded in the third quarter of 1998, reflecting decreases in corporate liability and hull insurance premiums resulting from lower insurance premiums during the current policy period ($2.6 million) and Getaway tour expenses related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($3.2 million).

          Other charges (credits) were a net credit of $4.7 million during the third quarter of 1999 compared to a net charge of $15.9 million for the third quarter of 1998. Interest expense decreased $6.3 million in the third quarter of 1999 from the same period in 1998 as a result of the retirement of certain debt in 1998 and 1999. Interest and investment income decreased $3.2 million in the third quarter of 1999 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were $1.0 million and $2.1 million during the third quarters of 1999 and 1998, respectively. The net gains in the third quarter of 1999 included a gain from the sale of an L-1011 simulator and nine spare L-1011 engines partially offset by adjustments from the sale of B-727 and DC-9 aircraft. The net gains in 1998 included the gains from sale of a B-747 simulator, adjustment from prior sale of B-747 aircraft, sale of a spare L-1011 engine and spare flight equipment. Other charges and credits - net improved $18.6 million in the third quarter of 1999 when compared to the third quarter of 1998 primarily as the result of a gain of $16.0 million from the sale of warrants to purchase 312,500 shares of Priceline.com stock and improvements in TWA's interest in the 1999 earnings of Worldspan ($3.3 million).

          A tax benefit of $0.5 million was recorded in the third quarter of 1999 compared to a provision of $8.7 million in the third quarter of 1998 (see Note 2 to Consolidated Financial Statements).

          The Company had a net loss of $53.7 million in the third quarter of 1999 compared to a net loss of $5.3 million in the same period of 1998. The third quarter results included no extraordinary items compared to a $4.4 million charge in 1998, related to the early extinguishment of debt.

Results of Operations for the Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

          For the first nine months of 1999, TWA reported an operating loss of $78.2 million and a pre-tax loss of $80.1 million which included a charge of $37.8 million related to the ratification of labor contracts and gains from the sales of the Company's interests in Equant and Priceline.com which aggregated $37.3 million. These results compare to a prior year operating profit of $0.5 million and pre-tax loss of $21.7 million which included a non-cash charge to operating expense of $27.5 million relating to a distribution made in July 1998 of TWA common stock to employee stock plans pursuant to the ESIP. After extraordinary items of $0.9 million in the first nine months of 1999 and $11.0 million in the first nine months of 1998 relating to the early retirement of debt, the Company recorded a net loss of $81.5 million in 1999 versus $41.3 million in the same period of 1998.

          In the first nine months of 1999, total operating revenues of $2,507.0 million were $5.1 million less than the $2,512.1 million recorded in 1998. Passenger revenues improved $11.7 million which was offset by decreases in revenues for freight and mail ($2.9 million), Getaway tour revenues ($8.2 million), revenues from rental of facilities and equipment ($3.4 million) and contract work ($3.2 million).

          System-wide capacity, as measured by scheduled ASMs, increased 1.6% in the nine months ended September 30, 1999 from the comparable period of 1998. Domestic ASMs increased 4.9% while International ASMs decreased 14.0%. The system passenger load factor improved 1.8 percentage points in the first nine months of 1999 versus the same period in 1998 to 74.5% from 72.7%. System yield declined 3.4% to 11.37 cents in the first nine months of 1999 compared to 11.77 cents in 1998. TWA believes the decrease is attributable to the diversion of higher yielding business passengers because of the uncertainty of the outcome of labor negotiations between the Company and the IAM. RASM decreased year over year to 8.47 cents in the nine months ended September 30, 1999 from 8.56 cents in the same period of 1998. Through the third quarter of 1999, TWA has taken delivery of 26 new aircraft in a plan which anticipates acceptance of a total of 39 new aircraft for the year. In the first nine months of 1999, CASM continued to reflect the increase in aircraft rental expense resulting from this change in equipment, increasing to 9.42 cents versus 9.39 cents in the first nine months of 1998.

          Operating expenses increased $73.6 million during the first nine months of 1999 to $2,585.2 million from $2,511.6 million during the first nine months of 1998, representing a net change in the following expense groups:

  Salaries, wages and benefits were $944.2 million during the nine months ended September 30, 1999 compared to $938.6 million during the same period in 1998, an increase of $5.6 million. The average number of full-time equivalent employees decreased 4.9% to 21,068 in the first nine months of 1999 versus 22,159 in the first nine months of 1998. This headcount reduction was more than offset by salary increases related to a Company-wide (except for officers and pilots) salary increase of 4.814% effective September 1, 1998, pilot salary increases effective September 1, 1998 and September 1, 1999 as provided in their current contract, a August 1, 1999 salary increase to IAM-represented employees as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. Additionally, TWA's cost for its group insurance plans increased $12.7 million during the first nine months of 1999 versus the same period in 1998 primarily reflecting increased medical costs. Earned stock compensation charges of $27.5 million were recorded in the first nine months of 1998. These charges were related to incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998 per agreements reached under the 1995 reorganization. No such charges were recorded in the first nine months of 1999.

  Costs associated with contract ratification were $37.8 million during the nine months ended September 30, 1999. This represents the net charge for non-recurring costs related to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. These costs include $35.0 million in litigation settlement costs, $16.0 million for common stock to be issued to IAM-represented employees, and $1.4 million for union advisory costs to be reimbursed by the Company, net of amounts previously accrued. The contracts became effective August 1, 1999. There were no similar charges in the nine months ended September 30, 1998.

  Aircraft fuel and oil expense of $276.6 million in the first nine months of 1999 was $10.5 million more than $266.1 million recorded in the first nine months of 1998 primarily due to an increase in the average cost per gallon to 53.8 cents in 1999 from 51.8 cents in 1998.

  Passenger sales commission expense of $144.8 million for the first nine months of 1999 was $14.1 million less than the expense recorded in the same period of 1998 primarily due to a 13.9% decrease in the percentage of the domestic commissionable tickets sold during the first nine months of 1999 versus 1998 and domestic commissions being capped at a certain dollar limit in May 1998.

  Aircraft maintenance material and repairs expense of $111.4 million for the first nine months of 1999 represents an increase of $5.6 million from $105.8 million during the same period of 1998. The primary factors contributing to this increase were increases in the costs of airframe materials and third party repairs, offset in part by reduced engine material requirements.

  Depreciation and amortization expense decreased $9.3 million to $106.5 million in the nine months ended September 30, 1999 from $115.8 million in the first nine months of 1998. The decrease resulted primarily from the sale and leaseback of B-727, B-767 and B-757 aircraft, partially offset by the purchase of aircraft previously leased by TWA.

  Aircraft lease rentals increased $58.6 million to $300.7 million in the first nine months of 1999 from $242.1 million in the first nine months of 1998. This increase is primarily due to the additional aircraft leased during 1998 and 1999 as part of TWA's aggressive fleet renewal plan, in addition to the sale and leaseback of B-727, B-767 and B-757 aircraft.

  Other rent and landing fees were $148.7 million in the first nine months of 1999 versus $145.3 million in the same period of 1998, an increase of $3.4 million. This increase related primarily to increases in landing fees of $7.6 million and facilities rentals of $5.7 million at various airport locations, partially offset by a charge of $9.0 million recorded in the third quarter of 1998 related to retroactive facilities rentals.

          All other operating expenses of $514.5 million in the first nine months of 1999 versus $539.0 million recorded in the first nine months of 1998 reflects a $24.5 million decrease in expense primarily driven by decreases in corporate liability and hull insurance resulting from lower insurance premiums during the current policy period ($8.3 million), Getaway tours expense related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($8.3 million), advertising related to an emphasis on effectively targeting advertising dollars ($4.1 million), and passenger food and beverage expense related to the use of more cost effective products ($4.0 million).

          Other charges (credits) were a net charge of $1.9 million during the nine months ended September 30, 1999 compared to a net charge of $22.2 million in the first nine months of 1998. Interest expense decreased $19.4 million in the first nine months of 1999 from the same period in 1998 as a result of the retirement of certain debt in 1998 and 1999. Interest and investment income decreased $7.5 million in the first nine months of 1999 primarily due to a decrease in the level of invested funds. Net gains (losses) from the disposition of assets were net losses of $0.7 million and net gains of $20.9 million during the first nine months of 1999 and 1998, respectively. The net losses in the first nine months of 1999 included a loss from the sale and leaseback of B-767 aircraft, partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines, L-1011 simulator and the sale of TWA's investment in SATO. The net gains in the comparable 1998 period were primarily related to the sale of a B-747 simulator, L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from active service. Other charges and credits - net improved $30.0 million in the first nine months of 1999 versus the same period in 1998 primarily as the result of a gain of $16.0 million from the sale of warrants to purchase 312,500 shares of Priceline.com stock, improvements in TWA's interest in the 1999 earnings of Worldspan ($9.7 million) and the gain from the sale of the Company's interest in Equant N.V., a telecommunication network company which was spun off from SITA ($21.3 million). During the same period in 1998, a cash undertaking previously posted by TWA of $13.7 million in an action brought by Travellers International A.G. and its parent company, Windsor Inc. was returned to TWA in June 1998 and recorded as a credit in the second quarter 1998.

          A tax provision of $0.5 million was recorded in the first nine months of 1999 compared to a tax provision of $8.6 million in the first nine months of 1998 (see Note 2 to Consolidated Financial Statements).

          The Company had a net loss of $81.5 million in the first nine months of 1999 compared to a net loss of $41.3 million in the same period of 1998. The results for the nine months included extraordinary charges of $0.9 million and $11.0 million in 1999 and 1998, respectively, related to the early extinguishment of debt.

Liquidity and Capital Resources

          The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.

Liquidity

          The Company's consolidated cash and cash equivalents balance at September 30, 1999 was $240.0 million, a $12.4 million decrease from the December 31, 1998 balance of $252.4 million. Operating activities provided $69.9 million in cash in the first nine months of 1999 versus a $38.2 million use of cash in 1998. Cash provided by operating activities in the first nine months of 1999 includes $21.3 million related to the sale of a portion of TWA's shares of Equant N.V., a telecommunications network company and $16.8 million related to the sale of warrants for the purchase of Priceline.com stock. Additionally, in the first nine months of 1998, $112.7 million in net discounted sales from tickets sold under the Karabu ticket agreement were excluded from cash flows from operating activities as the related amounts were applied to reduce the PBGC Notes. In December 1998, the PBGC Notes were paid in full primarily with the proceeds from tickets sold under the Karabu ticket agreement. Accordingly, proceeds from the sales of tickets under the Karabu ticket agreement are now paid directly to TWA. During the first nine months of 1999, $109.6 million of these proceeds were paid directly to TWA. There was an improvement of $51.7 million in the cash provided by advance ticket sales, substantially offset by an increase of $32.3 million in receivables. An improvement of $51.8 million in the cash provided by trade accounts payable and accrued expenses is primarily due to the timing of payments of certain obligations in the comparative periods.

          Cash used by investing activities increased to $69.1 million in the first nine months of 1999 versus $32.5 million in the first nine months of 1998. Components of cash used in the first nine months of 1999 include the purchase for $27.1 million of one Boeing 767-200 aircraft and related engines, which were subsequently sold to and leased back from an aircraft lessor in April 1999. Additionally, capital expenditures (including aircraft pre-delivery deposits) during the first nine months of 1999 amounted to $67.9 million. Comparatively, cash used in the first nine months of 1998 included capital expenditures (including aircraft pre-delivery payments) amounting to $83.5 million. Asset sales during both periods were primarily limited to retired, widebody aircraft, engines and other surplus equipment. Additionally, approximately $23.7 million was provided in 1999 primarily due to the return of pre-delivery deposits relating to five new Boeing 757-200 aircraft delivered in the first nine months of 1999, which were immediately sold to and leased back under operating leases from the aircraft lessors.

          Cash used by financing activities was $13.2 million in the first nine months of 1999 versus cash provided of $147.5 million in the same period of 1998. Proceeds from the sale and leaseback of certain aircraft were $108.0 million in the first nine months of 1999 versus $255.2 million in the comparable period in 1998. In addition, sources of cash generated by financing activities in 1998 included proceeds from the sale of notes of $144.9 million, however, these proceeds were offset by repayments of long-term debt and capital lease obligations totaling $236.5 million. Repayments of long-term debt and capital lease obligations were $104.0 million in the first nine months of 1999.

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

Commitments

          TWA entered into an agreement in February 1996 with Boeing for the purchase of ten B-757-231 aircraft and related engines, spare parts and equipment for an aggregate purchase price of approximately $500 million. As of December 31, 1998, TWA had taken delivery of six aircraft and had four on firm order. Five of the six aircraft already delivered were originally manufacturer-financed and one was leased. In separate transactions in June, July and October 1998, these five manufacturer-financed aircraft were sold to, and leased back from, an aircraft lessor. The four remaining aircraft have been delivered in 1999. Three of these aircraft were delivered in March, July and September 1999 and were immediately sold to, and leased back under an operating lease from an aircraft lessor. One aircraft was delivered in May 1999 utilizing a prior commitment for 100% lease financing. In September 1998, TWA entered into an agreement with Boeing to acquire four additional B-757-231 aircraft to be delivered during 1999. TWA has obtained commitments for debt financing for approximately 80% of the cost of acquiring these aircraft. The first of these aircraft was delivered in August 1999 and was immediately sold to, and leased back under an operating lease from an aircraft lessor. The second aircraft was purchased and delivered in October 1999 under a security agreement with the manufacturer.

          The Company has entered into an agreement for operating leases for one additional B-767-300ER and three additional B-757-200 aircraft. Two of the B-757-200 aircraft were delivered in June and October 1999. The B-767-300ER was delivered in September 1999. The third B-757-200 aircraft is scheduled for delivery in January 2000.

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

          In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft, with deliveries in 1999. The Company has obtained commitments for lease financing for these aircraft. TWA has received fifteen of these aircraft as of September 30, 1999.

          In December 1998, TWA announced that it had signed letters of intent to acquire an additional 125 new aircraft: 50 Boeing 717-200 aircraft for delivery beginning in 2000, 50 Airbus A318 aircraft for delivery beginning in 2003 and 25 Airbus "A320 Family" aircraft for delivery beginning in 2005. In addition to these 125 firm orders, TWA has taken options on an additional 50 Boeing 717s and an additional 75 "A320 Family" aircraft. The terms of the purchase orders for the 50 Boeing 717200 aircraft were finalized in June 1999 and definitive agreements were signed at that time. Financing agreements on these 717-200 aircraft were also finalized in June 1999. The terms of the purchase orders and the related financing for the Airbus A318 and related Airbus "A320 Family" aircraft are subject to further negotiation and the signing of definitive agreements. These new aircraft would primarily replace B-727, DC-9 and older MD-80 aircraft currently in TWA's fleet.

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

          In April 1999, TWA sold and leased back four Boeing 767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft which will subsequently be returned to the lessor in 1999 and 2000. These five Boeing 767-200 aircraft will be replaced with three Boeing 767-300 aircraft which will be leased during 1999 and 2000 from the same aircraft lessor. As of November 12, 1999, one B-767-200 aircraft had been returned and one B-767-300 aircraft has been leased. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 ¼% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.

Certain Other Capital Requirements

          TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.

Restructuring Liabilities

          At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During the first nine months of 1999, the Company incurred approximately $3.5 million of expenditures related to these provisions. The Company continues to expect severance costs to be paid to the respective employees during 1999 due to these changes in operations.

Year 2000

          The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which will result in a date recognition problem in the year 2000 and thereafter unless modified.

          The Company has completed an assessment to determine the changes needed to make its computer systems, internal operating systems and equipment year 2000 compliant and has developed a plan to implement such changes. The Company estimates that the total cost to complete the remediation of its information technology systems is approximately $18.0 million, which is approximately 25% of the Company's total information technology budget. As of September 30, 1999, the Company estimates that approximately 70% of the estimated cost to complete the remediation of its computer systems has been incurred to date. As of September 30, 1999, approximately 93% of the programs have been remediated and it is estimated that by year-end 100% will be completed. The non-information technology related systems have been assessed, and the remediation is nearing completion. The Company does not expect the costs of this remediation to be material. The costs of the Company's year 2000 project and the date on which it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

          The Company has also reviewed software which was purchased from outside vendors and has evaluated its reliance on other third parties (e.g. the Federal Aviation Administration, the Department of Transportation, airport authorities, data providers and suppliers) to determine and minimize the extent to which its operations may be dependent on such third parties to remediate the year 2000 issues in their systems. TWA has been informed that all mission critical systems developed by internal sources, outside vendors or other third parties have been identified and the necessary changes have been assessed. All safety-related systems have been remediated and the few remaining systems will be remediated in the fourth quarter 1999. To insure further completeness, TWA has established and is executing an independent testing process to insure reliability. In addition, contingency backup plans have been reviewed for each mission critical system, with the emphasis on passenger safety, and then business continuity. Further, the Company has been actively participating in the industry reviews led by the Air Transport Association (ATA) and the International Air Transport Association (IATA). The Company's business, operating results and financial condition could be materially adversely affected by the failure of its systems or those of other parties to operate properly beyond 1999.

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

[PAGE]

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

Aircraft Fuel

          Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first nine months of 1999 represented approximately 10.7% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

          TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first nine months of 1999 and at September 30, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.8 million per year, based upon consumption in the first nine months of 1999.

Interest Rates

          Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $642.0 million, net of unamortized discounts and including current maturities at September 30, 1999. The contractual maturities of long term debt and the associated average interest rates are as follows:

Maturity Date	Amounts in Thousands	Contractual Weighted Average Interest Rate
1999	$ 79,553	9.30%
2000	39,438	8.78%
2001	141,850	9.70%
2002	65,007	11.63%
2003	31,675	10.72%
Thereafter	296,001	11.51%

Foreign Currency Exchange Rates

          Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 11.3% of TWA's operating revenues in the first nine months of 1999, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

[PAGE]

PART II - OTHER INFORMATION

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

          Tickets sold by TWA to Karabu pursuant to the ticket agreement are priced at levels intended to approximate current competitive discount fares available in the airline industry. TWA believes that applicable provisions of the ticket agreement do not allow Karabu to market or sell system tickets through travel agents or directly to the general public. Karabu, however, has been marketing system tickets through travel agents and directly to the general public. TWA demanded that Karabu cease doing so, and Karabu stated that it disagreed with TWA's interpretation concerning sales through travel agents or directly to the general public.

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

          The defendants moved to amend or modify the court's ruling to include a declaratory judgment that the defendants are permitted to sell tickets to any person for any purpose, which could include use by the purchaser's family members or friends. TWA opposed the motion and requested that the court clarify the ruling to limit its scope consistent with the reasoning set forth in the decision, specifically so that the person purchasing the ticket must use the ticket (with certain enumerated exceptions) and may not purchase a ticket for any other person. The court denied both motions on June 25, 1998. TWA appealed the denial of its motion for clarification and the court's original ruling and that appeal was denied on September 7, 1999. The court's ruling could have an adverse effect on revenue, which could be significant but the impact of which will depend on a number of factors, including yield, load factors and whether any resulting incremental sales by the defendants will be to passengers that would not otherwise have flown on TWA.

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

[PAGE]

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	TRANS WORLD AIRLINES, INC. /s/ Michael J. Palumbo
Dated: November 15, 1999		Michael J. Palumbo Executive Vice President and Chief Financial Officer

[PAGE]

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
*2.1	-	Joint Plan of Reorganization, dated May 12, 1995 (Appendix B to the Registrant's Registration Statement on Form S-4, Registration Number 33-84944, as amended)

*2.2	-	Modification to Joint Plan of Reorganization, dated July 14, 1995 and Supplemental Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to 6/95 10-Q)

*2.3	-	Findings of Fact, Conclusions of Law and Order Confirming Modified Joint Plan of Reorganization, dated August 4, 1995, with Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)

*2.4	-	Final Decree, dated December 28, 1995, related to the 1995 Reorganization (Exhibit 2.7 to 12/31/95 Form 10-K)

*3(i)	-	Third Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3(i) to the Registrant's Registration Statement on Form S-4, Registration Number 333-26645)

3(ii)	-	Amended and Restated By-Laws of Trans World Airlines, Inc., effective September 28, 1999

*4.1	-	Voting Trust Agreement, dated November 3, 1993, between TWA and LaSalle National Trust, N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

*4.2	-	IAM Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IAM Plan Trustee Committee and the IAM Trustee (Exhibit to 9/93 10-Q)

*4.3	-	IFFA Trans World Employees' Stock Ownership Plan and related Trust Agreement, dated August 31, 1993, between TWA, the IFFA Plan Trustee Committee and the IFFA Trustee (Exhibit 4.5 to 9/93 10-Q)

*4.4	-	Trans World Airlines, Inc. Employee Stock Ownership Plan, dated August 31, 1993, First Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31, 1993, between TWA and the ESOP Trustee (Exhibit 4.6 to 9/93 10-Q)

*4.5	-	ALPA Stock Trust, dated August 31, 1993, between TWA and the ALPA Trustee (Exhibit 4.7 to 9/93 10-Q)

*4.6	-	Stockholders Agreement, dated November 3, 1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM Trustee, IFFA Trustee and Other Employee Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November 3, 1993 (Exhibit 4.8 to 9/93 10-Q)

*4.7	-	Registration Rights Agreement, dated November 3, 1993, between TWA and the Initial Significant Holders (Exhibit 4.9 to 9/93 10-Q)

*4.8	-	Indenture between TWA and Harris Trust and Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000 (Exhibit 4.11 to 9/93 10-Q)

*4.9	-	Indenture between TWA and American National Bank and Trust Company of Chicago, N.A., dated November 3, 1993 relating to TWA's 8% Secured Notes Due 2001 (Exhibit 4.12 to 9/93 10-Q)

*4.10	-	The TWA Air Line Pilots 1995 Employee Stock Ownership Plan, effective as of January 1, 1995 (Exhibit 4.12 to 9/95 10-Q)

*4.11	-	TWA Air Line Pilots Supplemental Stock Plan, effective September 1, 1994 (Exhibit 4.13 to 9/95 10-Q)

*4.12	-	TWA Air Line Pilots Supplemental Stock Plan Trust, effective August 23, 1995 (Exhibit 4.14 to 9/95 10-Q)

*4.13	-	TWA Air Line Pilots Supplemental Stock Plan Custodial Agreement, effective August 23, 1995 (Exhibit 4.15 to 9/95 10-Q)

*4.14	-	Form of Indenture relating to TWA's 8% Convertible Subordinated Debentures Due 2006 (Exhibit 4.16 to Registrants Registration Statement on Form S-3, No. 333-04977)

*4.15	-	Indenture dated as of March 31, 1997 between TWA and First Security Bank, National Association relating to TWA's 12% Senior Secured Notes due 2002 (Exhibit 4.15 to Registrant's Registration Statement on Form S-4, No. 333-26645)

*4.16	-	Form of 12% Senior Secured Note due 2002 (contained in Indenture filed as Exhibit 4.15)

*4.17	-	Registration Rights Agreement dated as of March 31, 1997 between the Company and the Initial Purchaser relating to the 12% Senior Secured Notes due 2002 and the warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.17 to Registrant's Registration Statement on Form S-4, No. 333-26645)

*4.18	-	Warrant Agreement dated as of March 31, 1997 between the Company and American Stock Transfer & Trust Company, as Warrant Agent, relating to warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.18 to Registrant's Registration Statement on Form S-4, No. 333-26645)

*4.19	-	Form of Indenture relating to TWA's 9¼% Convertible Subordinated Debentures due 2007 (Exhibit 4.19 to Registrant's Registration Statement on Form S-3, No. 333-44689)

*4.20	-	Registration Rights Agreement dated as of December 2, 1997 between the Company and the Initial Purchasers (Exhibit 4.20 to Registrant's Registration Statement on Form S-3, No. 333-44689)

*4.21	-	Indenture dated as of December 9, 1997 by and between TWA and First Security Bank, National Association, as Trustee, relating to TWA's 11½% Senior Secured Notes due 2004 (Exhibit 4.21 to Registrant's Registration Statement on Form S-4, No. 333-44661)

*4.22	-	Form 11½% Senior Secured Note due 2004 (contained in Indenture filed as Exhibit 4.21)

*4.23	-	Registration Rights Agreement dated as of December 9, 1997 among the Company and Lazard Freres & Co. LLC and PaineWebber Incorporated, as initial purchasers, relating to TWA's 11½% Senior Secured Notes due 2004 (Exhibit 4.23 to Registrant's Registration Statement on Form S-4, No. 333-44661)

*4.24	-	Sale and Service Agreement dated as of December 30, 1997 between TWA and Constellation Finance LLC, as purchaser, relating to TWA's receivables (Exhibit 4.24 to Registrant's Registration Statement on Form S-4, No. 333-44661)

*4.25	-	Registration Rights Agreement dated as of March 3, 1998 between the Company and the Initial Purchaser (Exhibit 4.25 to Registrant's Registration Statement on Form S-4, No. 333-59405)

*4.26	-	Indenture dated as of March 3, 1998 by and between TWA and First Security Bank, National Association, as Trustee, relating to TWA's 11 3/8% Senior Notes due 2006 (Exhibit 4.26 to Registrant's Registration Statement on Form S-4, No. 333-59405)

*4.27	-	Aircraft Sale and Note Purchase Agreement dated as of April 9, 1998 among TWA, First Security Bank, National Association, as Owner Trustee and Seven Sixty Seven Leasing, Inc. (Exhibit No. 4.27 to Registrant's Registration Statement on Form S-4, No. 333-59405)

*4.28	-	Indenture dated as of April 21, 1998 by and between TWA and First Security Bank, National Association, as Trustee, relating to TWA's 11 3/8% Senior Secured Notes due 2003 (Exhibit No. 4.28 to Registrant's Registration Statement on Form S-4, No. 333-59405)

*4.29	-	Form of 11 3/8% Senior Secured Notes due 2003 (contained as Exhibit 1 to Rule 144A/Regulation S Appendix to Indenture in Exhibit 4.28)

*4.30	-	Registration Rights Agreement dated as of April 21, 1998 between the Company, Lazard Frères & Co. LLC and First Security Bank, National Association relating to the 11 3/8% Senior Secured Notes Due 2003 (Exhibit 4.31 to Registrant's Registration Statement on Form S-3, No. 333-56991)

10.1	-	Purchase Agreement between McDonnell Douglas Corporation and Trans World Airlines for fifty 717-231 aircraft

11	-	Statement of computation of per share earnings

27	-	Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1999.

______________

*Incorporated by reference