Form 10-K
period 1999-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 2000-02-23
CIK 278327

=============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                            ----------------
                               FORM 10-K
              /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

                                   OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                     Commission File Number 1-7815

                       TRANS WORLD AIRLINES, INC.
        (Exact name of registrant as specified in its charter.)

           DELAWARE                                 43-1145889
(State or other jurisdiction of      (I.R.S. Employer Identification Number.)
incorporation or organization.)

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
Common Stock, par value $.01 per share               American Stock Exchange
Warrants (expiring August 23, 2002)                  American Stock Exchange
11 1/2% Senior Secured Notes due 2004                American Stock Exchange
11 3/8% Senior Notes due 2006                        American Stock Exchange
11 3/8% Senior Secured Notes due 2003                American Stock Exchange
Series A Participating Cumulative Preferred
 Stock Purchase Rights                               American Stock Exchange

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

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 16, 2000, $155,429,631.
     As of February 16, 2000, 59,981,122 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE:
          Definitive Proxy Statement for the Annual Meeting of
                Stockholders on May 23, 2000 - Part III
=============================================================================

                                 PART I


ITEM 1. BUSINESS

        Trans World Airlines, Inc. ("TWA" or the "Company") is a Delaware corporation organized in 1978 and is the successor to the business of its predecessor corporation, Transcontinental & Western Air, Inc., originally formed in 1934. The Company's principal executive offices are located at One City Centre, 515 N. Sixth Street, St. Louis, Missouri 63101 and its telephone number is (314) 589-3000.

        TWA is the eighth largest U.S. air carrier (based on revenue passenger miles ("RPMs") for the full-year 1999), whose primary business is transporting passengers, cargo and mail. During 1999, the Company carried approximately 25.8 million passengers and flew approximately
26.0 billion RPMs. As of December 31, 1999, TWA provided regularly scheduled jet service to 103 cities in the United States, Mexico, Europe, the Middle East, Canada and the Caribbean. As of December 31, 1999, the Company operated a fleet of 183 jet aircraft.

NORTH AMERICAN ROUTE STRUCTURE

        TWA's North American operations have a hub-and-spoke structure, with a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international gateway at New York's John F. Kennedy International Airport ("JFK"). As of December 31, 1999, TWA's North American system serves 38 states, Mexico, Canada and the Caribbean. The JFK and St. Louis systems are designed to allow TWA to support both its North American and transatlantic connecting flights. During 1999, TWA's North American passenger revenues accounted for approximately 90.1% of its total passenger revenues versus approximately 88.5% during 1998.

        TWA is the predominant carrier at St. Louis, with an average of approximately 351 scheduled daily departures in 1999 serving 83 cities as of December 31, 1999. In 1999, TWA had approximately a 73% share of airline passenger enplanements in St. Louis, excluding commuter flights, while the next largest competitor enplaned approximately 11.3%.

        As of December 31, 1999, TWA served 24 domestic and international cities from JFK, with approximately 41 daily departures. JFK is both the Company's and the industry's largest international gateway from North America. The Company offered non-stop flights from JFK to seven cities in Europe and the Middle East as well as 17 destinations in the U.S. and the Caribbean. (TWA closed three international stations at Madrid, Barcelona and Rome in January 2000.)

        TWA coordinates operation of its commuter feed into St. Louis and JFK with Trans States Airlines, Inc. ("Trans States"), and into San Juan with Gulfstream International Airlines ("Gulfstream"). Trans States and Gulfstream are both independently owned regional airlines. Trans States operated an average of approximately 146 daily flights into St. Louis and 57 daily flights into JFK in 1999. Trans States' operations are coordinated to feed TWA's North American and international flights.

        Gulfstream currently operates approximately 55 daily flights into San Juan which are coordinated to feed San Juan, with connections to and from St. Thomas and St. Croix in the U.S. Virgin Islands, St. Kitts in the Leeward Islands, St. Maarten in the Netherlands Antilles, and
Tortola and Virgin Gorda in the British Virgin Islands. In addition, on May 1, 2000 Gulfstream is scheduled to add new destinations to the TWA route map which, subject to government approval, will include Key West, Florida and Marsh Harbour, Treasure Cay and North Eleuthera in the Bahamas. On that date, Gulfstream will also enhance service to current TWA destinations including Freeport, Nassau, Fort Lauderdale, Miami, Orlando, Tampa and West Palm Beach.

        In February 2000, Trans States introduced Regional Jet ("RJ") service with flights between St. Louis and Peoria, IL, Fayetteville, AR, Charleston, SC and Greenville-Spartanburg, SC. The service is provided with three Embraer 145 ("EMB 145") 50-seat regional jets.

        In the summer of 2000, TWA and Chautauqua Airlines plan to expand the RJ operation with the addition of 15 EMB-145s. Chautauqua is scheduled to supplement Trans World Express and Trans World Connection service at St. Louis and JFK. Chautauqua, based in Indianapolis, is independently owned.

        Management believes these regional airline operations are an important source of traffic into the Company's domestic and international route networks.


INTERNATIONAL ROUTE STRUCTURE

        TWA's international operations consist of both nonstop and through service from JFK and St. Louis to destinations in Europe and the Middle East. TWA's international operations are concentrated at JFK. International cities served include: Cairo, Lisbon, Milan, Riyadh, and
Tel Aviv from JFK; Paris from JFK and St. Louis; and London-Gatwick from St. Louis. In January 2000, as part of its plans to improve the operating and financial performance of its international operations, the Company discontinued service from JFK to Barcelona, Madrid and Rome. In 1999, TWA's international passenger revenues accounted for approximately 9.9% of total revenues versus approximately 11.5% in 1998.

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

        In December, 1999, TWA implemented a code-share agreement with Kuwait Airways, the state airline of Kuwait, whereby Kuwait Airways sells seats with its code on TWA flights between JFK and certain U.S. cities as well as between Chicago and St. Louis, while TWA places its code on Kuwait Airways flights between JFK and certain points in the Middle East, and between Chicago and certain points in the Middle East.

BUSINESS STRATEGY

        TWA operates in a highly competitive, capital-intensive industry in which small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can significantly affect TWA's financial results. Its long-term viability depends, therefore, on its ability to generate revenues, control costs and attract new capital. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity"). Consequently, TWA seeks to improve operational reliability and productivity, schedule integrity and overall product quality in order to accomplish these goals. To that end, TWA has implemented and continues to focus its efforts on the following key initiatives:

        *    modernizing its fleet;
        *    reducing costs and improving productivity;
        * implementing revenue-enhancing marketing initiatives and schedule realignments to attract higher-yield travelers;
        * implementing employee-related initiatives to reinforce TWA's focus on operational performance;
        * optimizing TWA's route structure through the opening of "focus cities" and the use of regional jet feed into TWA's system; and
        * better coordinating of commuter feed, turbo prop products and schedules.

        Since late 1996 when TWA began implementing these initiatives, it has achieved several important milestones toward its goals, including:

        *    reducing the average age of its fleet from 19.0 years at
             year-end 1996 to 12.1 years as of December 31, 1999;
        *    upgrading and implementing new service products targeted at specific segments of TWA's customer base;
        * increasing operational reliability through improved on-time performance;
        *    increasing the use and efficiency of St. Louis and JFK;
        * opening of TWA's first "focus city" in San Juan, Puerto Rico on November 1, 1999; and
        *    start of regional jet service in February, 2000.

The key elements of TWA's overall ongoing business strategy are outlined below.

   Fleet Upgrade and Simplification

        TWA's fleet modernization plans seek to realize operating and maintenance cost savings and increased productivity by replacing a number of older, less efficient aircraft with more modern, technologically advanced, twin-engine, two-pilot aircraft. These changes are also intended to simplify TWA's fleet structure in order to decrease overall crew training and aircraft maintenance costs (although resulting in increased short-term transition crew training costs). Additional efficiencies should be realized through increased standardization of aircraft parts, supplies and cabin equipment that must be inventoried throughout TWA's system. Despite the higher capital costs associated with owning or leasing new and later model aircraft, TWA believes that corresponding reductions in operating costs will offset any increased costs in the long term. Management believes this initiative will further improve TWA's operating performance.

        Retirements.  In the first quarter of 1997, as part of its efforts
        -----------
to improve near-term operational reliability, TWA announced plans to accelerate retirement of the 14 B-747s and the 11 L-1011s remaining in its fleet as of December 31, 1996. All of the L-1011s were retired in 1997 and the B-747s were retired in February 1998.

        During 1998, TWA retired six of its older B-727s, which it replaced with MD-80s. TWA retired 13 additional B-727s and 26 DC-9s in 1999.

        Acquisitions.  Since 1996, TWA has entered into agreements with
        ------------
the manufacturer and various lessors to acquire a total of 27 B-757 aircraft. As of December 31, 1999, TWA has taken delivery of 26 B-757 aircraft with ten of these B-757 aircraft delivered in 1999. The final B-757 aircraft under these agreements was delivered in January 2000.

        TWA took delivery of two B-767-300ER aircraft in early 1998 and two additional B-767-300ER aircraft in 1999. Two additional B-767-300ER aircraft will be delivered in 2000 under a lease agreement and will replace B-767-200 aircraft from the same aircraft lessor.

        TWA also took delivery of nine late model used MD-82s in 1997 and early 1998.

        Since 1996, TWA has entered into agreements with the manufacturer to acquire a total of 39 new MD-83s. As of December 31, 1999, TWA has taken delivery of all 39 of these aircraft with 26 new MD-83s delivered in 1999. In addition, TWA acquired one used MD-83 in 1999.

        In December 1998, TWA signed letters of intent to acquire an additional 125 new Boeing and Airbus aircraft and options for an additional 125 Boeing and Airbus aircraft. TWA finalized the terms of the purchase orders for 50 Boeing 717-200 aircraft in June of 1999 and the terms of options for an additional 50 B717-200 aircraft and definitive agreements were signed at that time. Financing agreements on these B717-200 aircraft were also finalized in June of 1999. The first B717-200 aircraft was delivered in February 2000. Both the Boeing 717 and the Airbus 318 and "A320 Family" financing commitments are subject to a "material adverse change" clause. Those provisions are comparable to those contained in prior agreements for the acquisition of B757 and MD-80 aircraft. Such provisions generally allow the manufacturer to withdraw the financing commitment on one or more undelivered aircraft in the event there is a material adverse change in the financial condition of TWA which would adversely affect TWA's ability to perform under the purchase order, financing documentation or any related transaction. In the event Boeing or Airbus withdraws its financing commitment with respect to one or more of the aircraft, TWA has a comparable right to terminate the purchase order for those aircraft.

        In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75 "A320

Family" aircraft and definitive agreements were signed at that time. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million; no further predelivery payments will be required until 2002. Financing agreements on these aircraft were also finalized in December 1999. Deliveries of the firm 38 aircraft are scheduled to commence in 2004. Terms and conditions of the lease of the remaining 12 A318 aircraft announced in December 1998 are subject to further negotiation and the signing of definitive agreements with an operating lessor. Finalizing of orders for the remaining 25 "A320 Family" aircraft is currently under negotiation; TWA anticipates that it will be required to pay in 2000 approximately $7.0 million in predelivery payments for these aircraft. These aircraft would primarily replace B-727, DC-9 and MD-80 aircraft currently in TWA's fleet.

        TWA expects these fleet replacements will offer improved range and payload characteristics in state-of-the-art, environmentally friendly new aircraft that should allow for the schedule frequency required by the business traveler. Management believes these aircraft are appropriately sized to the routes served and, by reducing TWA's reliance on lower-yield feed traffic to fill capacity, have resulted in higher load factors and will improve future yields. Further, TWA expects these newer, twin-engine, two-pilot aircraft to provide efficiencies in fuel, flight crew and maintenance expenses.

        As a result of this fleet restructuring, TWA's mix of narrow-body aircraft and wide-body aircraft shifted from approximately 80%/20% at year-end 1996 to approximately 91%/9% at December 31, 1999, and the average number of seats per aircraft declined from 161 to 146 over the same period. The average age of TWA's fleet decreased from 19.0 years at year-end 1996 to 12.1 years at December 31, 1999. Based on scheduled deliveries through 2000, TWA expects the mix of narrow-body to wide-body aircraft to remain approximately 91%/9% at December 31, 2000. The average number of seats per aircraft is expected to equal approximately 145 over the same period. Finally, the average age of the fleet is expected to decrease to approximately 11.4 years by year-end 2000. Because of capital constraints, among other reasons, however, there can be no assurance that fleet retirements and new deliveries will occur as expected.

   Cost and Efficiency Initiatives

        Investment in Technology.  Management believes significant
        ------------------------
opportunities exist for TWA to increase revenues and reduce costs by investing in available technology that provides TWA and its employees with the tools and knowledge necessary to operate its business more effectively and to improve customer service. In 1995, TWA purchased and began installing a sophisticated state-of-the-art yield management system with the objective of maximizing passenger revenue through effective control of the proportion of discount ticket sales. TWA believes it is in the process of upgrading the technology and the skills of the users. Additional improvements are already being evaluated including expansion to an origin-and-destination based structure.

        In early 1996, TWA introduced an Internet web site, which allows TWA customers to book flights and purchase tickets via its web site. In 1998 the Company formed the Distribution Planning Department to focus on increasing online ticket sales, particularly through TWA.com, which is the Company's lowest cost distribution channel. Between 1998 and 1999 online ticket sales increased from 1.26% to 6.73% of total tickets sold. In the second quarter of 1996, TWA initiated electronic ticketing and today it represents 55% of all tickets sold. TWA expects that distribution costs will be reduced as travelers use on-line booking vehicles to book flights and purchase electronic tickets. In addition, TWA is implementing a number of programs to reduce computer reservation systems booking fees, both internally and from travel agents. These booking fees are separate transaction fees that are paid in addition to any travel agent commission.

        Effective Cost Controls.  TWA's fleet restructuring has allowed
        -----------------------
for the reduction of expenses associated with fuel consumption and flight crew staffing. The transition from older fleet types like the B-727 to new MD-83s and B-757s has increased flight crew costs in the near term, but these costs have begun to moderate. TWA has reduced the number of B-727 aircraft in its fleet to ten, all of which aircraft will be retired at the end of 2000 to totally eliminate the flight engineer position in the cockpit (the third cockpit crew member). Aircraft maintenance costs have stabilized as TWA replaces older aircraft with new aircraft and are expected to decline over time as the new aircraft become a larger proportion of the existing fleet.

        The higher lease costs of the new aircraft have been a major factor in TWA's increasing operating costs per available seat mile. Improved employee productivity and below-market labor rates, however, have enabled TWA to retain a cost structure near the industry average.

        Management believes that it is essential to retain a competitive cost structure while the airline transitions to the new fleet. At the same time it recognizes the need to improve wage structures to remain competitive within industry labor markets. Therefore, the focus in future contract negotiations with labor groups will be to provide increased wage scale rates in exchange for productivity improvements and facility consolidation. The transition to new, more efficient aircraft will help allow TWA to offset the higher aircraft lease costs while maintaining a cost structure competitive with the industry.

   Marketing Initiatives

        TWA is focusing on improving the quality of its air travel products and the appeal of the TWA brand. TWA has achieved the number one ranking in on-time performance for the year 1999, and a record 68 days of 100% schedule completion. Together with a series of high quality, high value service products and programs, TWA will use this operational performance to appeal directly to business and leisure travelers. The Company is also completing a restructuring of its route system which will have greater appeal and utility for these travelers, while providing the company with a more efficient operating plan. TWA is making dramatic progress in its Internet capabilities. Ongoing marketing initiatives include:

        Fleet Renewal.  TWA took delivery of 39 aircraft in 1999, and
        -------------
communicated this fleet renewal with the award winning advertising campaign - "One new plane every 10 days." New aircraft deliveries will continue in 2000 with the arrival of Boeing 717 aircraft and the start of regional jet service in key St. Louis hub markets.

        Business Travel.  Business travelers continue to demonstrate a
        ---------------
desire for quality air transportation at a value price. For the second consecutive year TWA was recognized by J. D. Power and Associates for outstanding customer service, ranking first for flights over 500 miles in 1998 and for flights under 500 miles in 1999. In addition to the improved operational performance, new aircraft and recognized customer service excellence, TWA is offering products containing performance and value propositions.

        *    First Up - Having increased first class seating by 60% in
             --------
             the narrowbody fleet, TWA offers passengers who buy a qualifying coach ticket the ability to book and travel in First Class on connecting flights through St. Louis and in several east coast to St. Louis segments. One of the added attractions of the St. Louis connection is the consistently high level of on-time performance the hub regularly achieves.

        *    Trans World One - This is TWA's best level of service across
             ---------------
             the Atlantic for a business class fare. First introduced in 1995, the product has been continuously upgraded, including the increased use of 767-300 series aircraft and the addition of personal, in-seat videos on all flights.

        *    TWQ - TWA's short haul business product will receive an
             ---
             added enhancement in 2000 as new Boeing 717s are delivered and put into service on key TWQ business segments.

        Leisure Travel.  Within the leisure travel market, TWA has
        --------------
positioned itself as a high-quality, cost competitive carrier. TWA's Getaway Program provides packaged and independent vacation travel to the leisure market. Getaway is shifting an important part of its efforts to the Internet, which is experiencing dramatic growth in this part of the market.

        Aviators Frequent Flyer Program.  TWA has rebranded its frequent
        -------------------------------
flyer program to "AVIATORS" and relaunched it with a series of program enhancements that have been well received. Three premium levels were created: Platinum, Elite 1 and Elite. Platinum level travelers and those purchasing first class or full fare coach tickets are given mileage bonuses equal to the base amount paid for their ticket, in addition to other existing bonuses. TWA continued to add world class partners to the program.

        Focus City: San Juan.  TWA launched the first of a planned series
        --------------------
of focus cities in San Juan on November 1, 1999. With an increase in flights and capacity to this key Caribbean destination, and a new regional partner, TWA has achieved the number two position in the area. Service is provided with new MD-83 series aircraft and Boeing 757s and TWA's ground facilities in San Juan include a new Ambassadors Club.

   Employee Initiatives

        TWA has implemented programs through which it has sought to institutionalize throughout all levels of its organization the importance of running an airline with operational reliability and schedule integrity. These programs provide certain operating and procedural guidelines for enhancing performance and improving overall product quality.

        In addition, in 1996, TWA introduced Flight Plan 97, which paid eligible employees a $65 bonus for each month that TWA finished in the top five in all three performance categories tracked by the Department of Transportation (the "DOT") (on-time performance, customer complaints and baggage handling) and a total of $100 if TWA also ranked first in at least one of these categories. Based on TWA's performance in September 1997, eligible employees earned a bonus under this program, a $100 payment for ranking first in on-time performance, fourth in customer complaints and fifth in baggage handling. This program was enhanced as Flight Plan 98 and provided that in any quarter where TWA placed first in one of the DOT-tracked performance categories for the entire quarter (and assuming that no bonus was paid to employees during that quarter) the eligible employees would receive a $100 bonus. Eligible employees received a $100 bonus for first place in on-time performance for the fourth quarter 1998. As Flight Plan 99 and now 2000, the program currently provides that $100 will be paid to eligible employees if TWA achieves an on-time average of 85% or better and a completion factor of 99% or better for the months of April through October, and an 80% or better on-time average with 98% completion factor for the months of November through March. Employees earned a bonus under the program 5 times in 1999.

   Optimization of Route Structure

        TWA has been optimizing its route structure by redeploying assets to markets in which it believes it has a competitive advantage and limiting its commitments in other markets.

        TWA believes one of its greatest opportunities for improved operating results will continue to come from focusing resources on its hub at St. Louis in order to leverage its strong market position. In 1999, approximately 73% of airline passengers boarding from St. Louis, excluding commuter traffic, boarded TWA flights. In addition, TWA enjoys certain advantages in the Midwest due to its established route system, strong brand identity and concentrated presence in that market. Because St. Louis is located in the center of the country, it is well-suited to function as an omni-directional hub for both north-south and east-west transcontinental traffic. Therefore, TWA believes it is better positioned to offer more schedule frequencies and connecting opportunities to many travelers in its key Midwestern markets than competing airlines. To capitalize on these advantages, TWA has consistently increased its number of daily departures at St. Louis, from 229 in 1993 to approximately 351 in 1999. Since 1995, TWA has added service from its St. Louis hub to a number of cities including Anchorage, Alaska; Knoxville, Tennessee; Maui, Hawaii; Richmond, Virginia; Steamboat Springs, Colorado; Reno, Nevada; Montego Bay, Jamaica; San Juan, Puerto Rico; Vancouver and Toronto, Canada; Bermuda; and the Mexican resort cities of Cancun, Cozumel, Puerto Vallarta and Ixtapa/Zihuatenejo.

        TWA's strategy has been to maximize utilization of the JFK facility by building a gateway there as well as operating flights designed for domestic service. As a result, TWA has increased service from JFK to the Caribbean, Florida and to certain other domestic cities to increase utilization of TWA's JFK facility, particularly during off-peak time periods. In addition, TWA has restructured its operations at JFK by eliminating certain unprofitable international destinations, as well as certain low-yield domestic feed service into JFK. TWA has consolidated its JFK operations into a single terminal in order to reduce operating costs, increase facility utilization and improve passenger service. In addition to enhancing load factors, the substitution of B-767s for B-747s and L-1011s on international routes also has increased operating efficiencies and on-time performance at JFK, since these smaller aircraft are better suited to the physical limitations of TWA's terminal. As a result of these changes, TWA's international scheduled capacity (as measured by available seat miles) decreased by 10.4% during 1999 from 1998, and represented 14.3% of total scheduled capacity in 1999 as compared to 16.4% in 1998.

TRAVEL AGENCIES

   Travel Agent Commissions

        Consistent with most other airlines, TWA sells its tickets directly and through travel agents. During 1999, approximately 84% of all ticket sales on TWA were sold by travel agents. Until October 2, 1997, TWA paid a 10% commission on domestic tickets sold by independent travel agents without the cap of $50 and $25 per domestic round-trip and one-way tickets, respectively, which most other major airlines imposed in 1995, and paid an 11% commission on international tickets. On October 2, 1997, TWA reduced its commission on domestic and international tickets to 8% and 10%, respectively, without the cap imposed by most of the major airlines. On May 11, 1998, TWA began paying a maximum travel agent commission of $50 per round-trip and $25 for one-way tickets for domestic travel, as does most of the industry, and 8% for international travel with no commission cap. On October 15, 1999, TWA reduced its commission rate to 5% for both domestic and international travel, retaining the same domestic caps and instituting caps on international sales of $100 per round trip and $50 for one-way travel. In addition, Internet vendors receive a 5% commission with a maximum payment of $10. TWA pays a 9% commission for tickets issued outside the United States. Carriers (including TWA) may also pay additional commissions to travel agents as incentive for increased volume or other business directed to the carrier.

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

        TWA will continue to increase the methods and efficiency of distributing its product through a variety of channels and systems, including increasing use of electronic ticketing and direct booking through the Internet. In 1999, TWA continued to utilize Priceline.com, Inc. ("Priceline") as an Internet channel of distribution. Priceline allows customers to purchase tickets in an auction-based transaction.

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

        At December 31, 1999, participants in TWA's frequent flyer program had accumulated mileage credits for approximately 1,678,488 free awards, compared with accumulated mileage credits for approximately 1,107,768 free awards at December 31, 1998. TWA's customers redeemed free awards representing approximately 6.2% and 5.4% of TWA's revenue passenger miles in 1999 and 1998, respectively. Because TWA expects that some award certificates will never be redeemed, the calculations of the accrued liability for incremental costs at December 1999 and 1998 were based on approximately 63.3% and 68.6%, respectively, of the accumulated credits. Even though accumulated mileage credits have increased year over year, the accrued liability at December 31, 1999 and 1998 remained approximately equal at $16.0 million due to a decrease in the incremental costs associated with the frequent flyer program. Mileage for Aviators participants who have accumulated less than the minimum number of mileage credits necessary to claim a free award is excluded from the calculation of the accrual.

AIRCRAFT FUEL

        TWA uses more than 20 different suppliers to fulfill its worldwide aircraft fuel requirements. TWA has contracts with some of these suppliers, the terms of which vary as to price, payment terms, quantities and duration. TWA also makes incremental purchases of fuel based on price and availability. To assure adequate supplies of jet fuel and to provide a measure of control over price, from time to time, TWA trades fuel, ships fuel, hedges against significant increases in jet fuel prices and maintains fuel storage facilities to support key locations. Commencing in September 1998, TWA has entered into future jet fuel fixed price swaps with respect to a minor portion of its fuel requirements during 1999 to provide a hedging mechanism against significant increases in jet fuel prices. At December 31, 1999, TWA did not hold any contracts to hedge future jet fuel costs.

        Petroleum product prices, including jet fuel, are primarily driven by crude oil costs. The market's alternate uses of crude oil to produce petroleum products other than jet fuel (e.g., heating oil, diesel fuel and gasoline) as well as the adequacy of refining capacity and other supply constraints affect the price and availability of jet fuel.
Changes in the price or availability of fuel could materially affect the financial results of TWA.

        During 1997, aircraft fuel prices declined moderately and more significantly in 1998. However, fuel prices increased significantly in 1999, particularly in the fourth quarter. The following table details TWA's fuel consumption and costs for the three years ended December 31, 1999, 1998 and 1997:

                                                    YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------
                                           1999              1998              1997
                                       -----------------------------------------------
Gallons consumed (in millions)             679.4             675.8             730.3
Total cost <F1> (in millions)             $396.5            $344.6            $480.9
Average cost per gallon                  58 cents          51 cents          66 cents
Percentage of operating expenses           10.8%             10.4%             14.3%

-------------
<F1> Excludes into-plane fees.

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

     Airlines offer discount fares, a wide range of schedules, frequent flier mileage programs and ground and in-flight services as competitive tools to attract passengers and increase market share. Intense price competition has accelerated the efforts of airline managements to reduce costs and improve productivity in order to withstand greater levels of discounting. A number of airlines have filed for bankruptcy and/or ceased operations as a result of this competition. Many of the major U.S. carriers have implemented alliances with other major U.S. and international carriers, which has further intensified the competitive environment.

   Domestic

     In the case of domestic operations, any person who is found to be fit, willing and able may operate as an air carrier between any two points in the United States. Existing airlines are able to enter new routes or suspend existing routes within the United States without seeking regulatory approval. Because of the relative ease with which U.S. carriers can enter new domestic markets, TWA's domestic services are subject to increases or decreases in competition from other air carriers. In addition, the airline industry faces substantial price competition as U.S. airlines are free to determine domestic pricing policies without government regulation. Several carriers have introduced low-cost, short-haul jet service, which has resulted in increased competition to TWA. Changes in intensity of competition in the deregulated domestic environment cannot be predicted.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. Although TWA has signed agreements with Chautauqua Airlines and Trans States Airlines to provide regional jet feed to TWA, TWA's current labor agreements limit the number of regional jets that TWA may utilize.

   International

     The level of competition in international markets is normally governed by the terms of bilateral agreements between the United States and the foreign countries involved. Most of the bilateral agreements permit an unlimited number of carriers to operate between the United States and the foreign country. Competition in some international markets is limited to a specified number of carriers and flights on a given route by the terms of the air transport agreements between the United States and the foreign country. See "Regulatory Matters." While the DOT retains authority over international fares, which are also subject to the jurisdiction of the governments of the foreign countries being served, TWA generally has substantial discretion with respect to its international pricing policies.

EMPLOYEES

     As of December 31, 1999, TWA had 20,972 full-time employees (based upon full-time equivalents, which include part-time employees).

   1999 IAM Agreements

     TWA and the International Association of Machinists and Aerospace Workers ("IAM") reached tentative agreement on new contracts which became effective August 1, 1999 and become amendable on January 31, 2001. TWA agreed to salary increases over the 18 months that will result in wage improvements of 11.5% to 18.25% for TWA's ground employees and flight attendants such that by the end of the term of the contract their wages will average from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees as follows: July 31, 2000 - 1,000,000 shares, January 31, 2001
- 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees have withdrawn all litigation pending as of August, 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur as follows: August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM in the amounts and by no later than the following dates: November 2, 2001 - $5.0 million and August 1, 2002 - $5.0 million. Also in conjunction with these contracts, certain corporate governance protective provisions have been extended until September 1, 2002. (See "Governance").

   1998 ALPA Agreement

     TWA and the Air Line Pilots Association ("ALPA") reached agreement on a new contract that became effective on September 1, 1998 and becomes amendable October 1, 2002.

     As part of the contract with ALPA, TWA agreed to pay increases over the term of the contract that will result in wages for TWA's pilots improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provided for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position.

     Also, the ALPA contract required TWA to distribute either one million shares of TWA's common stock or $11 million in cash to ALPA members, in four equal quarterly payments commencing in 1999. TWA opted to make each of the quarterly payments in shares of stock. Also in conjunction with the contract, certain corporate governance protective provisions have been extended until September 1, 2002. (See "Governance").

   Other Labor Agreements

     TWA reached agreement with the International Brotherhood of Teamsters on a new collective bargaining agreement that became effective on October 26, 1998 and becomes amendable April 1, 2003. The contract calls for substantial increases in pay and benefits over the term of the contract improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. TWA also reached agreement with the Transport Workers Union on a new collective bargaining agreement that became effective March 1, 1999 and becomes amendable December 31, 2003. Among other benefits, the contract provides for increases in wages improving by 2003 to 93% of the industry average as determined by wage rates in contracts in effect as of March 1999.

   Prior Labor Agreements

     TWA entered into three-year labor agreements with ALPA, the IAM and the Independent Federation of Flight Attendants ("IFFA") in 1994, which amended the then existing labor agreements with each such union. Among other things, these amendments (1) eliminated certain raises scheduled to take effect in 1994 and 1995, thereby continuing certain wage and benefit concessions granted to TWA in its 1992 labor agreements, (2) modified existing work rules and benefit packages, and
(3) eliminated contractual "snapback" provisions that would have automatically restored wages to pre-concessionary levels for purposes of future contract negotiations. In exchange for the substantial cost savings realizable by TWA as a result of the 1994 labor agreements, TWA agreed to certain concessions which included those described below.

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

     Future Grants.  In recognition of the fact that the percentage of
     -------------
TWA's stock owned by TWA's employees was substantially reduced in the 1995 reorganization, TWA adopted the Employee Stock Incentive Plan ("ESIP") as part of the 1995 reorganization. The ESIP requires TWA, from 1997 through 2002, to make grants of additional shares of common stock and Employee Preferred Stock to certain trusts established for the benefit of its union and non-union employees if certain conditions are met. The ESIP requires TWA to make a grant on July 15 of each year if the average market closing price of the common stock for 30 consecutive trading days has exceeded a target price for such year set in the ESIP. Each grant is cumulative: if the applicable target price is not met in the initial grant year, the applicable grant is carried forward and may be granted in future years (up to July 15, 2002) in which the average market closing price of the common stock exceeds the target price before July 15 of that year. The ESIP provides for an increase to these grants to protect against the dilutive effect of certain stock issuances by TWA. In addition, a stock purchase trustee of a special purpose trust to be established has the right under the ESIP through July 15, 2002 to purchase additional shares of Employee Preferred Stock in amounts up to a total of 2% of the combined total number of outstanding shares of common stock and Employee Preferred Stock, at a discount of 20% from the then current market price. If all of the target prices are met or exceeded within the time periods specified and if the entire discount stock purchase option is exercised, the various employee stock trusts will receive a total of 10% of TWA's outstanding common stock, with the exact amount issued dependent upon the number of shares outstanding as of the date of each grant and option exercise.

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

     The first two ESIP target prices were realized on February 17, 1998 and March 4, 1998, respectively, and as a result, TWA issued an additional 2,377,084 shares (net of the credit of 405,750 shares discussed in the preceding paragraph) of Employee Preferred Stock on July 15, 1998 to satisfy the 1997 and 1998 ESIP grant amounts. TWA recorded non-cash charges of $26.5 million and $1.0 million in the first and third quarters of 1998, respectively, in connection with this issuance. If the ESIP's remaining target prices of $13.31, $14.64, $16.11 and $17.72 are realized for the years 1999 to 2002, respectively, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $104.8 million based upon these target prices and the number of shares of common stock and Employee Preferred Stock outstanding at December 31, 1999. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA's common stock exceeds certain target prices.

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

     * any business combination within the meaning of Section 203 of the Delaware General Corporation Law;
     *    any dissolution or liquidation of TWA;
     * any filing of a petition for bankruptcy, reorganization or receivership under any state or federal bankruptcy, reorganization or insolvency law;
     * any repurchase, retirement or redemption of TWA's capital stock or other securities prior to their scheduled maturity or expiration, except for redemptions out of the proceeds of any substantially concurrent offering of comparable or junior securities and mandatory redemptions of any redeemable preferred stock of TWA;
     * any acquisition of assets, not related to TWA's current business as an air carrier, in a single transaction or a series of related transactions exceeding $50 million adjusted annually by the consumer price index; or
     * any sale of TWA's capital stock or securities convertible into capital stock of TWA to any person if (1) at the time of issuance or (2) assuming conversion of all outstanding securities of TWA convertible into capital stock, such person or entity would beneficially own at least 20% of the capital stock of TWA.

     The prior contracts provided that before September 1, 2000, the Company must obtain the approval of at least two-thirds of the issued and outstanding Voting Stock of the Company, voting as a single class and not as separate classes, for the holders of such Voting Stock to approve certain actions, unless such matters have been approved by a vote of at least 80% of the Board of Directors then in office. Actions requiring such approval are the following:

     * any merger of the Company into or with, or consolidation of the Company with, any other entity;

     * any business combination within the meaning of Section 203 of the DGCL;

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

     Following ratification of the IAM contracts in August, 1999 (and in accordance with provisions in the IAM and ALPA contracts) the date in connection with the above protective provisions was extended until September 1, 2002.

REGULATORY MATTERS

   Slot Restrictions

     TWA's ability to increase its level of operations at certain domestic cities currently served is affected by the number of slots available for take-offs and landings. At JFK, LaGuardia, Chicago O'Hare and Ronald Reagan Washington National airports, which have been designated "high density airports" by the Federal Aviation Administration (the "FAA"), there are restrictions on the number of aircraft that may land and take-off during peak hours. TWA holds an adequate number of slots for its present and planned operations at the controlled airports.

     In 1986, the FAA implemented a final rule relating to allocated slots at the high density airports. This rule, as since amended, contains provisions requiring the relinquishment of slots for nonuse and permits carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. TWA does not anticipate losing any slots as a result of these new rules.

     Legislation has been introduced in Congress which would eliminate the slots at JFK and LaGuardia in 2007 and O'Hare in 2002. TWA's slots at these airports are currently encumbered and are used as collateral for certain of TWA's debt securities. If such legislation is enacted with an effective date prior to the maturity of such debt, TWA could be required to substitute collateral to replace the affected slots. TWA cannot predict whether such proposals will be implemented or their effect on TWA.

   Control Over International Routes

     TWA's international authority is granted by the DOT for indefinite or fixed-term periods, depending on the route. TWA is authorized to provide transatlantic service from major cities in the United States to points in Europe, North Africa, the Middle East and Asia. Some of these authorized routes are not currently served by TWA. The U.S. government encourages competition in international markets and has entered into bilateral agreements with various foreign governments that provide for expanded exchanges of routes and traffic rights, reduction of governmental controls over fares and avoidance of limits on capacity and charter services. Competition in international markets has increased dramatically over the past several years as major U.S. carriers have initiated and/or continued to expand their international operations. Foreign flag carriers have continued to expand service and the DOT has indicated its support for further expansion of opportunities of foreign carriers to serve new points in the United States. Competition in the international market is further complicated by the emergence of smaller, low-cost carriers.

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

   Expansion of Lambert St. Louis International Airport

     The City of St. Louis has proposed a plan for the expansion of Lambert St. Louis International Airport, which plan has been approved by the FAA. The proposed expansion plan calls for the acquisition of land to the west of the airport and the construction of a third parallel runway. The City of St. Louis plans to complete the runway construction in early 2006. TWA, as the principal tenant at the St. Louis airport, must approve the expansion plan. The airport expansion would be paid for by passenger facility charges, Airport Improvement Program grants and revenue bonds. Revenue to pay off the bonds would come from the airlines, principally TWA. TWA is currently conducting its own review of the plan and discussing the expansion proposal with the City of St. Louis.

   Other Transportation Regulations

     Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by, for instance, imposing additional requirements or restrictions on operations and therefore increasing operating expenses. For example, several airports have recently sought to increase substantially the
rates charged to airlines.   Federal legislation, DOT rules and judicial
decisions have restricted the ability of airlines to contest these increases. The DOT has the authority to regulate competitive practices, advertising and other consumer protection matters such as on-time performance, smoking policies, denied boarding, baggage liability and computerized reservation systems provided to travel agents. With respect to foreign air transportation, the DOT may approve agreements between air carriers and grant antitrust immunity to those agreements. The DOT must also approve the transfer between U.S. carriers of international route certificates. The U.S. Department of Justice has the authority to approve mergers and interlocking relationships between air carriers.

   Customer Service Plan

     In response to concerns regarding customer satisfaction, each U.S. carrier who is a member of the Air Transport Association submitted voluntary Customer Service Plans to Congress on September 15, 1999. Each plan was implemented on December 15, 1999 and addressed twelve points:

*    offering the lowest fare;

*    on-time baggage delivery;

*    notifying customers of known delays and cancellations;

*    an increase in baggage liability limits;

*    allowing reservations to be held or canceled;

*    providing prompt ticket refunds;

*    accommodating needs of disabled or special-needs passengers;

*    meeting customer needs during long on-aircraft delays;

*    the handling of bumped passengers;

*    the disclosure of cancellation policies;

*    frequent flyer plan rules;

*    aircraft configuration;

*    ensuring good customer service from code share partners; and

*    being more responsive to customer complaints.

     An interim report from the DOT to Congress is due on June 15, 2000 and a final report is due December 31, 2000. During this time audits will take place to evaluate the plans and the commitments of each air carrier to carry out their Customer Service Plans. In addition to the Customer Service Plans, the Transportation Appropriations Act of 1999 gave the DOT legal authority to review and report on certain carrier practices, including ticket pricing, overbooking and use of non-refundable tickets. TWA has implemented its Customer Service Plan, trained its employees and provided information regarding the plan via its web page.

   Noise Abatement

     The Airport Noise and Capacity Act of 1990 (the "Noise Act") provides for a reduction in aircraft noise levels by commercial aircraft. Under the Noise Act, air carriers were permitted to elect to comply with the transitional requirements of the Noise Act at December 31, 1994, either by (1) phasing out, or retrofitting with noise abatement equipment, certain older aircraft known as Stage 2 aircraft, or (2) phasing in quieter aircraft, known as Stage 3 aircraft. On December 31, 1999, 100% of TWA's fleet met Stage 3 requirements as required.

     Numerous airports have imposed restrictions such as curfews, airplane noise levels, mandatory flight paths and runway restrictions, which limit the ability of TWA and other carriers to increase services at these airports. Other jurisdictions are considering similar measures. While TWA has historically had the flexibility to schedule around these restrictions, there can be no assurance that TWA will continue to be able to work around these restrictions. The FAA and air carriers, including TWA, have stated their opposition to such proposals. In addition the International Civil Aviation Organization has advocated the establishment of a new, more stringent noise standard that would call for the phase out of Stage 3 aircraft. At this time, TWA cannot predict what additional restrictions will be implemented domestically or internationally or, if so, the timing or effect on TWA of any such implementation. The effect on TWA would depend on the extent to which TWA's aircraft then being used in the affected airports meet the Stage 3 or more stringent local or international requirements as well as the timing of TWA's flights.

   Labor

     The Railway Labor Act governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the Railway Labor Act establishing the right of airline employees to organize and bargain collectively along craft or class lines and imposing a duty on air carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. See ("Employees"); The Railway Labor Act contains detailed procedures that must be exhausted before a lawful work stoppage can occur. Pursuant to the Railway Labor Act, TWA has collective bargaining agreements with four domestic unions that together represent approximately 83% of TWA's employees as of December 31, 1999.

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

   Passenger Facilities Charges

     Congress has enacted legislation to permit airport authorities, with prior approval from the FAA, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers and remitted to the airports, are currently limited to $3.00 per enplanement and to $12.00 per round trip, although Congress is considering allowing airports to raise the passenger facility charges. As a result of competitive pressure, TWA and other airlines have been limited in their ability to pass on the cost of the passenger facility charges to passengers through fare increases.

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

INSURANCE

     TWA maintains commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets. TWA's policies include coverage for losses resulting from the physical destruction of or damage to TWA's owned and leased aircraft, as well as losses arising from bodily injury, property damage and personal injury to third parties for which TWA becomes legally obligated to pay. TWA maintains aircraft third party and airline general third party liability insurance with a combined single limit of $1.5 billion per occurrence. Management believes that TWA's commercial airline insurance policies are generally consistent with those of other U.S.-domiciled scheduled passenger air carriers operating similar aircraft over similar routes.

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

     On August 23, 1995, TWA emerged from the protection of a second Chapter 11 proceeding pursuant to a bankruptcy case filed on June 30, 1995. In connection with (but not necessarily a part of) the 1995 reorganization, TWA:

     * exchanged certain of its then outstanding debt securities for a combination of newly issued preferred stock, common stock, warrants and rights to purchase common stock and debt securities;
     * converted its then outstanding preferred stock to shares of common stock, warrants and rights to purchase common stock;
     * obtained certain short-term lease payment and conditional sale indebtedness deferrals amounting to approximately $91 million and other modifications to certain aircraft leases;
     * obtained an extension of the term of the approximately $190 million principal amount of the loans from the entities associated with Mr. Icahn, TWA's former Chairman and a majority interest holder;
     * effected a reverse stock split of its then outstanding common stock and exchanged these shares for common stock;
     * raised approximately $52 million through an equity rights offering;
     * distributed certain warrants to its then current equity holders and certain creditors; and
     * implemented certain amendments to its certificate of incorporation relating to the recapitalization and various corporate governance matters.

     In connection with and as a precondition to the 1995 reorganization, in August and September of 1994, TWA entered into the 1994 labor agreements, amending existing collective bargaining agreements, with the IAM, ALPA and IFFA, the three labor unions who then represented approximately 84% of TWA's employees. The 1994 labor agreements provided for an extension of certain previously agreed wage concessions, modifications to work rules and the deletion of certain provisions of the then existing labor agreements, including elimination of so-called "snapbacks," i.e., the automatic restoration of wage reductions granted in these agreements at the end of their term to levels that prevailed before the concessionary agreement. During 1994 and 1995, TWA also implemented a number of similar cost saving initiatives with respect to domestic non-union and management employees, primarily through reducing head count, altering benefit packages, and continuing wage reductions that had been scheduled to expire. (See "Employees").

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

     As of December 31, 1999, TWA operated a fleet of 183 aircraft, of which 9 were owned by TWA and 174 were leased. The aircraft in TWA's active operating fleet as of December 31, 1999 are listed below:

                                                         AVERAGE         SEATS IN
                                                          AGE OF         STANDARD
                                                       AIRCRAFT (IN         TWA
TYPE               OWNED<F1>    LEASED    TOTAL<F2>       YEARS)       CONFIGURATION
-----------------  ---------    ------    ---------    ------------    -------------
DC-9-30                -          29          29           31.3             100
MD-80/82               -          41          41           15.0             140
MD-83                  -          61          61            3.9             142
727-200                2           8          10           21.1             145
757                    2          24          26            1.8             180
767-200                5           5          10           16.5             192
767-300                -           6           6            4.7             233
                   ------------------------------------------------
  Total                9         174         183           12.1
                   ================================================

-------------
<F1> TWA has pledged a substantial portion of its owned aircraft to secure its debt.
<F2> Excludes the following aircraft that are not in the active fleet:
     two 747-100s, one L-1011, three DC-9-10s, three DC-9-30s, and nine DC-9-50s, which have been retired; and one MD-83, which was undergoing pre-service modification.

     For a discussion of TWA's fleet restructuring plans, see "Business Strategy -- Fleet Upgrade and Simplification."

REAL PROPERTY

     TWA uses or has rights to use airport and terminal facilities located in or near the cities it serves under lease agreements or other arrangements with the governmental authorities exercising control over these facilities.

     At St. Louis, TWA has preferential use rights to 57 gates and 40 ticket counter positions, and ramp, baggage and other supporting ground facility space. At JFK, TWA leases Terminal 5 for a total of 17 gates, 64 ticket counter positions and ramp, baggage and other supporting ground facility space. TWA leases Terminal 5 as a holdover tenant pursuant to expired agreements of a lease with the Port Authority of New York and New Jersey. These holdover tenancies are with the consent of the Port Authority pursuant to a Term Sheet dated August 12, 1993, which extended TWA's right to occupy Terminal 5 so long as TWA paid the rent set forth in the Term Sheet, made certain specified financed improvements to Terminal 5 and was otherwise in compliance with the expired leases. TWA's tenancy is currently on a month-to-month basis and no lease has been signed.

     TWA's overhaul base is located on approximately 250 acres of leased property at the Kansas City International Airport, Kansas City, Missouri. The overhaul base is the principal base where TWA performs major maintenance and repair services for its aircraft fleet. The overhaul base is owned by the city of Kansas City, Missouri and leased to TWA along with other facilities until May 31, 2000. TWA anticipates that it will successfully conclude negotiations for a new lease on this facility prior to the lease expiration date or that such date will be extended. For a description of certain environmental corrective actions that TWA anticipates will be required at the overhaul base, see "Item 3. Legal Proceedings."

     TWA leases office space and other facilities in a number of locations in the United States and abroad. In December 1993, pursuant to a sale/leaseback transaction with the City of St. Louis, TWA leased a two-story ground operations building near the St. Louis airport and an adjacent 165,000 square foot, five-story flight training facility. The lease of these properties is covered under a month-to-month agreement that renews automatically so long as TWA is not in default, until its expiration on December 31, 2005. The lease is subject to early termination in the event of certain events of default, including non-payment of rents, cessation of service, failure to maintain corporate headquarters within the City or County of St. Louis or failure to maintain a reservations office within the city of St. Louis. TWA's St. Louis area reservation facility and customer relations department is located in approximately 48,000 square feet in the City of St. Louis. In June 1996, TWA opened a new reservation facility in Norfolk, Virginia, comprised of approximately 40,000 square feet and having 455 work stations. The facility is leased for a 25 year term. In July 1999, TWA moved to a new reservation facility in Chicago, Illinois, comprised of approximately 23,000 square feet and having 250 work stations. The facility is leased for a 10 year term.

     TWA's corporate headquarters are located at One City Centre, 515
N. Sixth Street, St. Louis, Missouri, where TWA has leased approximately 56,700 square feet through February 28, 2005.

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

     On March 20, 1996, TWA filed a petition in the Circuit Court for St. Louis County, Missouri, commencing a lawsuit against Mr. Icahn, Karabu and certain other entities affiliated with Mr. Icahn. The TWA petition alleged that the defendants are violating the ticket agreement and otherwise tortiously interfering with TWA's business expectancy and contractual relationships, by among other things, marketing and selling tickets purchased under the ticket agreement to the general public. The TWA petition sought a declaratory judgment finding that the defendants have violated the ticket agreement. On May 7, 1998 the court denied the TWA petition and dismissed the defendants' counterclaims. The court concluded that the defendants could sell discount tickets under the ticket agreement to any person who actually uses the ticket, including non-business travelers, and that the defendants had not breached the ticket agreement. No damages were assessed in respect to either plaintiff's or defendants' petitions.

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

     Additional disputes have arisen between TWA and the entities affiliated with Mr. Icahn as to the meanings of various provisions of the ticket agreement. These include disputes as to the scope of the advertising restrictions in the ticket agreement; whether the Icahn entities are entitled to discounts under the ticket agreement based on special fares offered by TWA on the Internet and to various classes of individuals; whether the Icahn entities can sell discounted tickets to travel agencies; and whether the Icahn entities are complying with certain tax provisions of the ticket agreement. The disputes have resulted in a new suit filed by the Icahn entities against TWA on May 3, 1999 in the District Court for Clark County, Nevada, in which the Icahn entities allege that TWA has tortiously interfered with their ability to complete a proposed public offering of a company controlled by Mr. Icahn and in which they seek a declaratory judgment with respect to their disputes.
TWA has filed an answer denying the allegations. The case is in the early stages of discovery.

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

     On May 31, 1988, the U.S. Environmental Protection Agency ("EPA") filed an administrative complaint seeking civil penalties as well as other relief requiring TWA to take remedial procedures at TWA's overhaul base in Kansas City, Missouri, alleging violations resulting from TWA's past hazardous waste disposal and related environmental practices. Simultaneously, TWA became a party to a consent agreement and a consent order with the EPA pursuant to which TWA paid a civil penalty of $100,000 and agreed to implement a schedule of remedial and corrective actions and to perform environmental audits at TWA's major maintenance facilities. This consent agreement and consent order were terminated on July 24, 1998. In September 1989, TWA and the EPA signed an administrative order of consent, which required TWA to conduct extensive investigations at or near the overhaul base and to recommend remedial action alternatives. The two major requirements of the administrative order of consent, the RCRA Facility Investigation Report and the Corrective Measures Study, were approved by EPA and the Missouri Department of Natural Resources ("MDNR") in October of 1995 and August of 1997, respectively. On August 7, 1998, MDNR and EPA issued a RCRA Part B post-closure permit ("Permit") for post-closure care of regulated units and Corrective Measures Implementation ("CMI") activities at the maintenance base. This Permit continues activities initiated under the consent agreements. TWA presently estimates the cost of the post-closure care and CMI activities going forward to be approximately $4.2 million, a majority of which represents costs associated with long-term groundwater monitoring and maintenance of remedial systems. Although TWA believes adequate reserves have been provided for all known environmental contingencies, it is possible that additional reserves might be required in the future that could have a material adverse effect on the results of operations or financial condition of TWA. However, TWA believes that the ultimate resolution of known environmental contingencies should not have a material adverse effect on the financial position or results of operations based on TWA's knowledge of similar environmental sites.

     TWA is also defending a number of other actions that have either arisen in the ordinary course of business or are insured or the cumulative effect of which management of TWA does not believe may reasonably be expected to be materially adverse.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No meeting of security holders was held during the fourth quarter of 1999.

                                PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

GENERAL

     The common stock is listed for trading on the American Stock
Exchange. The following table sets forth the range of high and low prices for shares of the common stock (as reported in The Wall Street Journal) for the periods indicated:

PERIOD                               HIGH               LOW
------                               ----               ---
1998
      First Quarter                 15.125              9.25
      Second Quarter                  12.5             8.125
      Third Quarter                11.1875            5.5625
      Fourth Quarter                 6.625            3.6875
1999
      First Quarter                  7.750             4.563
      Second Quarter                 6.125             4.375
      Third Quarter                  5.000             3.563
      Fourth Quarter                 4.250             2.750

     Since 1978, the Company has not paid any cash dividends on any of its common stock. The Company currently plans to retain all earnings to finance its business and to reduce its leverage rather than paying cash dividends on the common stock. Payments of any cash dividends in the future will depend on the financial condition, results of operations and capital requirements of TWA, as well as other factors deemed relevant by its Board of Directors, including applicable restrictions in various agreements relating to indebtedness and the preferred stock. See Notes 4 and 8 to the consolidated financial statements.

     As of February 16, 2000, there were (i) 59,981,122 shares of the Company's common stock outstanding and 31,897 holders of record of the common stock, and (ii) 6,699,831 shares of Employee Preferred Stock issued and outstanding and nine holders of record of the Employee Preferred Stock.

PREFERRED STOCK DIVIDEND

     February 22, 2000 was the last day for declaration of the quarterly dividend which would have been payable March 15, 2000 on both the 8% Cumulative Convertible Exchangeable Preferred Stock and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock. The Board of Directors has determined not to declare the payment of the dividend on either issue of Preferred Stock. See Note 8 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below relate to periods in the years ended December 31, 1999, 1998, 1997, and 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995.
This data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements. The consolidated financial data for the above periods was derived from the audited consolidated financial statements of the Company. Certain amounts have been reclassified to conform with presentations adopted in 1999.

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

                                                                                                                      PREDECESSOR
                                                                     REORGANIZED COMPANY                                COMPANY
                                          ------------------------------------------------------------------------    ------------
                                              YEAR           YEAR           YEAR           YEAR       FOUR MONTHS     EIGHT MONTHS
                                              ENDED          ENDED          ENDED          ENDED          ENDED          ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     AUGUST 31,
                                              1999           1998           1997           1996           1995           1995
                                          ------------   ------------   ------------   ------------   ------------    ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
DATA:
Operating revenues                         $3,308,712     $3,259,147     $3,327,952     $3,554,407     $1,098,474     $2,218,355
Operating income (loss) <F1>                 (347,643)       (65,159)       (29,260)      (198,527)        10,446         14,642
Loss before income taxes
  and extraordinary
  items <F2>                                 (351,812)      (107,169)       (89,335)      (274,577)       (32,268)      (338,309)
Provision (credit) for
  income taxes                                    724            243            527            450          1,370            (96)
Loss before extraordinary
  items                                      (352,536)      (107,412)       (89,862)      (275,027)       (33,638)      (338,213)
Extraordinary items, net of
  income taxes <F3>                              (866)       (13,069)       (20,973)        (9,788)         3,500        140,898
Net loss                                     (353,402)      (120,481)      (110,835)      (284,815)       (30,138)      (197,315)
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends <F4>                                    -              -              -              -              -              -
Per share amounts <F5>:
    Loss before
      extraordinary items                  $    (5.57)    $    (2.14)    $    (1.98)   $     (6.60)    $    (1.15)
    Net loss                                    (5.58)         (2.35)         (2.37)         (7.27)         (1.05)




                                                                        DECEMBER 31,
                                           ----------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                           ----------     ----------     ----------     ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents                  $  180,443     $  252,408     $  237,765     $  181,586     $  304,340
Current assets                                489,889        605,414        632,957        625,745        737,301
Net working capital (deficiency)             (470,390)      (397,425)      (303,988)      (336,416)       (81,913)
Flight equipment, net                         474,985        514,298        626,382        472,495        455,434
Total property and equipment, net             591,169        620,030        741,765        614,207        600,066
Intangible assets, net                        839,250      1,055,544      1,118,864      1,184,786      1,275,995
Total assets                                2,137,182      2,554,623      2,773,848      2,681,939      2,868,211
Current maturities of long-term debt and
  capital leases                              105,744        149,403         88,460        134,948        110,401
Long-term debt, less current
  maturities                                  600,909        572,372        736,540        608,485        764,031
Long-term obligations under capital
  leases, less current maturities             127,143        163,046        182,922        220,790        259,630
Shareholders' equity (deficiency) <F6>       (170,910)       185,322        268,284        238,105        302,855


-------------

<F1> Includes special charges of $176.8 million in 1999, $42.6 million in 1998, $85.9 million in 1996 and $1.7 million in the eight months ended August 31, 1995. For a discussion of these and other non-recurring items, see Note 14 to the consolidated financial statements.

<F2> The year ended December 31, 1999, includes gains from the sale of certain equity interests aggregating $52.2 million (see Note 16 to the consolidated financial statements). The eight months ended August 31, 1995 include charges of $242.2 million related to reorganization items.

<F3> The extraordinary items in 1999, 1998, 1997 and 1996 are the result of the early extinguishment of certain debt. The extraordinary item in the four months ended December 31, 1995 was the result of the settlement of a debt of a subsidiary, while the extraordinary item in the eight months ended August 31, 1995 represents the gain on the discharge of indebtedness pursuant to the consummation of the 1995 reorganization.

<F4> For purposes of determining the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" consist of earnings before income taxes, extraordinary items and fixed charges (excluding capitalized interest); "fixed charges" consist of interest (including capitalized interest) on all debt and that portion of rental expense management believes to be representative of interest; and "preferred stock dividends" consist of preferred stock dividend requirements divided by the after-tax effective rate. Earnings were not sufficient to cover combined fixed charges and preferred stock dividends as follows (in millions): for the years ended December 31, 1999, 1998, 1997 and 1996 and for the four months ended December 31, 1995, $401.0, $152.7, $120.5,
     $340.1 and $40.1, respectively.

<F5> No effect has been given to stock options, warrants, convertible preferred stock or potential issuances of additional employee preferred stock, as the impact would have been anti-dilutive; accordingly, basic and diluted per share amounts are the same for all periods presented.

<F6> No dividends were paid on TWA's outstanding common stock during the periods presented above.

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

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. The Company's labor agreements with its employee groups will allow TWA to utilize regional jet feed to a limited extent.

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

     * implementing revenue-enhancing marketing initiatives and schedule realignments to attract higher-yield travelers;

     * implementing employee-related initiatives to reinforce TWA's focus on operational performance;

     * optimizing TWA's route structure through the opening of "focus cities" and the use of regional jet feed into TWA's system; and

     * better coordinating of commuter feed, turbo prop products and schedules.

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

     *    the outcome of certain ongoing labor negotiations; and

     * the adverse effects on yield of the continued implementation of a discount ticket program (the "Ticket Agreement") between TWA and Karabu Corporation, a company controlled by Carl Icahn ("Karabu"). (See "Legal Proceedings.")

TWA is unable to predict the potential effect of any of these uncertainties upon its future results of operations.


Labor Costs

     Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA agreed to distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA had the option to make each quarterly payment in shares or in cash. The Company made the quarterly distribution of 250,000 shares each of common stock in April, August, and November 1999 and the fourth quarterly distribution of 250,000 shares of common stock was made on February 15, 2000.

     On June 13, 1999, TWA and the IAM reached tentative agreement on new contract proposals for TWA flight attendant and ground employees, who constituted approximately 73% of TWA's employees as of June 30, 1999. The contracts became effective August 1, 1999 and become amendable on January 31, 2001.

     TWA agreed to salary increases over the term of the agreement that will result in wage improvements of 11.5% to 18.25% for TWA's ground employees and flight attendants such that by the amendable date of the contract their wages will average from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees as follows:
July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares,
January 31, 2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees have agreed to withdraw all litigation pending as of August 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn as of that date. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur on the following dates: August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA recorded a non-recurring charge to earnings in 1999 aggregating $37.8 million, net of amounts previously accrued.

     Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which was payable in three equal annual installments. Two installments have been made through December 31, 1999. The remaining obligation of $9.1 million representing the third and final installment is payable on September 1, 2000 and is reflected as a liability in the consolidated financial statements.

     TWA also entered into agreements subsequent to the 1992 labor agreements that provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in the previous paragraph. These adjustments equated to a 4.814% increase which management made effective for all employee groups on September 1, 1998, except for pilots whose contract provided for separate increases also effective September 1, 1998. Non-contract employees of TWA have additionally received a 3% increase in salary effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. The officers of TWA did not receive either the 1998 or 1999 increases.

     TWA's agreements with employees could result in significant non-cash charges to future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Plan ("ESIP") will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. As a result of the first two target prices being realized on February 17, 1998, and March 4, 1998, respectively, the Company issued an additional 2,377,084 shares on July 15, 1998, to satisfy the 1997 and 1998 ESIP grant amounts. In connection with such issuance, TWA recorded an aggregate non-cash charge in the first quarter of 1998 in the amount of $26.5 million. An aggregate non-cash charge of $1.0 million was recorded in the third quarter of 1998 to reflect the actual number of shares issued on July 15, 1998. If the ESIP's remaining target prices (ranging from $13.31 to $17.72) for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $104.8 million based upon these target prices and the number of shares of common stock and employee preferred stock outstanding at December 31, 1999. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA common stock exceeds the target prices.

     TWA believes it is essential to improve employee productivity as an offset to wage increases and will continue to explore other ways to control and/or reduce operating expenses. While TWA experienced wage rate increases, it also generated 3.3% more ASMs with 4.2% fewer employees in 1999. On a unit cost basis

(salaries, wages and benefits per ASM excluding costs associated with contract ratification), there was no increase year over year reflecting an overall productivity improvement in this category. However, there can be no assurance that the Company will be successful in sustaining such productivity improvements or achieving unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its largest competitors.

TWA's passenger traffic data, for scheduled passengers only, is shown in the table below for the indicated periods<F1>:

                                                           1999                1998                1997
                                                         --------            --------            --------
NORTH AMERICA
   Passenger revenues ($ millions)                       $  2,668            $  2,562            $  2,512
   Revenue passenger miles (millions)<F2>                  22,129              20,132              19,737
   Available seat miles (millions)<F3>                     30,517              28,796              29,341
   Passenger load factor<F4>                                 72.5%               69.9%               67.3%
   Passenger yield (cents)<F5>                              12.06 cents         12.72 cents         12.73 cents
   Passenger revenue per available
     seat mile (cents)<F6>                                   8.74 cents          8.90 cents          8.56 cents
INTERNATIONAL
   Passenger revenues ($ millions)                       $    294            $    333            $    412
   Revenue passenger miles (millions)<F2>                   3,881               4,290               5,363
   Available seat miles (millions)<F3>                      5,071               5,657               7,093
   Passenger load factor<F4>                                 76.5%               75.8%               75.6%
   Passenger yield (cents)<F5>                               7.56 cents          7.77 cents          7.68 cents
   Passenger revenue per available
      seat mile (cents)<F6>                                  5.79 cents          5.89 cents          5.81 cents
TOTAL SYSTEM
   Passenger revenues ($ millions)                       $  2,962            $  2,895            $  2,924
   Revenue passenger miles (millions)<F2>                  26,010              24,422              25,100
   Available seat miles (millions)<F3>                     35,588              34,453              36,434
   Passenger load factor<F4>                                 73.1%               70.9%               68.9%
   Passenger yield (cents)<F5>                              11.39 cents         11.85 cents         11.65 cents
   Passenger revenue per available
      seat mile (cents)<F6>                                  8.32 cents          8.40 cents          8.03 cents
   Operating cost per available seat mile (cents)<F7>        9.50 cents          9.31 cents          8.99 cents
   Average daily utilization per aircraft (hours)<F8>        9.67                9.77                9.38
   Aircraft in fleet being operated at end of year            183                 185                 185

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 1998

     In 1999, TWA reported an operating loss of $347.7 million and a pre-tax loss of $351.8 million which included a charge of $37.8 million related to the ratification of labor contracts, non-operating gains from the sales of the Company's interests in Equant and Priceline.com which aggregated $52.2 million and special charges of $176.8 million. These results compare to a prior year operating loss of $65.2 million and pre-tax loss of $107.2 million which included a non-cash charge to operating expense of $27.5 million relating to a distribution made in July 1998 of TWA common stock to employee stock plans pursuant to the ESIP and special charges of $42.6 million. After extraordinary items of $0.9 million in 1999 and $13.1 million in 1998 relating to the early retirement of debt, the Company recorded a net loss of $353.4 million in 1999 versus $120.5 million in the same period of 1998.

     In 1999, total operating revenues of $3,308.7 million were $49.6 million more than the $3,259.1 million recorded in 1998. Passenger revenues improved $66.8 million, partially offset by decreases in revenues for freight and mail ($3.0 million), Getaway tour revenues ($10.4 million) and contract work ($5.0 million).

     System-wide capacity, as measured by scheduled ASMs, increased
3.3% in 1999 from the comparable period of 1998. Domestic ASMs increased 6.0% while International ASMs decreased 10.4%. The system passenger load factor improved 2.2 percentage points in 1999 versus 1998 to 73.1% from 70.9%. System yield declined 3.9% to 11.39 cents in 1999 compared to 11.85 cents in 1998. TWA believes the decrease is due, in part, to the diversion of higher yielding business passengers during the second and third quarters of 1999 because of the uncertainty of the outcome of labor negotiations between the Company and the IAM. RASM decreased year over year to 8.32 cents in 1999 from 8.40 cents in the same period of 1998. TWA has taken delivery of 39 new aircraft during 1999. In 1999, CASM continued to reflect the increase in aircraft rental expense resulting from this change in equipment, increasing to
9.50 cents versus 9.31 cents in 1998.

     Operating expenses increased $332.1 million during 1999 to $3,656.4 million from $3,324.3 million during 1998, representing a net change in the following expense groups:

     * Salaries, wages and benefits were $1,270.6 million during 1999 compared to $1,226.4 million during the same period in 1998, an increase of $44.2 million. The average number of full-time equivalent employees decreased 4.2% to 21,051 in 1999 versus 21,981 in 1998. This headcount reduction was more than offset by salary increases related to a Company-wide (except for officers and pilots) salary increase of 4.814% effective September 1, 1998, pilot salary increases effective September 1, 1998, March 2, 1999 and September 1, 1999 as provided in their current contract, an August 1, 1999 salary increase to IAM-represented employees as provided in their current contract, a 3% salary increase granted to non-contract employees effective September 1, 1999 and a merit pay increase for non-contract employees averaging approximately 5% effective October 1, 1999. TWA employees also received bonuses under the Flight Plan 99 program five times during 1999 for achieving performance goals as outlined in the program. Additionally, TWA's costs for its group insurance plans increased $16.7 million during 1999 versus 1998 primarily reflecting increased medical costs. Earned stock compensation charges of $27.5 million were recorded in 1998. These charges were related to incentive shares issued in July 1998 under the ESIP relative to the achievement of certain common stock target prices in February and March 1998 per agreements reached under the 1995 reorganization. No such charges were recorded in 1999.

     * Costs associated with contract ratification were $37.8 million during 1999. This represents the net charge for non-recurring costs related to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. These costs include $35.0 million in litigation and grievance settlement costs, $16.0 million for common stock to be issued to IAM-represented employees, and $1.4 million for union advisory costs that were reimbursed by the Company, net of amounts previously accrued. The contracts became effective August 1, 1999. There were no similar charges in 1998.

     * Aircraft fuel and oil expense of $396.5 million in 1999 was $51.9 million more than the $344.6 million recorded in 1998 primarily due to an increase in the average cost per gallon to 58.4 cents in 1999 from 51.0 cents in 1998.

     * Passenger sales commission expense of $180.5 million for 1999 was $17.4 million less than the expense recorded in the same period of 1998 primarily due to:

          (1) a 9.2% decrease in the average domestic commission rate due to a reduction in domestic base commission rates in October 1999;

          (2) a 6.7% decrease in domestic commissionable tickets sold during 1999 due to an increase in the percentage of sales sold through non-commissionable outlets; and

          (3) a 10.2% decrease in the average international commission rates and a 6.9% decrease in international commissionable tickets sold during 1999.

     * Aircraft maintenance material and repairs expense of $142.5 million for 1999 represents an increase of $12.8 million from $129.7 million during the same period of 1998. The primary factors contributing to this increase were increases in the costs of airframe materials and third party repairs, offset in part by reduced engine material requirements.

     * Depreciation and amortization expense decreased $12.1 million to $140.9 million in 1999 from $153.0 million in 1998. The decrease resulted primarily from the sale and leaseback of B-727, B-767 and B-757 aircraft, partially offset by the purchase of aircraft previously leased by TWA.

     * Aircraft lease rentals increased $94.6 million to $425.7 million in 1999 from $331.1 million in 1998. This increase is primarily due to the additional aircraft leased during 1998 and 1999 as part of TWA's aggressive fleet renewal plan, in addition to the sale and leaseback of B-727, B-767 and B-757 aircraft.

     * Other rent and landing fees were $199.2 million in 1999 versus $193.4 million in the same period of 1998, an increase of $5.8 million. This increase related primarily to increases in landing fees of $8.5 million and facilities rentals at various airport locations of $6.3 million. A retroactive facilities rentals charge of $9.0 million was recorded in the third quarter of 1998 with no similar charges in 1999, thereby favorably affecting the year over year comparison.

     Special charges increased $134.2 million to $176.8 million in 1999 from $42.6 million in 1998. The increase includes a charge related to the closing of JFK to Madrid, Barcelona and Rome routes of $91.6 million ($79.3 million write-off of the value of the routes and $12.3 million related to government-mandated employee severance liabilities) and $74.2 million write-off of the carrying value of TWA's New York to Paris/Tel Aviv, New York to Lisbon and New York to Milan route authorities which, based upon expected future cash flows, have been determined to be impaired.

Additional charges recorded in 1999 include $7.0 million for the reduction in carrying value of TWA's engines and spare parts inventory which relate to aircraft retired in 1999 and $5.0 million for the write-off of the carrying value of leasehold improvements and equipment costs as a result of the decision to terminate the lease at JFK Terminal 6. Offsetting decreases included the year over year change in the provision related to the termination of aircraft leases which aggregated $5.8 million in 1999 compared to $25.0 million in 1998. Additionally, charges of $17.6 million were recorded in 1998 for the restructuring of international operations and the closure of the Los Angeles reservations office of which $6.8 million of these charges were reversed in 1999. See Note 14 to the consolidated financial statements for a further discussion of these special charges.

     All other operating expenses of $685.9 million in 1999 versus $705.6 million recorded in 1998 reflects a $19.7 million decrease in expense primarily driven by decreases in corporate liability and hull insurance resulting from lower insurance premiums during the current policy period ($6.3 million), Getaway tours expense related to a lower volume of tour packages sold by TWA's subsidiary, Getaway Vacations ($10.3 million), advertising related to an emphasis on effectively targeting advertising expenditures ($5.6 million), and navigation charges ($4.6 million). Offsetting increases occurred in various expenses, including computerized reservation system fees ($6.2 million).

     Other charges (credits) were a net charge of $4.1 million during 1999 compared to a net charge of $42.0 million in 1998. Interest expense decreased $19.8 million in 1999 from the same period in 1998 as a result of the retirement of certain debt in 1998 and 1999. Interest and investment income decreased $9.6 million in 1999 primarily due to a decrease in the level of invested funds. Net gains (losses) from the disposition of assets were net losses of $5.2 million and net gains of $20.1 million during 1999 and 1998, respectively. The net losses in 1999 included a loss from the sale and leaseback of B-767 aircraft, net losses from the sale of L-1011, B-747, DC9-15 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines, partially offset by gains from the sale of an L-1011 simulator and the sale of TWA's investment in SATO. The net gains in 1998 were primarily related to the sale of a B-747 simulator, L-1011 and B-747 aircraft and engines and other surplus engines which had been retired from active service. Other charges and credits - net improved $53.0 million in 1999 versus the same period in 1998 primarily as the result of a gain of $20.2 million from sales of warrants to purchase 812,500 shares of Priceline.com stock, improvements in TWA's interest in the 1999 earnings of Worldspan ($17.4 million) and the gain from the sale of a portion of the Company's interest in Equant N.V., a telecommunication network company which was spun off from SITA ($32.0 million). Additionally, Worldspan, an affiliate, also participated in the divestiture of Equant, resulting in additional recognition of gain by TWA of approximately $7.9 million as an equity participant in the earnings of Worldspan. During the same period in 1998, a cash undertaking previously posted by TWA of $13.7 million in an action brought by Travellers International A.G. and its parent company, Windsor Inc. was returned to TWA in June 1998 and recorded as non-operating income in the second quarter 1998.

     A tax provision of $0.7 million was recorded in 1999 compared to a tax provision of $0.2 million in 1998 (see Note 6 to the consolidated financial statements).

     The Company had a net loss of $353.4 million in 1999 compared to a net loss of $120.5 million in the same period of 1998. The results included extraordinary charges of $0.9 million and $13.1 million in 1999 and 1998, respectively, related to the early extinguishment of debt.

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

      Operating expenses decreased to $3,324.3 million (including $42.6 million in special charges) in 1998, $32.9 million (1.0%) less than the total operating expenses of $3,357.2 million for the year ended December 31, 1997, representing a net change in the following expense groups:

      * Salaries, wages and benefits were $1,226.4 million during 1998 compared to $1,228.3 million during 1997, a decrease of $1.9 million, primarily due to a decrease in the average number of employees, partially offset by increases in wage rates and earned stock compensation charges. The average number of employees declined 6.1% to 21,981 in 1998 compared to 23,413 in 1997. A reduction of the number of employees occurred in several areas, particularly those impacted by the reduction in flying or maintenance of older narrow and widebody aircraft. Earned stock compensation charges of $27.5 million for 1998 versus $4.2 million for 1997 represent the non-cash compensation charge recorded to reflect the expense associated with the distribution of shares of stock on behalf of employees as part of the 1995 reorganization. The 1998 charge is related to incentive shares issued in July 1998 under the ESIP as a result of the achievement of certain common stock target prices in February and March 1998. The 1997 charge is related to the allocation of shares to the pilots' employee benefit plan (the "ESOP"), which became fully allocated in 1997.

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

      * Aircraft lease rentals increased $68.3 million to $331.1 million in 1998 from $262.8 million in 1997 due primarily to the addition of new B-757 and MD-80 aircraft leases in 1998 which replaced older L-1011 and B-747 wide-body aircraft and B-727 aircraft retired from the fleet.

      * Other rent and landing fees increased $17.9 million to $193.4 million in 1998 from $175.5 million in 1997 primarily related to a non-recurring charge of $9.0 million for certain retroactive facilities rentals in addition to increased space rentals at other airports.

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

      All other operating expenses increased $26.7 million to $705.6 million in 1998 from $678.9 million during the year ended December 31, 1997. Expenses increased in several categories including computerized reservation system fees ($11.0 million), passenger food and beverage expense ($5.8 million) primarily related to a 35.8% increase in first class enplaned passengers and associated improved menu offerings, Worldspan transaction fees ($5.6 million), advertising and publicity primarily associated with the launch of new TWA services including "Trans World First", "TWQ" and the "Aviators" frequent flier program ($5.9 million), legal fees and expenses ($7.3 million) and uncollectible accounts ($3.2 million). Offsetting decreases occurred as a result of lower insurance premiums and uninsured losses ($9.8 million) and expenses related to TWA's subsidiary, Getaway Vacations, ($5.9 million).

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

LIQUIDITY

      The Company's consolidated cash and cash equivalents balance at December 31, 1999 was $180.4 million, a $72.0 million decrease from the December 31, 1998 balance. The decrease in consolidated cash and cash equivalents balance would have been larger except for several transactions in 1999, including the receipt of $32.0 million related to the sale of a portion of TWA's interest in Equant N.V., $20.2 million related to the sale of warrants for the purchase of Priceline.com stock and a net cash distribution of $14.2 million in respect of the Company's partnership interest in Worldspan.

      While the net loss increased substantially in 1999 as compared to 1998, cash used in operating activities decreased to $3.2 million in 1999 versus an $82.6 million use of cash in 1998. Cash provided by operating activities in 1999 includes $32.0 million related to the sale of a portion of TWA's shares of Equant N.V., a telecommunications network company and $20.2 million related to the sale of warrants for the purchase of Priceline.com stock. In 1998, $131.8 million in net discounted sales from tickets sold under the Karabu ticket agreement were excluded from cash flows from operating activities as the related amounts were applied to reduce the PBGC Notes. In December 1998, the PBGC Notes were paid in full primarily with the proceeds from tickets sold under the Karabu ticket program. Additionally, changes in operating assets and liabilities provided cash of $27.4 million in 1999, as compared to 1998 when such items were a use of cash of $41.4 million. Increases in accounts payable and accrued expenses, as a result of the timing of payments of such items, represented most of the year over year changes.

      Cash provided by investing activities was $1.0 million in 1999 versus cash used of $34.6 million in 1998. In November 1999 Worldspan distributed $250 million to its partners. TWA's share of this distribution was approximately $65.8 million of which approximately $51.6 million was used to pay off an outstanding note and related accrued interest due to Worldspan which was secured by TWA's 26.315% interest in Worldspan (see Note 4). The remaining $14.2 million was received in cash. Components of cash used in 1999 include the purchase of one Boeing 767-200 aircraft and related engines for $27.1 million, which were subsequently sold to and leased back from an aircraft lessor in April 1999. Additionally, other capital expenditures (including aircraft pre-delivery deposits) during 1999 amounted to $113.1 million. Asset sales during both periods were primarily limited to retired, wide-body aircraft, engines and other surplus equipment. Additionally, approximately $23.4 million was provided in 1999 primarily due to the return of pre-delivery deposits relating to five new Boeing 757-200 aircraft delivered in 1999, which were immediately sold to and leased back under operating leases from the aircraft lessors.

      Cash used by financing activities was $69.8 million in 1999 versus cash provided of $131.9 million in the same period of 1998. Proceeds from the sale and leaseback of certain aircraft were $142.9 million in 1999 versus $261.9 million in 1998. In addition, sources of cash generated by financing activities in 1998 included proceeds from the sale of notes of $144.9 million. Repayments of long-term debt and capital lease obligations totaled $254.0 million in 1998 and $189.7 million in 1999.

      The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000 offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have recently increased substantially, with prices currently at their highest level in nine years. The Company has not hedged the cost of any of its future fuel requirements and accordingly, until such prices abate or unless the fuel surcharge previously imposed by the Company is sufficient to cover such higher costs, such additional costs will adversely affect its operating results. Due to seasonal factors, the Company has historically suffered its greatest losses and the Company's cash balances during the first quarter of each year are typically lower than in other periods. These seasonal factors when combined with the trend of unfavorable year over year quarterly operating comparisons experienced by the Company in 1999 are expected to continue in the first quarter of 2000. The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan and Equant.
For a discussion of key initiatives in the Company's strategic plan. See
Item 1, "Business - Business Strategy."


CAPITAL RESOURCES

      TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from sales of assets. Substantially all of TWA's strategic assets, including its owned aircraft, ground equipment, gates and slots have been pledged to secure various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of the applicable financing agreements, generally require payment of the proceeds from such dispositions or payment of the indebtedness secured thereby. TWA has relatively few non-strategic assets which it could monetize, many of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof.

      The Company believes that its 26.315% interest in Worldspan has substantial value, net of certain encumbrances. In addition, following the sale of Equant shares as described above TWA holds additional unencumbered depository certificates that while currently restricted as to transferability may become convertible into 240,176 common shares in Equant N.V. The shares underlying these certificates had an estimated fair value of approximately $26.7 million at December 31, 1999 based on the trading price of the common stock. The Company is currently considering various alternatives to monetize these assets.

      Should the Company require additional liquidity and be unable to monetize its holdings in Worldspan and Equant in a timely manner and should its access to capital from outside sources be constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. This could adversely affect TWA's operations and future viability.

      The outstanding balance of the Company's 9.8% Airline Receivable Asset Backed Notes, aggregating $100 million, mature beginning in January 2001 and would require repayment within 60 days unless their maturity date is extended or is refinanced. The Company intends to extend or refinance this obligation, although no assurance can be given that it will be successful in this regard. However, these Asset Backed Notes are secured by collateral with an average value in 1999 of over $175 million which the Company believes should be sufficient to allow such financing.

Commitments

      Since 1996, TWA has entered into agreements with the manufacturer and various operating lessors to acquire a total of 27 B-757 aircraft. As of December 31, 1999, TWA has taken delivery of 26 B-757 aircraft with ten of those aircraft delivered in 1999. The final B-757 aircraft under these agreements was delivered in January 2000. Of the 27 B-757 aircraft, 25 are leased by TWA and two are owned by TWA with 80% financing.

      The Company entered into an agreement for operating leases for one additional B-767-300ER and three additional B-757-200 aircraft. The B-767-300ER was delivered in August 1999.

      In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. The final aircraft under this agreement was received in February 1999.

      In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft and obtained commitments for lease financing for these aircraft. TWA has received all 24 aircraft as of December 31, 1999.

      In December 1998, TWA signed letters of intent to acquire an additional 125 new Boeing and Airbus aircraft and options for an additional 125 Boeing and Airbus aircraft. TWA finalized the terms of the purchase orders for 50 Boeing 717-200 aircraft in June of 1999 and the terms of options for an additional 50 B717-200 aircraft and definitive agreements were signed at that time. Financing agreements on these B717-200 aircraft were also finalized in June of 1999. The first B717-200 aircraft was delivered in February 2000. Both the Boeing 717 and the Airbus 318 and "A320 Family" financing commitments are subject to a "material adverse change" clause. Those provisions are comparable to those contained in prior agreements for the acquisition of B757 and MD-80 aircraft. Such provisions generally allow the manufacturer to withdraw the financing commitment on one or more undelivered aircraft in the event there is a material adverse change in the financial condition of TWA which would adversely affect TWA's ability to perform under the purchase order, financing documentation or any related transaction. In the event Boeing or Airbus withdraws its financing commitment with respect to one or more of the aircraft, TWA has a comparable right to terminate the purchase order for those aircraft.

      In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75
"A320 Family" aircraft and definitive agreements were signed at that time. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million;
no further predelivery payments will be required until 2002. Financing agreements on these aircraft were also finalized in December of 1999. Deliveries of the firm 38 aircraft are scheduled to commence in 2004. Terms and conditions of the lease of the remaining 12 A318 aircraft announced in December 1998 are subject to further negotiation and the signing of definitive agreements with an operating lessor. Finalizing of orders for the remaining 25 "A320 Family" aircraft is currently under negotiation; TWA anticipates that it will be required to pay in 2000 approximately $7.0 million in predelivery payments for these aircraft. These aircraft would primarily replace B-727, DC-9 and MD-80 aircraft currently in TWA's fleet.

      In 1989, TWA entered into agreements with AVSA, S.A.R.L.
("Airbus") and Rolls Royce plc relating to the purchase of ten A330-300 wide-body aircraft and related engines, spare parts and equipment. These agreements have been terminated by mutual agreement of all parties.

      In April 1999, TWA sold and leased back four Boeing 767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft. These five Boeing 767-200 aircraft will be replaced with three Boeing 767-300 aircraft from the same aircraft lessor. As of December 31, 1999, two B-767-200 aircraft had been returned and one B-767-300 aircraft has been leased. The three additional B-767-200 aircraft will be returned in 2000. The two additional B-767-300 aircraft will be delivered in 2000. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.

      TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which required that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions. On December 31, 1999, 100% of TWA's fleet met Stage 3 requirements as required.


Certain Other Capital Requirements

      TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.


Restructuring Liabilities

      At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During 1999, the Company incurred approximately $4.2 million of expenditures related to these provisions. The Company continues to expect severance costs of $6.6 million to be paid to the affected respective employees during the first half of 2000 due to these changes in operations.

      During 1999, however, the plans related to restructuring international operations were overtaken by the serious deterioration in performance on the JFK to Madrid, Barcelona, and Rome routes. In the fourth quarter of 1999, the decision was made by the Board of Directors to close these three routes. TWA established a provision related to these closures of approximately $91.6 million which included $79.3 million write-off of the value of the routes, and $12.3 million primarily related to government-mandated employee severance liabilities. The Company expects these severance costs to be paid during 2000. (See Note 14.)


Year 2000

      The Company utilizes software and related computer technologies essential to its operations that use two digits rather than four to specify the year, which were predicted to result in a date recognition problem in the year 2000 and thereafter unless modified. Since January 1, 2000, TWA has experienced no material impact of its systems or operations as a result of the year 2000 problem.

      The Company estimates that the total cost to complete the remediation of its information technology systems was approximately $15.1 million, which is approximately 15% of the Company's total information technology budget for the two years during which the project was completed. TWA will keep its year 2000 technical team in place to continue to monitor its operations.


Availability of NOLs

      TWA estimates that it had, for federal income tax purposes, net operating loss carryforwards ("NOLs") amounting to approximately $1,128 million at December 31, 1999. Such NOLs expire in 2008 through 2019 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder impose limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. The Company believes that no such ownership change has occurred subsequent to the 1995 reorganization. There can be no assurance, however, that such an ownership change will not occur in the future. In addition, the NOLs are subject to examination by the Internal Revenue Service ("IRS") and, thus, are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits related to the utilization of the tax net operating loss carryforwards generated prior to the 1995 reorganization of approximately $491 million will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.


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

       In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. The Company believes this guidance is applicable to the recognition of revenue related to the sale of Aviator miles to business partners. Previously, the total purchase price of Aviator miles was recognized as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Based on guidance in the SAB, the revenue will be deferred and recognized over the period in which transportation will be provided. The Company will adopt this policy in the first quarter of fiscal 2000 and expects the cumulative effect will result in a charge to earnings of approximately $13.0 million.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


Aircraft Fuel

      Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in 1999 represented approximately 10.8% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

      TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during 1999 and at December 31, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.8 million per year, based upon consumption in 1999.

Interest Rates

      Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $668.0 million, net of unamortized discounts and including current maturities at December 31, 1999. The contractual maturities of long term debt and the associated average interest rates are as follows:

                                                              Contractual
                                       Amounts             Weighted Average
                Maturity Date       in Thousands             Interest Rate
                -------------       ------------           ----------------
                    2000            $     67,080                 9.20%
                    2001                 147,930                 9.71%
                    2002                  66,133                11.79%
                    2003                  33,050                11.27%
                    2004                 143,556                11.59%
                    Thereafter           220,807                14.73%


Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 11.0% of TWA's operating revenues in 1999, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements, which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained under the caption "Directors and Executive Officers" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.


ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information contained under the caption "Executive Compensation" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000.

                                PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements and Schedules.   See Index to Financial
Statements and Schedules, which appears on page F-1 hereof.

     Reports on Form 8-K.   No reports on Form 8-K were filed during
the fourth quarter of 1999.

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

               TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
FINANCIAL STATEMENTS:
   Independent Auditors' Report                                 F-2

   Statements of Consolidated Operations for the Years Ended
     December 31, 1999, 1998 and 1997                           F-3

   Consolidated Balance Sheets, December 31, 1999 and 1998      F-4

   Statements of Consolidated Cash Flows for the Years
    Ended December 31, 1999, 1998 and 1997                      F-6

   Consolidated Statements of Shareholders' Equity
    (Deficiency) for the Years Ended December 31, 1999,
    1998 and 1997                                               F-8

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

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Trans World Airlines, Inc.

     We have audited the accompanying consolidated balance sheets of Trans World Airlines, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations, cash flows and shareholders' equity (deficiency) for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans World Airlines, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP


Kansas City, Missouri
January 28,  2000

                                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                     STATEMENTS OF CONSOLIDATED OPERATIONS
                              For the Years Ended December 31, 1999, 1998 and 1997
                                 (Amounts in Thousands Except Per Share Amounts)

                                                                            Years Ended December 31,
                                                          ----------------------------------------------------------
                                                             1999                    1998                   1997
                                                          ----------              ----------              ----------
Operating revenues:
   Passenger                                              $2,962,038              $2,895,199              $2,924,042
   Freight and mail                                           99,384                 102,424                 126,730
   All other                                                 247,290                 261,524                 277,180
                                                          ----------              ----------              ----------
      Total                                                3,308,712               3,259,147               3,327,952
                                                          ----------              ----------              ----------

Operating expenses:
   Salaries, wages and benefits                            1,270,645               1,226,420               1,228,315
   Costs associated with contract ratification                37,768                       -                       -
   Aircraft fuel and oil                                     396,517                 344,603                 480,853
   Passenger sales commissions                               180,532                 197,927                 242,135
   Aircraft maintenance materials and repairs                142,461                 129,663                 138,353
   Depreciation and amortization                             140,908                 152,997                 150,381
   Aircraft rent                                             425,672                 331,071                 262,793
   Other rent and landing fees                               199,208                 193,446                 175,489
   Special charges (Note 14)                                 176,756                  42,632                       -
   All other                                                 685,888                 705,547                 678,893
                                                          ----------              ----------              ----------
      Total                                                3,656,355               3,324,306               3,357,212
                                                          ----------              ----------              ----------

Operating loss                                              (347,643)                (65,159)                (29,260)
                                                          ----------              ----------              ----------

Other charges (credits):
   Interest expense                                           97,139                 116,918                 114,066
   Interest and investment income                            (15,386)                (24,975)                (14,560)
   Disposition of assets, gains and losses-net (Note 15)       5,186                 (20,087)                (16,004)
   Other charges and credits-net (Note 16)                   (82,770)                (29,846)                (23,427)
                                                          ----------              ----------              ----------
      Total                                                    4,169                  42,010                  60,075
                                                          ----------              ----------              ----------

Loss before income taxes and extraordinary items            (351,812)               (107,169)                (89,335)
Provision for income taxes (Note 6)                              724                     243                     527
                                                          ----------              ----------              ----------

Loss before extraordinary items                             (352,536)               (107,412)                (89,862)
Extraordinary items, net of income taxes (Note 13)              (866)                (13,069)                (20,973)
                                                          ----------              ----------              ----------

Net loss                                                    (353,402)               (120,481)               (110,835)
Preferred stock dividend requirements                         23,454                  23,454                  16,119
                                                          ----------              ----------              ----------
Loss applicable to common shares                          $ (376,856)             $ (143,935)             $ (126,954)
                                                          ----------              ----------              ----------

Basic earnings per share amounts:
   Loss before extraordinary items                        $    (5.57)             $    (2.14)             $    (1.98)
   Extraordinary items                                         (0.01)                  (0.21)                  (0.39)
                                                          ----------              ----------              ----------
   Net loss                                               $    (5.58)             $    (2.35)             $    (2.37)
                                                          ==========              ==========              ==========

                             See notes to consolidated financial statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                       December 31, 1999 and 1998
                                         (Amounts in Thousands)

                                                 ASSETS

                                                                               1999              1998
                                                                            ----------        ----------
Current assets:
   Cash and cash equivalents                                                $  180,443        $  252,408
   Receivables, less allowance for doubtful accounts,
      $13,534 in 1999 and $14,459 in 1998 (Note 4)                             155,070           170,492
   Spare parts, materials and supplies, less allowance for
      obsolescence, $17,512 in 1999 and $20,554 in 1998 (Note 4)               101,179            99,909
   Prepaid expenses and other                                                   53,197            82,605
                                                                            ----------        ----------
              Total                                                            489,889           605,414
                                                                            ----------        ----------

Property (Notes 4, 5 and 12):
   Property owned:
      Flight equipment                                                         433,710           414,645
      Prepayments on flight equipment                                           45,810            69,875
      Land, buildings and improvements                                          77,021            68,812
      Other property and equipment                                              90,115            72,108
                                                                            ----------        ----------
          Total property owned                                                 646,656           625,440
      Less accumulated depreciation                                            161,153           136,336
                                                                            ----------        ----------
          Property owned-net                                                   485,503           489,104
                                                                            ----------        ----------

   Property held under capital leases:
      Flight equipment                                                         176,094           176,094
      Land, buildings and improvements                                          50,321            49,431
      Other property held under capital leases                                   7,096             9,093
                                                                            ----------        ----------
          Total property held under capital leases                             233,511           234,618
      Less accumulated amortization                                            127,845           103,692
                                                                            ----------        ----------
          Property held under capital leases-net                               105,666           130,926
                                                                            ----------        ----------
              Total property-net                                               591,169           620,030
                                                                            ----------        ----------

Investments and other assets:
   Investments in affiliated companies (Note 3)                                 82,901           124,429
   Investments, receivables and other (Note 5)                                 133,973           149,206
   Routes, gates and slots-net (Note 14)                                       181,983           356,324
   Reorganization value in excess of amounts
    allocable to identifiable assets-net                                       657,267           699,220
                                                                            ----------        ----------
              Total                                                          1,056,124         1,329,179
                                                                            ----------        ----------

                                                                            $2,137,182        $2,554,623
                                                                            ==========        ==========

                             See notes to consolidated financial statements

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                       December 31, 1999 and 1998
                            (Amounts in Thousands Except Per Share Amounts)

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

                                                                               1999              1998
                                                                            ----------        ----------
Current liabilities:
   Current maturities of long-term debt (Note 4)                            $   67,080        $  111,538
   Current obligations under capital leases (Note 5)                            38,664            37,865
   Advance ticket sales                                                        198,722           211,340
   Accounts payable, principally trade                                         263,624           229,368
   Accounts payable to affiliated companies (Note 3)                             6,250             7,167
   Accrued expenses:
      Employee compensation and vacations earned                               149,701           159,064
      Contributions to retirement and pension trusts (Note 7)                   15,165            12,616
      Interest on debt and capital leases                                       14,235            33,156
      Taxes                                                                     12,111            11,447
      Other accrued expenses                                                   195,340           189,278
                                                                            ----------        ----------
          Total accrued expenses                                               386,552           405,561
                                                                            ----------        ----------
            Total                                                              960,892         1,002,839
                                                                            ----------        ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities (Note 4)                            600,909           572,372
   Obligations under capital leases, less current obligations (Note 5)         127,143           163,046
   Postretirement benefits other than pensions (Note 7)                        502,097           496,848
   Noncurrent pension liabilities (Note 7)                                      17,572            24,634
   Other noncurrent liabilities and deferred credits                            99,479           109,562
                                                                            ----------        ----------
            Total                                                            1,347,200         1,366,462
                                                                            ----------        ----------

Commitments and Contingent Liabilities
   (Notes 1, 2, 4, 5, 7, 8, 9, 11, 12 and 14)

Shareholders' equity (deficiency):
   8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 3,869 shares issued and outstanding               39                39
   9 1/4% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; 1,725 shares issued and outstanding               17                17
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      1999-6,712; 1998-6,347                                                        67                63
   Common stock, $0.01 par value; shares issued and outstanding:
      1999-59,966; 1998-57,768                                                     600               578
   Additional paid-in capital                                                  728,038           730,894
   Accumulated deficit                                                        (899,671)         (546,269)
                                                                            ----------        ----------
            Total                                                             (170,910)          185,322
                                                                            ----------        ----------

                                                                            $2,137,182        $2,554,623
                                                                            ==========        ==========

                             See notes to consolidated financial statements

                                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                              For the Years Ended December 31, 1999, 1998 and 1997
                                             (Amounts in Thousands)

                                                                                       Years Ended December 31,
                                                                             ---------------------------------------------
                                                                                1999              1998              1997
                                                                             ---------         ---------         ---------
Cash flows from operating activities:
   Net loss                                                                  $(353,402)        $(120,481)        $(110,835)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Employee earned stock compensation                                    19,929            27,544             4,199
          Depreciation and amortization                                        140,908           152,997           150,381
          Amortization of discount and expenses on debt                          6,926            12,220            14,461
          Amortization of deferred (gains) losses on sale and
           leaseback of certain aircraft and engines                            (3,182)          (10,132)           (1,612)
          Extraordinary loss on extinguishment of debt                             866            13,069            20,973
          Interest paid in common stock                                              -                 -             4,125
          Equity in undistributed earnings of affiliates not
           consolidated                                                        (24,571)           (7,198)           (9,404)
          Revenue from Icahn ticket program                                          -          (131,822)         (115,991)
          Net (gains) losses on disposition of assets                            5,186           (20,087)          (16,004)
          Non-cash special charges                                             176,756            42,632                 -
          Change in operating assets and liabilities:
            Decrease (increase) in:
              Receivables                                                       15,422             1,586            65,336
              Inventories                                                       (3,049)           (5,605)           13,496
              Prepaid expenses and other current assets                         29,408            20,054            (9,227)
              Other assets                                                     (15,714)           (9,985)          (10,910)
            Increase (decrease) in:
              Accounts payable and accrued expenses                              9,247           (28,845)           42,480
              Advance ticket sales                                             (12,618)           (3,943)          (41,301)
              Other noncurrent liabilities and deferred credits                  4,676           (14,645)               71
                                                                             ---------         ---------         ---------
                  Net cash provided (used)                                      (3,212)          (82,641)              238
                                                                             ---------         ---------         ---------

Cash flows from investing activities:
   Proceeds from sales of property                                              33,611            35,894            22,749
   Capital expenditures, including aircraft pre-delivery deposits             (140,222)          (92,634)          (74,025)
   Return of pre-delivery deposits related to leased aircraft                   23,360             4,749             5,565
   Proceeds from equity investments                                             65,790                 -                 -
   Net decrease (increase) in investments, receivables and other                18,494            17,399           (10,553)
                                                                             ---------         ---------         ---------
                  Net cash provided (used)                                       1,033           (34,592)          (56,264)
                                                                             ---------         ---------         ---------

Cash flows from financing activities:
   Proceeds from long-term debt issued                                               -           144,938           270,608
   Proceeds from warrants issued                                                     -                 -             7,076
   Proceeds from sale and leaseback of certain aircraft and engines            142,900           261,946            17,600
   Repayments on long-term debt and capital lease obligations                 (189,673)         (254,010)         (257,838)
   Refund due to retirement of 1967 bonds                                            -                 -             5,318
   Net proceeds from sale of preferred stock                                         -                 -            82,231
   Net proceeds from exercise of equity rights, warrants and
      options                                                                      441             2,743             2,686
   Cash dividends paid on preferred stock                                      (23,454)          (23,741)          (15,476)
                                                                             ---------         ---------         ---------
                  Net cash provided (used)                                     (69,786)          131,876           112,205
                                                                             ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                           (71,965)           14,643            56,179
Cash and cash equivalents at beginning of period                               252,408           237,765           181,586
                                                                             ---------         ---------         ---------
Cash and cash equivalents at end of period                                   $ 180,443         $ 252,408         $ 237,765
                                                                             =========         =========         =========

                                     See notes to consolidated financial statements

                                F-6

                              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                          For the Years Ended December 31, 1999, 1998 and 1997
                                         (Amounts in Thousands)
                                           SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                         Years Ended December 31,
                                                                               --------------------------------------------
                                                                                 1999              1998              1997
                                                                               --------          --------          --------
Cash paid during the period for:
   Interest                                                                    $118,962          $101,002          $ 96,865
                                                                               ========          ========          ========

   Income taxes                                                                $     23          $     21          $     14
                                                                               ========          ========          ========

Information about noncash operating, investing and
 financing activities:
   Promissory notes issued to finance aircraft acquisitions                    $126,802          $103,069          $177,469
                                                                               ========          ========          ========

   Promissory notes issued to finance aircraft predelivery
        payments                                                               $ 61,750          $ 36,970          $  6,237
                                                                               ========          ========          ========

   Aircraft held for sale reclassified from property to
        investments, receivables and other                                     $      -          $ 18,931          $      -
                                                                               ========          ========          ========

   Property acquired and obligations recorded under new
        capital lease transactions                                             $  1,370          $ 17,208          $  1,138
                                                                               ========          ========          ========

   Exchange of long-term debt for common stock:
        Debt canceled including accrued interest, net of
         unamortized discount                                                  $      -          $ 44,900          $ 48,835


        Common stock issued, at fair value                                            -            44,900            56,028
                                                                               --------          --------          --------

        Extraordinary loss                                                     $      -          $      -          $  7,193
                                                                               ========          ========          ========


           See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 For the Years Ended December 31, 1999, 1998 and 1997
                                                (Amounts in Thousands)
                                             8%        9 1/4%     Employee            Additional
                                         Preferred   Preferred   Preferred    Common   Paid-In    Accumulated
                                           Stock       Stock       Stock      Stock    Capital      Deficit       Total
                                         ---------   ---------   ---------    ------  ----------  -----------   ---------
Balance, December 31, 1996                  $39         $ -        $ 57        $418    $552,544    $(314,953)   $ 238,105
Options exercised                             -           -           -           6       3,098            -        3,104
Earned stock compensation                     -           -           -           -       2,941            -        2,941
Allocation of employee preferred stock
 to ALPA ESOP                                 -           -           6           -          (6)           -            -
Conversion of employee preferred stock
 to common stock                              -           -          (6)          6           -            -            -
Common stock issued in exchange for
 12% Reset Notes                              -           -           -          77      55,951            -       56,028
Net proceeds from issuance of 9 1/4%
 preferred stock                              -          17           -           -      82,214            -       82,231
Dividends on 8% preferred stock paid in
 cash                                         -           -           -           -     (15,476)           -      (15,476)
Interest on 12% Reset Notes paid in
 common stock                                 -           -           -           6       4,119            -        4,125
Issuance of warrants with 12% Senior
 Secured Notes Due 2002                       -           -           -           -       7,076            -        7,076
Issuance of employee fill-up shares           -           -           8           1         976            -          985
Net loss for 1997                             -           -           -           -           -     (110,835)    (110,835)
                                            ---         ---        ----        ----    --------    ---------    ---------
Balance, December 31, 1997                   39          17          65         514     693,437     (425,788)     268,284
Options exercised                             -           -           -           6       2,930            -        2,936
Earned stock compensation                     -           -           8           3      13,412            -       13,423
Conversion of employee preferred stock
 to common stock                              -           -         (10)         10           -            -            -
Dividends on 8% preferred stock paid in
 cash                                         -           -           -           -     (15,475)           -      (15,475)
Dividends on 9 1/4% preferred stock paid
 in cash                                      -           -           -           -      (8,266)           -       (8,266)
Debt for equity exchange                      -           -           -          45      44,855            -       44,900
Exercise of $14.40 warrants                   -           -           -           -           1            -            1
Net loss for 1998                             -           -           -           -           -     (120,481)    (120,481)
                                            ---         ---        ----        ----    --------    ---------    ---------
Balance, December 31, 1998                   39          17          63         578     730,894     (546,269)     185,322
Options exercised                             -           -           -           1         964            -          965
Earned stock compensation                     -           -          12           -      14,060            -       14,072
Issue common stock to Flight Attendants
 (IAM) per new contract                       -           -           -           5       2,276            -        2,281
Issue common stock to ALPA members            -           -           -           8       3,297            -        3,305
Conversion of employee preferred stock
 to common stock                              -           -          (8)          8           -            -            -
Dividends on 8% preferred stock paid in
 cash                                         -           -           -           -     (15,475)           -      (15,475)
Dividends on 9 1/4% preferred stock paid
 in cash                                      -           -           -           -      (7,978)           -       (7,978)
Net loss for 1999                             -           -           -           -           -     (353,402)    (353,402)
                                            ---         ---        ----        ----    --------    ---------    ---------
Balance, December 31, 1999                  $39         $17        $ 67        $600    $728,038    $(899,671)   $(170,910)
                                            ===         ===        ====        ====    ========    =========    =========


           See notes to consolidated financial statements

              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL CONDITION AND LIQUIDITY:

     Trans World Airlines, Inc. ("TWA" or the "Company") emerged from a bankruptcy proceeding in August 1995. In connection with the 1995 reorganization, TWA applied fresh start reporting in accordance with generally accepted accounting principles, which resulted in the creation of a new reporting entity for accounting purposes and TWA's assets and liabilities being adjusted to reflect fair values on the effective date of the 1995 reorganization.

     Since 1995, TWA has sustained significant net losses.  The
Company's long-term viability, as well as its ability to meet its existing debt and other obligations and future capital needs and commitments, depends on its ability to achieve and maintain profitable operations. Consequently, TWA seeks to improve operational reliability and productivity, schedule integrity and overall product quality in order to accomplish this goal. To that end, TWA has implemented and continues to focus its efforts on the following key initiatives:

     *    modernizing its fleet;
     *    reducing costs and improving productivity;
     * implementing revenue-enhancing marketing initiatives and schedule realignments to attract higher-yield travelers;
     * implementing employee-related initiatives to reinforce TWA's focus on operational performance;
     * optimizing TWA's route structure through the opening of "focus cities" and the use of regional jet feed into TWA's system; and
     * better coordinating of commuter feed, turbo prop products and schedules.

     Although TWA began implementing operational changes in late 1996 that are intended to improve TWA's financial results, TWA has incurred and will incur additional expenses as a result of these changes, including aircraft rental expenses, and these changes may not make TWA's future operations profitable. TWA's ability to continue to improve its financial position and to meet its financial obligations depends upon a number of uncertainties that may adversely impact its future results of operations, including:

     * insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;
     * governmental limitations on the ability of TWA to service certain airports and/or foreign markets;
     * regulatory requirements necessitating additional capital or operating expenditures;
     *    pricing and scheduling initiatives by competitors;
     *    the availability and cost of capital;
     *    increases in fuel and other operating costs;
     *    the outcome of certain ongoing labor negotiations; and
     * the adverse effects on yield of the continued implementation of a discount ticket program (the "Ticket Agreement") between TWA and Karabu Corporation, a company controlled by Carl Icahn ("Karabu").

     For the full year ended December 31, 1999, the Company's financial results reflected operating revenues of $3,308.7 million (an increase of $49.6 million from operating revenues of $3,259.1 million for the full year 1998), an operating loss of $347.7 million which included special charges of $176.8 million and costs associated with contract ratification of $37.8 million (an increase in loss of $282.5 million over the full year 1998 operating loss of $65.2 million which included special charges of $42.6 million and earned stock compensation charges of $27.5 million), and a net loss of $353.4 million including a non-cash extraordinary loss of $0.9 million related to the early extinguishment of debt, special charges of $176.8 million and costs associated with contract ratification of $37.8 million (an increase in loss of $232.9 million over a net loss of $120.5 million in 1998 which included a non-cash extraordinary charge of $13.1 million related to the early extinguishment of debt, special charges of $42.6 million and earned stock compensation charges of $27.5 million).

      The Company's consolidated cash and cash equivalents balance at December 31, 1999 was $180.4 million, a $72.0 million decrease from the December 31, 1998 balance. The decrease in consolidated cash and cash equivalents balance would have been larger except for several transactions in 1999, including the receipt of $32.0 million related to the sale of a portion of TWA's interest in Equant N.V., $20.2 million related to the sale of warrants for the purchase of Priceline.com stock and a net cash distribution of $14.2 million in respect of the Company's partnership interest in Worldspan.

      While the net loss increased substantially in 1999 as compared to 1998, cash used in operating activities decreased to $3.2 million in 1999 versus an $82.6 million use of cash in 1998. Cash provided by operating activities in 1999 includes $32.0 million related to the sale of a portion of TWA's shares of Equant N.V., a telecommunications network company and $20.2 million related to the sale of warrants for the purchase of Priceline.com stock. In 1998, $131.8 million in net discounted sales from tickets sold under the Karabu ticket agreement were excluded from cash flows from operating activities as the related amounts were applied to reduce the PBGC Notes. In December 1998, the PBGC Notes were paid in full primarily with the proceeds from tickets sold under the Karabu ticket program. Additionally, changes in operating assets and liabilities provided cash of $27.4 million in 1999, as compared to 1998 when such items were a use of cash of $41.4 million. Increases in accounts payable and accrued expenses, as a result of the timing of payments of such items, represented most of the year over year changes.

      The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000 offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have recently increased substantially, with prices currently at their highest level in nine years. The Company has not hedged the cost of any of its future fuel requirements and accordingly, until such prices abate or unless the fuel surcharge previously imposed by the Company is sufficient to cover such higher costs, such additional costs will adversely affect its operating results. Due to seasonal factors, the Company has historically suffered its greatest losses and the Company's cash balances during the first quarter of each year are typically lower than in other periods. These seasonal factors when combined with the trend of unfavorable year over year quarterly operating comparisons experienced by the Company in 1999 are expected to continue in the first quarter of 2000. The Company's ability to maintain adequate liquidity to fund operations and meet its financial obligations will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan and Equant.

      TWA has no unused credit lines and must satisfy all of its working capital and capital expenditure requirements from cash provided by operating activities, from external borrowings or from sales of assets. Substantially all of TWA's strategic assets, including its owned aircraft, ground equipment, gates and slots have been pledged to secure various issues of outstanding indebtedness of the Company. Sales of such assets which are not replaced would, under the terms of the applicable financing agreements, generally require payment of the proceeds from such dispositions or payment of the indebtedness secured thereby. TWA has relatively few non-strategic assets which it could monetize, many of such assets being subject to various liens and security interests which would restrict and/or limit the ability of TWA to realize any significant proceeds from the sale thereof.

      The Company believes that its 26.315% interest in Worldspan has substantial value, net of certain encumbrances. In addition, following the sale of Equant shares as described above TWA holds additional unencumbered depository certificates that while currently restricted as to transferability may become convertible into 240,176 common shares in Equant N.V. The shares underlying these certificates had an estimated fair value of approximately $26.7 million at December 31, 1999 based on the trading price of the common stock. The Company is currently considering various alternatives to monetize these assets.

      Should the Company require additional liquidity and be unable to monetize its holdings in Worldspan and Equant in a timely manner and should its access to capital from outside sources be constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom.
This could adversely affect TWA's ability to fund its operations and meet its financial obligations.

      The outstanding balance of the Company's 9.8% Airline Receivable Asset Backed Notes, aggregating $100 million, mature beginning in January 2001 and would require repayment within 60 days unless their maturity date is extended or is refinanced. The Company intends to extend or refinance this obligation, although no assurance can be given that it will be successful in this regard. However, these Asset Backed Notes are secured by collateral with an average value in 1999 of over $175 million which the Company believes should be sufficient to allow such financing.

     The 1994 labor agreements became amendable after August 31, 1997.
TWA reached agreement with the Air Line Pilots Association ("ALPA") that became effective on September 1, 1998 and becomes amendable October 1, 2002. As part of this new contract, TWA agreed to pay increases over the four year contract that will result in wages for TWA's pilots improving by 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots while also granting TWA flexibility and improvements necessary to enhance its competitive position.

     TWA issued shares to employees under the terms of its contract with ALPA. The contract required TWA to distribute either one million shares of TWA's common stock or $11 million in cash to ALPA members, in four equal quarterly payments commencing in 1999. TWA elected to make each quarterly payment, including the last payment in February 2000, in shares of stock.

     TWA and the International Association of Machinists and Aerospace Workers (the "IAM") reached tentative agreement on new contracts which became effective August 1, 1999 and become amendable on January 31, 2001. TWA agreed to salary increases over the 18 months that will result in wage improvements of 11.5% to 18.25% for TWA's ground employees and flight attendants such that by the end of the term of the contract their wages will average from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to current and/or former IAM-represented employees as follows: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees have withdrawn all litigation pending as of August 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation pending as of that date were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur as follows:
August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM in the following amounts and by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million. As a result of the ratification of the contract, including settlements of the disputes discussed above, TWA recorded a non-recurring charge to earnings in 1999 aggregating $37.8 million, net of amounts previously accrued.

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

     On March 20, 1996, TWA filed a petition in Circuit Court for
St. Louis County, Missouri, commencing a lawsuit against Mr. Icahn, Karabu, and certain other entities affiliated with Mr. Icahn. The TWA petition alleged that the defendants are violating the Ticket Agreement and otherwise tortiously interfering with TWA's business expectancy and contractual relationships. The TWA petition sought a declaratory judgment finding that the defendants have violated the Ticket Agreement.
On May 7, 1998, the court denied the TWA petition and dismissed the defendants' counterclaims. The court concluded that the defendants could sell discount tickets under the Ticket Agreement to any person who actually uses the ticket, including non-business travelers, and that the defendants had not breached the Ticket Agreement. No damages were assessed in respect to either plaintiff's or defendants' petitions.

     The defendants moved to amend or modify the court's ruling to include a declaratory judgment that the defendants are permitted to sell tickets to any person for any purpose, which could include use by the purchaser's family members or friends. TWA opposed this motion and requested that the court clarify the ruling to limit its scope consistent with the reasoning set forth in the decision, specifically so that the person purchasing the ticket must use the ticket (with certain enumerated exceptions) and may not purchase a ticket for any other person. The court denied both motions on June 25, 1998. TWA appealed denial of its motion for clarification and the court's original ruling and that appeal was denied on September 7, 1999. The court's ruling could have an adverse effect on revenue, which could be significant but the impact of which will depend on a number of factors, including yield, load factors and whether any resulting incremental sales by the defendants will be to passengers that would not otherwise have flown on TWA.

     Additional disputes have arisen between TWA and the entities affiliated with Mr. Icahn as to the meanings of various provisions of the ticket agreement. These include disputes as to the scope of the advertising restrictions in the ticket agreement; whether the Icahn entities are entitled to discounts under the ticket agreement based on special fares offered by TWA on the Internet and to various classes of individuals; whether the Icahn entities can sell discounted tickets to travel agencies; and whether the Icahn entities are complying with certain tax provisions of the ticket agreement. The disputes have resulted in a new suit filed by the Icahn entities against TWA on May 3, 1999 in the District Court for Clark County, Nevada, in which the Icahn entities allege that TWA has tortiously interfered with their ability to complete a proposed public offering of a company controlled by Mr. Icahn and in which they seek a declaratory judgment with respect to their disputes. TWA has filed an answer denying the allegations. The case is in the early stages of discovery.

     Ticket sales under the Ticket Agreement, which commenced in September 1995, were $286.0 million in 1999, $247.4 million in 1998, $236.1 million in 1997, $139.7 million in 1996 and $16.0 million in 1995 at full published fares. The aggregate net sales, after applicable discounts under the Ticket Agreement, were $162.3 million in 1999, $136.1 million in 1998, $129.9 million in 1997, $76.9 million in 1996 and $8.8 million in 1995. Of these amounts, $144.8 million, $124.6 million, $116.0 million, $71.5 million and $4.4 million are included as passenger revenues for 1999, 1998, 1997, 1996 and the four months ended December 31, 1995, respectively, as the related transportation had been provided. Substantially all ticket sales under the Ticket Agreement to date have been "System Tickets".

     Net discounted sales from tickets sold under the Ticket Agreement with Karabu had been excluded from cash flows from operating activities because the related amounts were applied to reduce certain loans to TWA provided by entities controlled by Carl Icahn ("Icahn Loans") and certain promissory notes payable by TWA to the Pension Benefit Guaranty Corporation (the "PBGC"). The purchase price of tickets purchased by Karabu under the Ticket Agreement were required to either, at Karabu's option and with certain restrictions, be retained by Karabu and the amount so retained be credited as prepayments against outstanding balances of Icahn Loans, or be paid over to the settlement trust established for TWA's account as prepayments on the PBGC promissory notes. On December 30, 1997, TWA repaid the outstanding balance of the Icahn Loans out of the proceeds of a receivables securitization offering by the Company. In December 1998, the PBGC promissory notes were paid in full with the proceeds from ticket sales. Accordingly, proceeds from the sales of tickets under the Karabu Ticket Agreement are now paid directly to TWA.

     TWA has assigned substantial value to routes, gates and slots and reorganization value in excess of amounts allocable to identifiable assets. The amortization of these assets, while not requiring the use of cash, will significantly affect future operating results. The Company has evaluated its future cash flows and notwithstanding the operating loss experienced since the 1995 reorganization, expects that the carrying value of the intangibles at December 31, 1999 will be recovered. However, the achievement of these improved future operating results and cash flows are subject to considerable uncertainties. In future periods, TWA will evaluate these intangibles for recoverability based upon estimated future cash flows.
If TWA does not achieve these expectations, it may be required to charge future operations for impairment of these assets, and these charges could be material.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Accounting policies and methods of their application that significantly affect the determination of financial position, cash flows, and results of operations are as follows:

(a) Description of Business: TWA is the eighth largest U.S. carrier (based on revenue passenger miles for 1999), whose primary business is transporting passengers, cargo and mail. TWA's principal domestic routes have a hub-and-spoke structure, with a primarily domestic hub in St. Louis at Lambert International Airport ("St. Louis") and a domestic-international gateway at New York's

     John F. Kennedy International Airport ("JFK"). TWA's domestic routes also provide connections with its international service to and from U.S. cities and certain major cities in Europe and the Middle East (see Notes 14 and 17).

     The airline industry is an intensely competitive environment and the factors affecting competition are subject to rapid change.
     The Company competes with one or more major airlines on most of its routes (including all routes between major cities). Several carriers have introduced plans to introduce low-cost, short-haul service, which may result in increased competition to the Company. Additionally, certain of the Company's major competitors have established alliances with one or more foreign or domestic carriers to expand their international operations and increase the domestic market presence. Such alliances could further intensify the competitive environment.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. TWA coordinates operation of its commuter feed into St. Louis and JFK with Trans States Airlines, Inc. ("Trans States"), and into San Juan with Gulfstream International Airlines ("Gulfstream"). Trans States and Gulfstream are both independently owned regional airlines. Trans States' operations are coordinated to feed TWA's North American and international flights. Gulfstream's operations are coordinated to feed San Juan, TWA's focus city.

     In February 2000, Trans States introduced Regional Jet ("RJ") service with flights between St. Louis and Peoria, IL, Fayetteville, AR, Charleston, SC and Greenville-Spartanburg, SC. The service is provided with three Embraer 145 ("EMB-145") 50-seat regional jets. Additional markets are scheduled to be added as the Trans States' RJ fleet grows.

     In the summer of 2000, TWA and Chautauqua Airlines plan to expand the RJ operation with the addition of 15 EMB-145s. Chautauqua, based in Indianapolis is independently owned.

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

(b) Fresh Start Reporting: Financial accounting during a Chapter 11 proceeding is prescribed in "Statement of Position 90-7 of the American Institute of Certified Public Accountants", titled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which TWA adopted effective June 30, 1995. The emergence from the 1995 Chapter 11 proceeding on August 23, 1995, resulted in the creation of a new reporting entity without any accumulated deficit and with the Company's assets and liabilities restated to their estimated fair values. Because of the application of fresh start reporting, the financial statements for periods after reorganization are not comparable in all respects to the financial statements for periods prior to the 1995 reorganization.

(c) Consolidation: The consolidated financial statements include the accounts of TWA and its subsidiaries. All significant inter-company transactions have been eliminated. The results of Worldspan, L.P. ("Worldspan"), a 26.315% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits) (see Note 3).

(d) Cash and Cash Equivalents: For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in the December 31, 1999 and 1998 cash and cash equivalent balances are $38.5 million and $24.8 million, respectively, in outstanding checks.

(e) Property and Depreciation: Owned property and equipment are depreciated to residual values over their estimated useful service lives on the straight-line method. Property held under capital leases is amortized on the straight-line method over its estimated useful life, limited generally by the lease period. Estimated remaining useful service lives and residual values are reviewed periodically for reasonableness and any necessary change is effected at the beginning of the accounting period in which the revision is adopted.

     Estimated useful service lives in effect for the purpose of computing the provision for depreciation were:

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

(f) Intangible Assets: Route authorities are amortized on a straight-line basis over 30 years, gates over the term of the related leases, and slots over 20 years. Routes, gates and slots consist of the following amounts at December 31 (in thousands):


                                          1999                 1998
                                        --------             --------
          Routes                        $ 69,300             $248,100
          Gates                           83,649               83,649
          Slots                           95,800               95,800
                                        --------             --------
                                         248,749              427,549
          Accumulated Amortization        66,766               71,225
                                        --------             --------
                                        $181,983             $356,324
                                        ========             ========


     The reorganization value in excess of amounts allocable to identifiable assets is being amortized over a twenty year period on the straight-line method. Accumulated amortization at December 31, 1999 and 1998 was $181,797,000 and $139,844,000, respectively.

     When facts and circumstances suggest that intangible and other long-term assets may be impaired, the Company evaluates their recoverability based upon estimated undiscounted future cash flows over the remaining estimated useful lives. The amount of impairment, if any, is measured based on projected discounted future operating cash flows (see Note 14).

(g) Foreign Exchange: Foreign currency and amounts receivable and payable in foreign currencies are translated into U.S. dollars at current exchange rates on the date of the financial statements. Revenue and expense transactions are translated at average rates of exchange in a manner that produces approximately the same dollar amounts that would have resulted had the underlying transactions been translated into dollars on the dates they occurred. Exchange gains and losses are included in net income for the period in which the exchange rate changes.

(h) Inventories: Inventories, valued at standard cost, which approximates actual average unit cost, consist primarily of expendable spare parts used for the maintenance and repair of flight equipment, plus aircraft fuel and other operating supplies. A provision for obsolescence of spare parts is accrued at annual rates which will provide an allowance such that the unused inventory, at the retirement date of the related aircraft fleet, is reflected at the lower of cost or estimated net realizable value.

(i) Passenger Revenue Recognition: Passenger ticket sales are recognized as revenue when the transportation service is rendered. At the time of sale a current liability for advance ticket sales is established and subsequently is eliminated either through carriage of the passenger by TWA, through billing from another carrier that renders the service, or by refund to the passenger.

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

     Pursuant to the 1995 reorganization, TWA issued 600,000 ticket vouchers, each having a face value of $50, which may be used for a discount of up to 50% off the cost of a ticket for transportation on TWA and which expire August 2000. Concurrently, TWA entered into an agreement, as amended, to purchase for cash from a third party any ticket vouchers acquired by the stand-by purchaser. The ticket vouchers were initially recorded as a liability at their estimated fair value, approximately $26.2 million. The liability is being relieved as vouchers are redeemed for cash or will be reflected as revenue when the transportation is provided for tickets purchased with vouchers. Approximately 44,000 and 127,000 vouchers were outstanding at December 31, 1999 and 1998, respectively.

(j) Interest Capitalized: Interest cost associated with funds expended for the acquisition of qualifying assets is capitalized. Interest capitalized was $10.7 million in 1999, $7.1 million in 1998 and $4.8 million in 1997.

(k) Income Taxes: TWA accounts for income taxes based on Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". This statement requires the use of the liability method to record the deferred income tax consequences of differences between the financial reporting and income tax bases of assets and liabilities.

(l) Postretirement Benefits Other than Pensions: TWA accounts for postretirement benefits other than pensions based on SFAS No. 106 which requires that the expected cost of providing such benefits be accrued over the years that the employee renders service, in a manner similar to the accounting for pension benefits.

(m) Deferred Credits-Aircraft Operating Leases: The present value of the excess of contractual rents due under aircraft operating leases over the fair rentals for such aircraft was recorded as deferred credits as part of the application of fresh start reporting. The deferred credits will be increased through the accrual of interest expense and reduced through a reduction in operating lease rentals over the terms of the respective aircraft leases. At December 31, 1999 and 1998, the unamortized balances of the deferred credits were $7.5 million and $14.3 million, respectively.

(n) Environmental Contingencies: TWA is subject to numerous environmental laws and regulations and is subject to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. It is TWA's policy to accrue environmental remediation costs when it is probable that a liability has been incurred and an amount can be reasonably estimated. As potential environmental liabilities are identified and assessments and remediation proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. The accruals for these liabilities can significantly change due to factors such as the availability of additional information on the nature or extent of the contamination, methods and costs of required remediation and other actions by governmental agencies. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

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

     In computing the loss applicable to common shares for 1999, 1998, and 1997, the net loss has been increased by dividend requirements on the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in December 1997, and on the 8% Cumulative Convertible Exchangeable Preferred Stock from the date of issuance in March 1996. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (60.4 million in 1999, 54.6 million in 1998, and 47.1 million in 1997) and Employee Preferred Stock (7.1 million in 1999, 6.7 million in 1998, and 6.4 million in 1997) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted EPS has not been presented as the impact of stock options, warrants, conversion of preferred stock or potential issuances of additional Employee Preferred Stock would have been anti-dilutive. For a description of securities which represent potential common shares and which could materially dilute basic EPS in the future, see Notes 8, 9, and 10.

(p) Concentration of Credit Risk: TWA does not believe it is subject to any significant concentration of credit risk. At December 31, 1999, most of the Company's receivables were related to tickets sold to individual passengers through the use of major credit cards (36%) or to tickets sold by other airlines (14%) and used by passengers on TWA. These receivables are short-term, generally being settled shortly after sale. Bad debt losses, which have been minimal in the past, have been considered in establishing allowances for doubtful accounts.

(q) Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(r) Stock-Based Compensation: TWA applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. This opinion allows for stock-based employee compensation to be recognized based on the intrinsic value method.

(s) Presentation: Certain prior period amounts have been reclassified to conform with current year presentation.

(t)  New Accounting Pronouncements:  In June 1998, the Financial
     Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. The Company will adopt Statement No. 133 during its first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its results of operations or cash flows. In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. The Company is evaluating the guidance contained in the SAB to determine whether it impacts the Company's revenue recognition practices and currently expects this guidance will be applicable to the recognition of revenue related to the sale of Aviator miles to business partners. Presently, the total purchase price of Aviator miles was recognized as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Based on guidance in the SAB, the revenue will be deferred and recognized over the period in which transportation will be provided. The Company plans to adopt any changes to its policies to comply with the SAB in the first quarter of fiscal 2000. The Company is presently unable to estimate the amount, but expects the cumulative effect of the change will result in a material charge to earnings.


3.  INVESTMENTS:

(a) Worldspan: TWA, through a wholly-owned subsidiary, has a 26.315% partnership interest in Worldspan (24.999% interest prior to October 2, 1998), a joint venture among TWA, Delta Airlines, Inc. and Northwest Airlines, Inc. Worldspan owns, markets and operates a global computer airline passenger reservation system on behalf of subscriber travel agents and contracting airlines who pay booking fees to Worldspan for such reservation service. The partnership provides passenger reservations services, communication facilities and other computer services which are purchased by TWA on a recurring basis. The aggregate cost of services purchased from the partnership was $49.4 million in 1999, $52.2 million in 1998 and $48.9 million in 1997.

     TWA accounts for its investment in the partnership on the equity basis. TWA's share of the combined net earnings of the partnership was approximately $24.6 million for the year ended December 31, 1999, $9.1 million for the year ended December
     31, 1998, and $11.3 million for the year ended December 31, 1997. The excess of TWA's carrying value for its investment in Worldspan over its share of the underlying net assets of Worldspan is being amortized over a period of 20 years. At December 31, 1999 and 1998, the unamortized balance of this excess amounted to approximately $26.3 million and $28.2 million, respectively. In November 1999 Worldspan distributed $250 million to its partners. TWA's share of this distribution was approximately $65.8 million of which approximately $51.6 million was used to pay off an outstanding note and related accrued interest due to Worldspan which was secured by TWA's 26.315% interest in Worldspan (see Note
     4).  The remaining $14.2 million was received in cash.


      Summary financial data for Worldspan is as follows (amounts in thousands:

                                          DECEMBER 31,
                                   ------------------------
                                     1999            1998
                                   --------        --------
Current assets                     $238,713        $286,336
Non-current assets                  239,795         324,097
                                   --------        --------
    Total assets                   $478,508        $610,433
                                   ========        ========

Current liabilities                $165,451        $149,326
Non-current liabilities              88,248          86,897
Partners' equity                    224,809         374,210
                                   --------        --------
    Total liabilities and equity   $478,508        $610,433
                                   ========        ========
                                            YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                     1999            1998            1997
                                   --------        --------        --------
Revenues                           $722,532        $637,340        $578,340
Costs and expenses                  621,934         600,841         533,119
                                   --------        --------        --------
    Net income (loss)              $100,598        $ 36,499        $ 45,221
                                   ========        ========        ========

     (b) Equant: TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999 and December 1999, members of the SITA divested a portion of their shares in Equant N.V. ("Equant"), a telecommunication network company through a secondary offering. As a member of SITA, TWA indirectly participated in the sale of a portion of its holdings in Equant, resulting in a reported gain and receipt of cash of approximately $21.3 million and $10.7 million in the first and fourth quarters, respectively. Additionally, Worldspan, an affiliate, also participated in the divestiture of Equant, resulting in additional recognition of gain by TWA of approximately $2.7 million and $5.2 million in the first and fourth quarters, respectively, as an equity participant in the earnings of Worldspan.

          TWA holds additional depository certificates that may become convertible into 240,176 shares of Equant. Due to present restrictions on their transferability, these certificates are not marketable under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Therefore, the Company's investment is carried at cost (which is nominal) on the consolidated balance sheet at December 31, 1999. The shares underlying these certificates had an estimated fair value of approximately $26.7 million at December 31, 1999, based upon the trading price of Equant's common shares.


4.  DEBT:

     A substantial portion of TWA's assets are subject to liens and security interests relating to long-term debt and other agreements.

     Long-term debt (net of unamortized discounts) outstanding at each balance sheet date was as follows (amounts in thousands):

                                                                              December 31,
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------      --------
9.80% Airline Receivable Asset Backed Notes, Series 1997-1<Fa>......    $100,000      $100,000
12% Senior Secured Notes due 2002<Fb>...............................      45,821        44,427
11 1/2% Senior Secured Notes due 2004<Fc>...........................     138,704       138,522
11 3/8% Senior Notes due 2005<Fd>...................................     150,000       150,000
8% IAM Backpay Notes<Fe>............................................      16,927        14,936
10 1/4% Senior Secured Notes due 2003<Ff>...........................           -        14,500
11 3/8% Senior Secured Notes due 2003<Fg>...........................      14,400        43,200
Various Secured Notes, 4.0% to 10.9% due 1999-2001<Fh>..............         996         5,378
Installment Purchase Agreements, 7.75% to 15.00%, due 1999-2017<Fi>.     163,528       103,961
Predelivery Financing Agreements<Fj>................................      37,613        35,387
IRS Deferral Note<Fk>...............................................           -         2,375
WORLDSPAN Note<Fl>..................................................           -        31,224
                                                                        --------      --------
  Total long-term debt..............................................     667,989       683,910
  Less current maturities...........................................      67,080       111,538
                                                                        --------      --------
Long-term debt, less current maturities.............................    $600,909      $572,372
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

<Fb> The 12% Senior Secured Notes due 2002 were issued in March 1997 in the principal amount of $50.0 million. The notes are reflected net of the unamortized discount of $4.2 million at December 31, 1999 and $5.6 million at December 31, 1998, to reflect an effective interest rate of approximately 16.4%. Interest is payable semi-annually on April 1 and October 1. The notes are not redeemable prior to their maturity on April 1, 2002. The notes are secured by (i) TWA's beneficial interest in certain take-off and landing slots at three high-density, capacity-controlled airports, (ii) certain ground equipment at certain domestic airports and (iii) all stock of (a) a subsidiary holding the leasehold interest in a hangar at Los Angeles International Airport and (b) three subsidiaries holding leasehold interests in gates and related support space at certain domestic airports.

<Fc> The 11 1/2% Senior Secured Notes due 2004 were issued in December
     1997 in the principal amount of $140.0 million. The notes are reflected net of the unamortized discount of $1.3 million at December 31, 1999 and $1.5 million at December 31, 1998, to reflect an effective interest rate of approximately 11.7%. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing June 15, 1998. The Company purchased $23.1 million of U.S. Government Obligations with a portion of the net proceeds from the sale of the notes which was deposited in an escrow account to fund interest payments through June 15, 1999. The notes are secured by a lien on (i) a pool of aircraft spare parts and (ii) TWA's beneficial interest in 30 take-off and landing slots at Ronald Reagan Washington National Airport.

<Fd> In March 1998, the Company completed a Rule 144A/Regulation S offering of $150.0 million principal amount of 11 3/8% Senior Notes due 2006 (the "11 3/8% Notes") resulting in net proceeds to TWA of approximately $144.9 million (net of discounts, commissions and estimated expenses). The notes represent senior unsecured obligations of the Company. The indenture contains certain covenants which, among other things, may limit (i) the incurrence of additional indebtedness or issuance of additional preferred stock, (ii) the payment of dividends on or retirement of capital stock, (iii) certain investments, (iv) certain transactions with affiliates, (v) the sale of assets and (vi) certain other transactions by or through restricted subsidiaries. The Notes pay interest semi-annually in arrears on March 1 and September 1 at a rate of 11 3/8% per annum.

<Fe> The 8% IAM Backpay Notes have a stated principal amount of $22.0 million at December 31, 1999 and 1998. The notes are reflected net of the unamortized discount of $5.1 million and $7.1 million at December 31, 1999 and 1998, respectively, which reflects an effective interest rate of approximately 24.4%. The notes mature in 2001 and pay interest semi-annually. The notes are secured by a subordinate lien on TWA's interest in Worldspan, a lien on the stock of TWA-Hangar 12 Holding Company, Inc., a wholly-owned subsidiary which leases certain ground equipment located at Hangar 12 at JFK from the Port Authority of New York and New Jersey and which subleases Hangar 12 to the Company, and liens on one JT8D engine and one JT9D engine. During December 1996, ownership of the notes was transferred from the Indenture Trustee to class 3 claimants (predominantly current and former IAM union members who participated in the 1992 labor agreement).
    <Ff> In June 1998, the Company consummated a private placement of $14.5 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2003 (the "10 1/4% Secured Notes") and $13.0 million principal amount of 10 1/4% Mandatory Conversion Equity Notes due 1999 (the
     "10 1/4% Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 10 1/4% Secured Notes and the 10 1/4% Equity Notes in payment for one B-767-231 ETOPS airframe and two associated engines, which had an aggregate purchase price of $27.5 million and was previously leased to the Company. On July 13, 1998, the 10 1/4% Equity Notes were converted into 1,225,719 shares of common stock. Upon termination of the operating lease, the Company received $1.5 million relating to a security deposit previously held by the lessor. The 10 1/4% Secured Notes paid interest semi-annually in arrears on June 15 and December 15 at a rate of 10 1/4% per annum.
     In April 1999, the Company completed a sale and leaseback transaction involving the B-767-231 aircraft. In connection with this transaction, the Company purchased the outstanding 10 1/4% Secured Notes aggregating $14.5 million.

<Fg> In April 1998, the Company consummated a private placement of
     $43.2 million aggregate principal amount of 11 3/8% Senior Secured Notes due 2003 (the "11 3/8% Secured Notes") and $31.8 million principal amount of Mandatory Conversion Equity Notes due 1999 (the "April Equity Notes"). The Company did not receive any cash proceeds from these transactions, but rather delivered the 11 3/8% Secured Notes and the April Equity Notes in payment for three B-767-231 ETOPS airframes and six associated engines, which had an aggregate purchase price of $75.0 million and were previously leased to the Company. On July 7, 1998, the April Equity Notes were converted into 3,290,901 shares of common stock. Upon termination of the operating leases for the aircraft, the Company received approximately $6.0 million relating to security and maintenance deposits previously held by the lessor. The 11 3/8% Secured Notes pay interest semi-annually in arrears on April 15 and October 15 at a rate of 11 3/8% per annum. The notes are subject to mandatory redemption by way of sinking fund payments made in cash beginning in October 2000 and continuing until October 2002. In April 1999, the Company completed a sale and leaseback transaction involving two of the three B-767-231 aircraft. In connection with this transaction, the Company purchased $28.8 million of the outstanding 11 3/8% Secured Notes.

<Fh> Various Secured Notes represent borrowings to finance the purchase or lease of certain flight equipment and other property.

<Fi> Installment Purchase Agreements represent borrowings to finance the purchase of four Boeing 767-231 and one Boeing 767-205 aircraft. One of these aircraft was subsequently sold and leased back to TWA in July 1999 resulting in the retirement of the associated debt in the amount of $14.3 million. Additionally, at December 31, 1999, the Installment Purchase Agreements included borrowings to finance the purchase of two Boeing 757-231 aircraft and a Boeing B-717 flight simulator. The borrowings mature in monthly or quarterly installments through 2017, and require interest at fixed rates ranging from 7.75% to 15.00% per annum.

<Fj> At December 31, 1999, the Predelivery Financing Agreements
     represent borrowings from the engine manufacturer to finance predelivery payments relating to 50 Boeing 717 aircraft. The borrowings mature on delivery of the aircraft beginning in February 2000 and continuing through August 2003. Interest is payable monthly at a rate of 8.0% per annum.

     At December 31, 1998, the Predelivery Financing Agreements represent borrowings from the engine manufacturer to finance prepayments on the purchase of eight Boeing 757 aircraft and twenty-four MD-83 aircraft. The borrowings matured upon delivery of the aircraft beginning in March 1999 and continuing through December 1999. Interest was payable quarterly at a rate of LIBOR plus 3.5%.

<Fk> At December 31, 1998, the IRS Deferral Note represented unpaid amounts due under the terms of a settlement reached in 1993 for taxes and interest owed to the IRS. The note required payment of interest quarterly at a rate of 7% per annum; the final principal and interest payment was made in 1999.

<Fl> At December 31, 1998, the Worldspan Note represented amounts owed to Worldspan, a 26.315% owned affiliate of TWA, for prior services and advances. The note paid interest at maturity at a rate of prime plus 1% per annum; the accrued interest and principal were paid in full in 1999. The note was secured by a pledge of TWA's partnership interest in Worldspan.

<Fm> At December 31, 1999, aggregate principal payments due for long-term debt for the succeeding five years were as follows:


                                            (AMOUNTS IN
             Year                            THOUSANDS)
             ----                           -----------
             2000                            $ 67,080
             2001                             147,930
             2002                              66,133
             2003                              33,050
             2004                             143,556

     Certain of the Company's long-term debt agreements contain various covenants which limit, among other things, the incurrence of additional indebtedness, the payment of dividends on capital stock, certain investments, transactions with affiliates, incurrence of liens and sale and leaseback transactions, and sale of assets. The Company was in compliance with these covenants as of December 31, 1999.


5.  LEASES AND RELATED GUARANTEES:

     Fifteen (15) of the aircraft in the Company's fleet at December
31, 1999 were leased under capital leases. The remaining lease periods for these aircraft range from 1.7 to 7.6 years. The Company has options and/or rights of first refusal to purchase or re-lease most of such aircraft at market terms upon termination of the lease. The Company has guaranteed repayment of certain of the debt issued by the owner/lessor to finance some of the aircraft under capital lease to the Company; however, the scheduled rental payments will exceed the principal and interest payments required of the owner/lessor. Aggregate annual rentals in 2000 will be approximately $36.8 million for the 15 aircraft held under capital leases.

     One hundred seventy-seven (177) of the aircraft in TWA's fleet at December 31, 1999 were leased under operating leases. The lease periods range from one month to 18 years. Upon expiration of the current leases, TWA has the option to re-lease most of such aircraft for specific terms and/or rentals with some of the renewal options being subject to fair market rental rates.

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

     The Company's acquisition of 11 new aircraft during 1982 and 1983, one Lockheed L-1011 and ten Boeing 767s, created certain tax benefits that were not of immediate value in the Company's federal income tax returns and, therefore, such tax benefits were sold to outside parties under so-called "Safe Harbor Leases" as permitted by IRS regulations. Pursuant to the sales agreements, the Company is required to indemnify the several purchasers if the tax benefits cannot be used because of circumstances within the control of the Company. The Company has pledged $1.2 million in cash collateral to secure its obligation with respect to four of the tax benefit transfers. The Company had pledged flight equipment having a net book value of $20.6 million to secure its obligation with respect to two of the tax benefit transfers, however, effective in January 2000, the security interest in the pledged flight equipment was released upon the Company pledging $0.1 million in cash collateral to secure its obligation for these two tax benefit transfers.

     At December 31, 1999, future minimum lease payments for capital leases and future minimum lease payments, net of sublease rentals of immaterial amounts, for long-term leases, were as follows (amounts in thousands):




                                                                   MINIMUM LEASE PAYMENTS
                                                                  ------------------------
                                                                  CAPITAL       OPERATING
                                                                   LEASES         LEASES
                                                                  --------      ----------
      YEAR
      ----
      2000                                                        $ 51,180      $  585,363
      2001                                                          45,915         552,708
      2002                                                          31,248         538,040
      2003                                                          23,309         528,320
      2004                                                          23,309         517,836
      Subsequent                                                    37,097       3,263,254
                                                                  --------      ----------
            Total                                                  212,058      $5,985,521
                                                                  --------      ==========
      Less imputed interest                                         46,251
                                                                  --------
      Present value of capital leases                              165,807
      Less current portion                                          38,664
                                                                  --------
      Obligations under capital leases, less current portion      $127,143
                                                                  ========

6.  INCOME TAXES:

     Income tax liabilities at December 31, 1999 and 1998, included in other noncurrent liabilities, consist of the following (amounts in millions):


                                                 1999          1998
                                                -----         -----
      Current taxes                             $   -         $   -
      Deferred taxes:
      Federal                                    10.7          10.7
      Other income and franchise taxes             .3            .3
                                                -----         -----
      Total income tax liability                $11.0         $11.0
                                                =====         =====

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows
(amounts in millions):


                                                            1999            1998
                                                           ------          ------
Deferred tax assets:
Postretirement benefits, other than pensions               $213.9          $208.6
Employee compensation and other benefits                     42.0            38.9
Capital leases, net                                          29.3            49.0
Net operating loss carryforwards                            445.7           385.0
Property and spare parts, net                                22.6            48.9
Other, net                                                   69.0            74.9
                                                           ------          ------
Total deferred tax assets                                   822.5           805.3
                                                           ------          ------

Deferred tax liabilities:
Routes, gates, and slots, net                               (71.9)         (141.1)
Investment in affiliate                                     (32.7)          (49.1)
                                                           ------          ------
Total deferred tax liabilities                             (104.6)         (190.2)
                                                           ------          ------

Net deferred tax asset before valuation allowance           717.9           615.1
Deferred tax asset valuation allowance                     (728.9)         (626.1)
                                                           ------          ------
Net deferred tax liability                                 $(11.0)         $(11.0)
                                                           ======          ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     A summary of the provision for income taxes is as follows (amounts in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------

                                                   1999      1998      1997
                                                   ----      ----      ----
      Current, primarily foreign                   $724      $243      $527
      Deferred                                        -         -         -
                                                   ----      ----      ----
      Total provision for income taxes, net        $724      $243      $527
                                                   ====      ====      ====

     Income tax expense for the periods presented below differs from the amounts which would result from applying the federal statutory tax rate to pretax income, as follows (amounts in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    1999           1998          1997
                                                                 ---------      --------      --------
      Income tax benefit at United States statutory rates        $(123,134)     $(37,509)     $(31,268)
      Amortization of reorganization value in excess of
        amounts allocable to identifiable assets                    14,684        14,684        14,684
      Meals and entertainment disallowance                           3,535         3,524         4,124
      Foreign and state taxes                                          724           243           527
      Change in valuation allowance and other items                104,915        19,301        12,460
                                                                 ---------      --------      --------
      Income tax expense                                         $     724      $    243      $    527
                                                                 =========      ========      ========


     In May 1993, TWA and the Internal Revenue Service reached an agreement (the "IRS Settlement") to settle both: (i) the IRS's proof of claim in the 1993 reorganization in the amount of approximately $1.4 billion covering prepetition employment and income taxes of TWA, and
(ii) the audit of TWA's federal income tax returns through 1992. Pursuant to the IRS Settlement, TWA paid $6 million to the IRS through the application of funds owed to TWA by certain governmental agencies and issued a note in the amount of $19 million payable in quarterly installments over a six year period (see Note 4). The final installment payment was made in 1999. As a result of the IRS Settlement, TWA increased its tax basis in certain of its assets and will be allowed no benefit of any federal net operating loss or credit carryforward from 1992 or any prior year. Federal income tax losses incurred by TWA subsequent to 1992 may not be carried back to pre-1993 years.

     The Company estimates that it has tax net operating loss carryforwards ("NOLs") amounting to approximately $1,128 million at December 31, 1999 expiring in 2008 through 2019 if not utilized before then to offset taxable income. Section 382 of the Internal Revenue Code of 1986, as amended, and regulations issued thereunder, imposed limitations on the ability of corporations to use NOLs if the corporation experiences a more than 50% change in ownership during certain periods. Changes in ownership in future periods could substantially restrict the Company's ability to utilize its tax net operating loss carryforwards. In addition, the tax net operating loss carryforwards are subject to examination by the IRS and thus are subject to adjustment or disallowance resulting from any such IRS examination. For financial reporting purposes, the tax benefits related to the utilization of the tax net operating loss carryforwards generated prior to the 1995 reorganization of approximately $491 million will, to the extent realized in future periods, have no impact on the Company's operating results, but instead be applied to reduce reorganization value in excess of amounts allocable to identifiable assets.


7.  PENSION AND OTHER POSTRETIREMENT BENEFITS:

     Many of TWA's employees are covered by noncontributory defined benefit retirement plans that were frozen on January 1, 1993. While many of TWA's employees continue participation in these plans, they have not accrued any additional benefits since the date the plans were frozen. Employees hired after the freeze are not entitled to participate in these defined benefit retirement plans. During the period when TWA was the sponsor of these plans (until January 1993), TWA's policy had been to fund the defined benefit plans in amounts necessary for compliance with the funding standards established by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

     As noted above, in January 1993, TWA's defined benefit plans covering domestic employees (the "Pension Plans") were frozen and Pichin Corporation, a Delaware corporation formed by the Icahn Entities, assumed sponsorship of the Pension Plans and is now responsible for management and control of the Pension Plans. Pursuant to an agreement (the "Comprehensive Settlement Agreement") among the Company, the Icahn Entities, the Pension Benefit Guarantee Corporation (the "PBGC") and unions representing TWA employees, TWA retains only specified obligations and liabilities in respect of the Pension Plans, which include (i) payment obligations under the PBGC Notes which were retired in December 1998, and (ii) the obligation to continue to act as the benefits administrator responsible for, among other things, determining and administering the payment of Pension Plan benefits.

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

     Pursuant to the collective bargaining agreement with the IAM, TWA will commence contributions to the IAM National Pension Fund (the "Fund") on March 1, 2000 for certain IAM-represented employees. The rate of contribution shall be $1.00 per hour for mechanic employees and $0.75 per hour for ramp and passenger service employees. Contributions will be limited to forty hours per week. Effective January 1, 2001, TWA will contribute $0.50 per hour to the Fund for flight attendants up to a maximum of 173 hours per month based on flight credit hours of up to 73 hours per month multiplied by 2.37.

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

     TWA also provides certain pension benefits for non-domestic employees pursuant to the provisions of its International Division Benefit Plan and the United Kingdom TWA Pension Plan. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, excluding defined benefit plans covering domestic employees (amounts in thousands):

                                                                                            Other
                                                       International Pension            Postretirement
                                                              Benefits                     Benefits
                                                      -----------------------      ------------------------
                                                        1999           1998           1999           1998
                                                      --------       --------      ---------      ---------
Change in benefit obligation:
Benefit obligation at beginning of year               $ 67,209       $ 63,302      $ 585,762      $ 533,375
Service cost-benefits earned during the
      period                                               683            810         11,423         10,713
Interest cost                                            4,686          4,386         39,406         37,163
Plan change                                                  -              -              -        (23,488)
Actuarial (gain)/loss                                   (4,790)         2,776        (42,249)        63,708
Gain from settlement                                    (3,502)        (2,771)             -              -
Benefits paid                                           (3,332)        (1,294)       (35,015)       (35,709)
                                                      --------       --------      ---------      ---------
Benefit obligation at end of year                       60,954         67,209        559,327        585,762
                                                      --------       --------      ---------      ---------

Change in plan assets:
Fair value of plan assets at beginning of year          58,451         54,366              -              -
Actual return on plan assets                             5,166          4,879              -              -
Benefits paid                                           (2,098)          (794)             -              -
                                                      --------       --------      ---------      ---------
Fair value of plan assets at end of year                61,519         58,451              -              -

Funded status                                              565         (8,758)      (559,327)      (585,762)
Unrecognized net actuarial (gain)/loss                 (18,137)       (15,876)        32,004         52,103
Unrecognized prior service cost                              -              -        (18,595)         2,733
                                                      --------       --------      ---------      ---------
Accrued benefit cost included in
      Consolidated Balance Sheets                     $(17,572)      $(24,634)     $(545,918)     $(530,926)
                                                      ========       ========      =========      =========

     In 1998, a plan change in the retirement benefit offered to the pilot group related to supplemental medical coverage provided to retirees and their spouses, age 65 and older, resulted in an unrecognized gain of $23.5 million. In 1999, the remaining deferred prior service effect of this plan amendment is $18.6 million which will be recognized over the remaining service life of eligible employees to retirement.

                                               International Pension               Other Postretirement
                                                     Benefits                            Benefits
                                           -----------------------------       -----------------------------
                                           1999        1998        1997        1999        1998        1997
                                           -----       -----       -----       -----       -----       -----
Weighted-average assumptions:
Discount rate                              8.00%       7.00%       7.25%       8.00%       7.00%       7.25%
Actual return on plan assets               9.00%       9.00%       9.00%           -           -           -
Rate of increase in future
  compensation levels                      3.50%       3.50%       3.50%       4.00%       4.00%       4.00%

     Plan assets are invested in cash equivalents, domestic and international stocks, fixed income securities and real estate.

     The projected benefit obligation and accumulated benefit obligation for the pension plan with accumulated benefit obligations in excess of plan assets were $7.5 million and $5.1 million, respectively, as of December 31, 1999 and $11.0 million and $6.6 million, respectively, as of December 31, 1998. The fair value of plan assets for the pension plan was zero as of December 31, 1999 and 1998.

     The Company recognized settlement gains of approximately $3.5 million and $2.7 million, respectively, in 1999 and 1998 related to the foreign defined benefit retirement plan.

     The assumed health care cost trend rate used in measuring the postretirement benefit obligation was 5.0% in 1999 and all years thereafter. If the assumed health care cost trend rate was increased by one percentage point, the postretirement benefit obligation at December 31, 1999 would be increased by approximately $36.9 million and 1999 periodic postretirement benefit cost would increase approximately $4.7 million. If the assumed health care cost trend rate was decreased by 1 percentage point, the postretirement benefit obligation at December 31, 1999 would be decreased by approximately $33.1 million and 1999 periodic postretirement benefit cost would decrease approximately $4.1 million.

     Net periodic pension costs for TWA's foreign defined benefit retirement plans and other postretirement benefit costs include the following components (amounts in thousands):

                                               International Pension               Other Postretirement
                                                     Benefits                            Benefits
                                         -------------------------------     -------------------------------
                                           1999        1998        1997        1999        1998        1997
                                         -------     -------     -------     -------     -------     -------
Components of net periodic benefit cost:
Service cost-benefits earned during
      the period                         $   683     $   806     $   875     $11,423     $10,713     $10,650
Interest cost                              4,686       4,562       4,652      39,406      37,163      39,262
Expected return on plan assets            (5,225)     (4,878)     (4,592)          -           -           -
Amortization of prior service cost          (567)       (861)       (289)     (2,160)        305         305
Amortization of net actuarial
      (gain) loss                              -           -           -       1,338           -           -
                                         -------     -------     -------     -------     -------     -------
Net periodic benefit cost                $  (423)    $  (371)    $   646     $50,007     $48,181     $50,217
                                         -------     -------     -------     -------     -------     -------

     TWA has several defined contribution plans covering most of its employees. Total pension expense for these plans was $61.4 million, $55.8 million and $55.7 million for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively. Such defined contribution plans include: (a) trust plans established pursuant to collective bargaining agreements with certain employee groups providing for defined Company contributions generally determined as a percentage, ranging from 2% to 11%, of pay; and (b) retirement savings plan for Noncontract Employees to which the Company contributes amounts equal to 25% of voluntary employee after-tax contributions up to a maximum of 10% of the employee's pay. In connection with the Comprehensive Settlement Agreement and in addition to the contributions described above, TWA agreed to make contributions to defined contribution plans aggregating 2% of eligible wages for 1993 through 1995, and 3.3% thereafter or as otherwise agreed in the collective bargaining agreements. TWA makes such contributions on a monthly basis.

8.  CAPITAL STOCK:

     The Company has the authority to issue 287.5 million shares of capital stock, consisting of 150 million shares of common stock and 137.5 million additional shares of preferred stock. On the effective date of the 1995 reorganization, TWA issued approximately 17.2 million shares of common stock, 6.4 million shares of Employee Preferred Stock (including approximately 1.7 million shares which are attributable to ALPA represented employees, see Note 9), Equity Rights for the purchase of approximately 13.2 million shares of common stock, warrants for the purchase of approximately 1.7 million shares of common stock exercisable over a seven year period at $14.40 per share (the "Seven Year Warrants"), warrants for the purchase of up to 1.15 million shares of common stock
(for nominal consideration), and $109.0 million aggregate liquidation value of Mandatorily Redeemable 12% Preferred Stock (the "12% Preferred Stock"). In addition, each of the 12.5 million shares of the then existing preferred stock were converted into, and holders received,
0.1024 shares of common stock, 0.0512 Equity Rights and 0.1180 Seven
Year Warrants. Holders of then existing common stock, other than shares held by trusts for employees, received 0.0213 shares of common stock,
0.0107 Equity Rights and 0.0246 Seven Year Warrants.

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

     There were 1,738,803 and 1,742,831 Seven Year Warrants outstanding at December 31, 1999 and 1998, respectively. All warrants to purchase shares of common stock for nominal consideration had been exercised at December 31, 1999.

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

     As of March 15, 1999, the 8% Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at specified redemption prices. The 8% Preferred Stock may be exchanged at the option of the Company, in whole but not in part, for the Company's 8% Convertible Subordinated Debentures Due 2006 (the "Debentures") on any dividend payment date beginning March 15, 1998 at the rate of $50 principal amount of Debentures for each share of 8% Preferred Stock outstanding at the time of exchange; provided that all accrued and unpaid dividends on the 8% Preferred Stock to the date of exchange, whether or not earned or declared, have been paid or set aside for payment and certain other conditions are met.

     February 22, 2000 was the last day for declaration of the quarterly dividend which would have been payable March 15, 2000 on both the 8% Cumulative Convertible Exchangeable Preferred Stock and the
9 1/4% Cumulative Convertible Exchangeable Preferred Stock. The Board of Directors has determined not to declare the payment of the dividend on either issue of Preferred Stock.

     The Company's Certificate of Incorporation authorizes the issuance of shares of preferred stock, par value $0.01 per share (the "Preferred Stock"), of which the Employee Preferred Stock, the 9 1/4% Preferred Stock and the 8% Preferred Stock are the only series that presently have shares outstanding. In accordance with the terms of the Certificate of Incorporation, if the dividends on the 9 1/4% Preferred Stock and the 8% Preferred Stock were to continue in arrears and if the arrears were to aggregate in an amount equal to at least six quarterly dividends on either issue, the holders of the 9 1/4% and 8% Preferred Stock voting separately as a class without regard to series, will be entitled to elect at the next annual or special meeting of the shareholders of the Company, two directors to serve until all dividends accumulated and unpaid have been paid or declared and funds set aside to provide for payment in full.

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


9.  EARNED STOCK COMPENSATION:

     On the effective date of the 1995 reorganization, TWA issued approximately 6.4 million shares of Employee Preferred Stock to trusts established for its unionized employees, including approximately 1.7 million shares attributable to ALPA represented employees (the "ALPA shares"). Except for certain rights with respect to the election of directors and the fact that such shares are held in trusts, the Employee Preferred Stock has rights substantially identical to TWA's common stock. TWA also issued an aggregate of approximately 1.0 million shares of common stock to a trust established for the benefit of certain of TWA's other employees. The ALPA shares were distributed by its trustee to an employee benefit plan (the "ESOP") in one-third increments annually beginning August 1995. Operating results for 1997 included charges of approximately $3.9 million, representing the value of ALPA shares allocated and ALPA shares earned, but unallocated, for such periods, based upon the market price of TWA's common stock.

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

     The ESIP requires TWA to make a grant on July 15 of each year if the average market closing price of the common stock for 30 consecutive trading days has exceeded a target price for such year set forth in the ESIP. The target price applicable to the additional shares to be issued in each year is $11.00 in 1997, $12.10 in 1998, $13.31 in 1999, $14.64
in 2000, $16.11 in 2001 and $17.72 in 2002. Each grant is cumulative and if the applicable target price is not met in the initial grant year, the applicable grant is carried forward and may be granted in future years (up to July 15, 2002) in which the average market closing price of the common stock exceeds the target price before July 15 of that year.
The first two ESIP target prices of $11.00 and $12.10 were realized on February 17, 1998 and March 4, 1998, respectively, and as a result, TWA issued an additional 2,377,084 shares (net of the credit of 405,750 shares discussed in the following paragraph) of Employee Preferred Stock on July 15, 1998 to satisfy the 1997 and 1998 ESIP grant amounts. TWA recorded non-cash charges to salaries, wages and benefits of $26.5 million and $1.0 million in the first and third quarters of 1998, respectively, in connection with this issuance. The ESIP provides for an increase in future grants to protect against the dilutive effect of certain stock issuances by TWA. Based on issuances of common stock through December 31, 1999, additional common stock and Employee Preferred Stock will be subject to grant in an amount sufficient to increase employee ownership by 2.13% in 1999, 1.63% in 2000, 1.63% in 2001 and 1.63% in 2002 based on the combined total number of outstanding shares of common stock and Employee Preferred Stock as of the applicable July 15 grant date. If the ESIP's remaining target prices of $13.31, $14.64, $16.13 and $17.72 are realized for the years
1999 to 2002, respectively, the minimum aggregate non-cash charge for the years 1999 to 2002 would be approximately $104.8 million based upon these target prices and the number of shares of common stock and Employee Preferred Stock outstanding at December 31, 1999. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA's common stock exceeds certain target prices. In addition, a stock purchase trustee of a special purpose trust to be established has the right under the ESIP through July 15, 2002 to purchase additional shares of Employee Preferred Stock on behalf of employees in amounts up to a total of 2% of the combined total number of outstanding shares of common stock and Employee Preferred Stock, at a discount of 20% from the then current market price.

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

10.  STOCK OPTION PLANS:

     The Company's 1994 Key Employee Stock Incentive Plan (the
"KESIP"), as amended, provides for the award of incentive and nonqualified stock options for up to 14% of the Common Stock and Employee Preferred Stock outstanding as of the start of each fiscal year (approximately 9.3 million shares at January 1, 2000). Generally, options granted under the KESIP have a five year life after the final vesting period and vest at the rate of 34% upon the first anniversary of the award date, 33% upon the second and 33% upon the third anniversary of the award date. Unvested shares are subject to forfeiture under certain circumstances.

     A summary of the Company's outstanding stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                               1999                    1998                    1997
                                      ---------------------   ---------------------   ---------------------
                                                   WEIGHTED                WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE                 AVERAGE
                                                   EXERCISE                EXERCISE                EXERCISE
                                       SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                      ---------    --------   ---------    --------   ---------    --------
Outstanding at the beginning of
      year                            3,030,269     $7.28     3,342,180    $ 6.39     2,026,384     $5.61
Granted                                 835,700      4.47       547,850     10.79     2,027,155      6.80
Exercised                               (95,000)     4.64      (566,196)     4.79      (565,545)     4.66
Forfeited                              (487,789)     4.15      (293,565)     8.56      (145,814)     7.88
                                      ---------               ---------               ---------
Outstanding at end of year            3,283,180      6.92     3,030,269      7.28     3,342,180      6.39
                                      =========               =========               =========

Options exercisable at year-end       1,895,000               1,696,704               1,812,020
Weighted average fair value of
      options granted during the
      year                                $2.46                   $4.92                   $3.32

     The per share weighted average fair value of options granted during 1999, 1998, and 1997 were estimated using the Black Scholes option pricing model assuming risk-free interest rates of 6.48%, 5.09% and 5.97% in 1999, 1998 and 1997, respectively, an expected volatility factor of 71.84% in 1999, 62.59% in 1998 and 67.14% in 1997 and an
expected life of three years.

     The following table summarizes information about fixed stock options at December 31, 1999:

                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ---------------------------------------------------    ------------------------------
        RANGE               NUMBER       WEIGHTED-AVERAGE                           NUMBER
         OF               OUTSTANDING       REMAINING        WEIGHTED-AVERAGE    EXERCISABLE   WEIGHTED-AVERAGE
  EXERCISE PRICES         AT 12/31/99    CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/99    EXERCISE PRICE
  ---------------         -----------    ----------------    ----------------    -----------   ----------------
  $ 3.03 to  4.53            107,500         6.67 years           $ 3.77                  -        $    -
    4.56 to  4.88            749,450         5.60 years             4.80             92,030          4.63
    5.00 to  7.78          1,720,350         2.89 years             6.50          1,432,050          6.47
    7.79 to 10.13            204,500         3.00 years             8.45            123,650          8.47
   10.16 to 12.38            434,600         1.80 years            11.19            216,790         11.11
   12.63 to 18.37             66,780         1.44 years            14.18             30,480         15.08
                           ---------                                              ---------
  $ 3.03 to 18.37          3,283,180                                              1,895,000
                           =========                                              =========

     As permitted under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. However, pro forma disclosures as if the Company adopted the fair value based method of measurement for stock-based compensation plans under SFAS No. 123 in 1999, 1998 and 1997 are presented below.

     Had compensation cost for the Company's grants for stock-based compensation plans been determined using the fair value method under SFAS No. 123, the Company's pro forma net loss, and net loss per common share for 1999, 1998 and 1997 would approximate the amounts below (amounts in thousands except per share data):

                                       YEAR ENDED                   YEAR ENDED                    YEAR ENDED
                                    DECEMBER 31, 1999            DECEMBER 31, 1998             DECEMBER 31, 1997
                                -------------------------   ---------------------------    --------------------------
                                AS REPORTED    PRO FORMA    AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                -----------    ----------   -----------      ----------    -----------     ----------
Net loss                        $(353,402)     $(357,229)    $(120,481)      $(124,648)     $(110,835)     $(114,942)
Net loss per common
   share                        $   (5.58)     $   (5.64)    $   (2.35)      $   (2.42)     $   (2.37)     $   (2.45)

     The pro forma amounts do not give any effect to options granted prior to January 1, 1995.


11.  CONTINGENCIES:

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

12. AIRCRAFT COMMITMENTS:

     Since 1996, TWA has entered into agreements with the manufacturer and various operating lessors to acquire a total of 27 B-757 aircraft. As of December 31, 1999, TWA has taken delivery of 26 B-757 aircraft with ten of those aircraft delivered in 1999. The final B-757 aircraft under these agreements was delivered in January 2000. Of the 27 B-757 aircraft, 25 are leased by TWA and two are owned by TWA with 80% financing.

     The Company has entered into an agreement for operating leases for one additional B-767-300ER and three additional B-757-200 aircraft. The B-767-300ER was delivered in August 1999.

     In 1996, TWA entered into an agreement to acquire from Boeing 15 new MD-83s, to be financed by long-term leases. The final aircraft under this agreement was received in February 1999.

     In April 1998, TWA entered into an agreement with Boeing to acquire 24 additional new MD-83 aircraft and obtained commitments for lease financing for these aircraft. TWA has received all 24 aircraft as of December 31, 1999.

     In December 1998, TWA signed letters of intent to acquire an additional 125 new Boeing and Airbus aircraft and options for an additional 125 Boeing and Airbus aircraft. TWA finalized the terms of the purchase orders for 50 Boeing 717-200 aircraft in June of 1999 and the terms of options for an additional 50 B717-200 aircraft and definitive agreements were signed at that time. Financing agreements on these B717-200 aircraft were also finalized in June of 1999. The first 717-200 aircraft was delivered in February 2000. Both the Boeing 717 and the Airbus 318 and "A320 Family" financing commitments are subject to a "material adverse change" clause. Those provisions are comparable to those contained in prior agreements for the acquisition of B757 and MD-80 aircraft. Such provisions generally allow the manufacturer to withdraw the financing commitment on one or more undelivered aircraft in the event there is a material adverse change in the financial condition of TWA which would adversely affect TWA's ability to perform under the purchase order, financing documentation or any related transaction. In the event Boeing or Airbus withdraws its financing commitment with respect to one or more of the aircraft, TWA has a comparable right to terminate the purchase order for those aircraft.

     In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75 "A320 Family" aircraft and definitive agreements were signed at that time. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million; no further predelivery payments will be required until 2002. Financing agreements on these aircraft were also finalized in December of 1999. Deliveries of the firm 38 aircraft are scheduled to commence in 2004. Terms and conditions of the lease of the remaining 12 A318 aircraft announced in December 1998 are subject to further negotiation and the signing of definitive agreements with an operating lessor. Finalizing of orders for the remaining 25 "A320 Family" aircraft is currently under negotiation; TWA anticipates that it will be required to pay in 2000 approximately $7.0 million in predelivery payments for these aircraft.
These aircraft would primarily replace B-727, DC-9 and MD-80 aircraft currently in TWA's fleet.

     In 1989, TWA entered into agreements with AVSA, S.A.R.L.
("Airbus") and Rolls Royce plc relating to the purchase of ten A330-300 wide-body aircraft and related engines, spare parts and equipment. These agreements have been terminated by mutual agreement of all parties.

     In April 1999, TWA sold and leased back four Boeing 767-200 aircraft and completed a sale/leaseback in July 1999. These five Boeing 767-200 aircraft will be replaced with three Boeing 767-300 aircraft from the same aircraft lessor. As of December 31, 1999, two B-767-200 aircraft had been returned and one B-767-300 aircraft has been leased.
The three additional B-767-200 aircraft will be returned in 2000. The two additional B-767-300 aircraft will be delivered in 2000. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.

     TWA elected to comply with the transition requirements of the Noise Act by adopting the Stage 2 aircraft phase-out/retrofit option, which required that 50% of its base level (December 1990) Stage 2 fleet be phased-out/retrofitted by December 31, 1996. To comply with the 1996 requirement, the Company retrofitted, by means of engine hush-kits, 30 of its DC-9 aircraft at an aggregate cost of approximately $55.5 million, most of which was financed by lessors with repayments being facilitated through increased rental rates or lease term extensions.
TWA complied with the transition requirements for December 31, 1998, by having 75% of its fleet meet Stage 3 requirements through the grounding of older Stage 2 aircraft in combination with the acquisition of Stage 3 aircraft. On December 31, 1999, 100% of TWA's fleet met Stage 3 requirements as required.


13. EXTRAORDINARY ITEMS:

     In 1999, the Company recorded extraordinary non-cash charges of approximately $0.9 million related to the premium on the early retirement of 11 3/8% Secured Notes and the 10 1/4% Secured Notes which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Secured Notes and all of the collateral securing the 10 1/4% Secured Notes.

     The Company recorded extraordinary non-cash charges of approximately $13.1 million in 1998, and $9.9 million in 1997 due to the early extinguishment of a portion of the PBGC Notes as a result of Karabu applying approximately $148.3 million in 1998 and $70.3 million in 1997 in ticket proceeds as prepayments on the PBGC Notes. In
December 1998, the PBGC Notes were paid in full.

     In 1997, the Company consummated a privately negotiated exchange with a significant holder of the 12% Senior Secured Reset Notes which resulted in the return to the Company of approximately $51.8 million in 12% Senior Secured Reset Notes and approximately $1.4 million in accrued interest thereon in exchange for the issuance of approximately 7.7 million in shares of the Company's common stock. As a result of the exchange of the 12% Senior Secured Reset Notes, the Company recorded an extraordinary non-cash charge of $7.2 million in 1997 representing the difference between the fair value of the common stock issued (based upon the trading price of the Company's common stock on the date of exchange) and the carrying value of the 12% Senior Secured Reset Notes retired. During December 1997, the Company prepaid the remaining 12% Senior Secured Reset Notes, incurring an extraordinary non-cash charge of $3.9 million relative to the write off of the unamortized discount on the Notes.


14.  SPECIAL CHARGES AND OTHER NONRECURRING ITEMS:

     The 1999 and 1998 operating loss includes approximately $176.8 million and $42.6 million, respectively, in special charges associated with the Company's ongoing fleet renewal program, route restructuring and elimination of excess overhead items.

     As part of TWA's continuing strategy to update its existing aircraft fleet with newer, more modern equipment, management has made the decision to set down and return a number of older aircraft currently under lease agreements. In order to comply with the lease return conditions contained in the respective lease agreements, these aircraft are expected to require additional costs at lease termination. Accordingly, in 1999 and 1998, the Company recorded a charge of $5.8 million and $25.0 million, respectively, which represents management's best estimate of these costs. These costs are expected to be paid by the Company over the next 18 months.

     At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance for approximately 700 operational, management and administrative employees. During 1999, the Company incurred approximately $4.2 million of expenditures related to those provisions. The Company continues to expect severance costs of $6.6 million to be paid to the affected respective employees during the first half of 2000 due to these changes in operations.

     During 1999, however, the plans related to restructuring international operations were overtaken by the serious deterioration in performance on the JFK to Madrid, Barcelona, and Rome routes. In the fourth quarter of 1999, the decision was made by the Board of Directors to close these three routes. TWA established a provision related to these closures of approximately $91.6 million which included $79.3 million write-off of the value of the routes, and $12.3 million primarily related to government-mandated employee severance for approximately 200 operational, management and administrative employees. The Company expects these severance costs to be paid during 2000.

     The 1998 special charges include:

                                                                          Amount
                                              Amount Charged           Paid Through                 Other              Accrual at
                                                  in 1998            December 31, 1999           Adjustments       December 31, 1999
                                              --------------         -----------------           -----------       -----------------
Severance                                         $  17.4                  $  4.0                  $  6.8               $  6.6
Other costs                                           0.2                     0.2                       -                    -
                                              --------------         -----------------           -----------       -----------------
                                                  $  17.6                  $  4.2                  $  6.8               $  6.6
                                              ==============         =================           ===========       =================

     Other adjustments include changes in management's initial estimates of the 1998 restructuring costs due to international regulatory involvement which precluded the Company from carrying out its original restructuring plan.

     The 1999 special charges include:

                                                                          Amount
                                              Amount Charged           Paid Through                 Other              Accrual at
                                                  in 1998            December 31, 1999           Adjustments       December 31, 1999
                                              --------------         -----------------           -----------       -----------------
Severance                                         $  11.4                 $     -                   $   -               $  11.4
Other costs                                           0.9                       -                       -                   0.9
                                              --------------         -----------------           -----------       -----------------
                                                  $  12.3                 $     -                   $   -               $  12.3
                                              ==============         =================           ===========       =================

     The 1999 operating loss included additional special charges and nonrecurring items, primarily as follows:

     (1) Approximately $74.2 million to reflect the write-off of the carrying value of TWA's New York to Paris/Tel Aviv, New York to Lisbon and New York to Milan route authorities, the values of which, based upon expected future cash flows, have been determined to be impaired,
     (2) Approximately $5.0 million to reflect the write-off of the carrying value of TWA's leasehold improvements and equipment costs as a result of the decision to terminate the lease at JFK Terminal 6,
     (3) Approximately $7.0 million to reflect the reduction in carrying value of TWA's engines and spare parts inventory which relate to aircraft retired in 1999.

15.  DISPOSITION OF ASSETS:

     The Company has included in Investments, Receivables and Other the net book value of its grounded L-1011 and B-747 aircraft as such aircraft have been retired from service and are currently held for sale. The carrying value of such assets was $10.2 million and $19.7 million at December 31, 1999 and 1998, respectively.

     Disposition of assets resulted in a net loss of $5.2 million in 1999 and net gains of $20.1 million and $16.0 million in 1998 and 1997, respectively.

     In 1999, the net loss included a loss from the sale and leaseback of B767 aircraft partially offset by gains from the sale of L-1011 and B727 aircraft and engines, spare L-1011 and DC9-10 engines, the sale of a L-1011 simulator and the sale of TWA's investment in SatoTravel, a company which provides ticketing services.

     In 1998, TWA recorded gains of $20.1 million in connection with the sale of spare flight equipment, aircraft, engines and other miscellaneous property which had been retired from active service.

     In 1997, TWA recorded gains of $7.4 million in connection with the sale of three gates at Newark International Airport and $8.6 million in connection with the sale of spare flight equipment, aircraft, engines and other miscellaneous property.



16.  OTHER CHARGES AND CREDITS-NET:


                                                                                        YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------------
                                                                          1999                    1998                    1997
                                                                        --------                --------                --------
                                                                                         (AMOUNTS IN THOUSANDS)
Provisions for losses resulting from claims and litigation
   judgments against TWA                                                $  1,349                $  1,329                $    143
Foreign currency transaction losses-net                                      271                     200                     578
Finance charge income earned on receivables carried by TWA                (6,565)                 (7,666)                 (8,112)
Credits related to settlement of various contract disputes,
   litigation and other matters                                                -                 (13,693)                   (289)
Credits related to vendor discounts applied net of late payment
   Fees                                                                   (2,075)                 (2,692)                 (4,810)
Equity in earnings of TWA's investment in Worldspan
   (Note 3)                                                              (24,571)                 (9,100)                (11,305)
Gain on sale of Equant certificates                                      (32,002)                      -                       -
Gain on sale of Priceline.com warrants                                   (20,179)                      -                       -
Miscellaneous other nonoperating charges-net                               1,002                   1,776                     368
                                                                        --------                --------                --------
      Total Other Charges and Credits-net                               $(82,770)               $(29,846)               $(23,427)
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

                                                           YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                  1999              1998              1997
                                               ----------        ----------        ----------
Operating Revenues (in millions):
   Domestic                                    $  2,945.1        $  2,841.5        $  2,809.7
   International                                    363.6             417.6             518.3
                                               ----------        ----------        ----------
   Total                                       $  3,308.7        $  3,259.1        $  3,328.0
                                               ==========        ==========        ==========

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


18.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures with regards to fair values of all financial instruments, whether recognized or not recognized in the balance sheet, subject to certain exceptions. Solely for purposes of complying with this accounting standard, the Company has estimated the fair value of certain of its financial instruments, as further described below. Because no market exists for a significant portion of TWA's financial instruments, fair value estimates provided below are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The discussion of financial instruments below conforms with the presentation in the Consolidated Balance Sheets and relates to the amounts at December 31, 1999 and 1998.

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

     TWA holds additional depository certificates that may become convertible into 240,176 shares of Equant. Due to present restrictions on their transferability, these certificates are not marketable under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     Therefore, the Company's investment is carried at cost (which is nominal) on the consolidated balance sheet at December 31, 1999. The shares underlying the value of these certificates had an estimated fair value of approximately $26.7 million at December 31, 1999, based upon the trading price of Equant's common shares.

(c) Accounts payable and other accrued liabilities: The carrying amounts of these liabilities are estimated to approximate fair value due to the generally short maturities of these instruments.

(d) Debt: The Company believes the fair value of publicly traded debt, which had a carrying value of approximately $288.7 million and $288.5 million at December 31, 1999 and 1998, respectively, was approximately $163.0 million and $192.8 million on those dates. The Company believes the fair value of the remaining debt, which had an aggregate carrying value of approximately $379.3 million and $395.4 million at December 31, 1999 and 1998, respectively, was approximately $356.7 million and $393.5 million on those dates.

     In connection with credit card sales, the Company has agreed to maintain specified levels of deposits or a letter of credit. As of December 31, 1999, a letter of credit of $20.0 million had been issued for the Company's benefit to provide the required level of deposits.


19.  FUEL PRICE RISK MANAGEMENT

     From time to time, TWA enters into fuel swap contracts to protect against significant increases in jet fuel prices. Under the agreements, the Company receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on fuel swap agreements would be recognized immediately were the changes in market value of the agreements to cease to have a high correlation to the price changes of the fuel being hedged.

     At December 31, 1999, TWA did not hold any contracts to hedge the cost of fuel.

     At December 31, 1998, TWA had agreements with broker-dealers to exchange payments on approximately 26 million gallons of fuel products, which represented a minor portion of the Company's fuel requirements in the first six months of 1999. The fair value of the Company's fuel swap agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $1.8 million.

20.  SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED):

Selected consolidated financial data (unaudited) for each quarter within 1999 and 1998 are as follows:


                                                                   FIRST            SECOND             THIRD            FOURTH
                                                                  QUARTER           QUARTER           QUARTER           QUARTER
                                                                 ---------         ---------         ---------         ---------
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31, 1999
Operating revenues                                               $ 764,588         $ 865,993         $ 876,426         $ 801,705
                                                                 =========         =========         =========         =========
Operating income (loss)                                          $ (37,586)        $  18,370         $ (58,929)        $(269,498)
                                                                 =========         =========         =========         =========
Disposition of assets, gains (losses) - net                      $   2,010         $  (3,757)        $   1,031         $  (4,470)
                                                                 =========         =========         =========         =========
Income (loss) before extraordinary items                         $ (21,558)        $  (5,343)        $ (53,690)        $(271,945)
                                                                 =========         =========         =========         =========
Extraordinary items                                              $       -         $    (866)        $       -         $       -
                                                                 =========         =========         =========         =========
Net income (loss)                                                $ (21,558)        $  (6,209)        $ (53,690)        $(271,945)
                                                                 =========         =========         =========         =========
Per share amounts:
   Basic:
      Earnings (loss) before extraordinary items                 $   (0.42)        $   (0.17)        $   (0.87)        $   (3.97)
                                                                 =========         =========         =========         =========
      Extraordinary items                                        $       -         $   (0.01)        $       -         $       -
                                                                 =========         =========         =========         =========
      Net income (loss)                                          $   (0.42)        $   (0.18)        $   (0.87)        $   (3.97)
                                                                 =========         =========         =========         =========
   Diluted:
      Net income (loss)                                          $   (0.42)        $   (0.18)        $   (0.87)        $   (3.97)
                                                                 =========         =========         =========         =========

YEAR ENDED DECEMBER 31, 1998
Operating revenues                                               $ 765,389         $ 883,536         $ 863,158         $ 747,064
                                                                 =========         =========         =========         =========
Operating income (loss)                                          $ (68,707)        $  45,548         $  23,694         $ (65,694)
                                                                 =========         =========         =========         =========
Disposition of assets, gains (losses) - net                      $   6,997         $  11,810         $   2,100         $    (820)
                                                                 =========         =========         =========         =========
Income (loss) before extraordinary items                         $ (54,140)        $  24,750         $    (923)        $ (77,099)
                                                                 =========         =========         =========         =========
Extraordinary items                                              $  (1,380)        $  (5,256)        $  (4,390)        $  (2,043)
                                                                 =========         =========         =========         =========
Net income (loss)                                                $ (55,520)        $  19,494         $  (5,313)        $ (79,142)
                                                                 =========         =========         =========         =========
Per share amounts:
   Basic:
      Earnings (loss) before extraordinary items                 $   (1.04)        $     .33         $    (.11)        $   (1.27)
                                                                 =========         =========         =========         =========
      Extraordinary items                                        $    (.02)        $    (.09)        $    (.07)        $    (.03)
                                                                 =========         =========         =========         =========
      Net income (loss)                                          $   (1.06)        $     .24         $    (.18)        $   (1.30)
                                                                 =========         =========         =========         =========
   Diluted:
      Net income (loss)                                          $   (1.06)        $     .21         $    (.18)        $   (1.30)
                                                                 =========         =========         =========         =========

     The results for each period include all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. Although significant progress has been made, TWA's air transportation business is seasonal with the second and third quarters of the calendar year historically producing better operating results than the first and fourth quarters.

     The results for the fourth quarter of 1999 and 1998 include special charges of $176.8 million and $42.6 million, respectively (see Note 14). Additionally, the fourth quarter 1998 results include a favorable accrual adjustment to salaries, wages and benefits of approximately $8.0 million as a result of changes in estimates.

                                                                                            SCHEDULE II


                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                      VALUATION AND QUALIFYING ACCOUNTS
                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                           (AMOUNTS IN THOUSANDS)


                      COLUMN A                            COLUMN B    COLUMN C   COLUMN D     COLUMN E
-----------------------------------------------------   ------------ ---------- ----------   ----------
                                                                      ADDITIONS
                                                         BALANCE AT  CHARGED TO              BALANCE AT
                                                        BEGINNING OF   COSTS &                 END OF
                     DESCRIPTION                           PERIOD     EXPENSES  DEDUCTIONS     PERIOD
-----------------------------------------------------   ------------ ---------- ----------   ----------
YEAR ENDED DECEMBER 31, 1999

   Reserves deducted from assets to which they apply:

     Allowance for doubtful accounts                       $14,459     $4,698   $ 5,623<Fa>    $13,534
                                                           =======     ======   =======        =======
     Allowance for obsolescence                            $20,554     $1,780   $ 4,822        $17,512
                                                           =======     ======   =======        =======

YEAR ENDED DECEMBER 31, 1998

   Reserves deducted from assets to which they apply:

     Allowance for doubtful accounts                       $ 9,334     $5,711   $   586<Fa>    $14,459
                                                           =======     ======   =======        =======
     Allowance for obsolescence                            $19,176     $1,804   $   426        $20,554
                                                           =======     ======   =======        =======

YEAR ENDED DECEMBER 31, 1997

   Reserves deducted from assets to which they apply:

     Allowance for doubtful accounts                       $12,939     $2,457   $ 6,062<Fa>    $ 9,334
                                                           =======     ======   =======        =======
     Allowance for obsolescence                            $29,463     $1,635   $11,922        $19,176
                                                           =======     ======   =======        =======


--------------

<Fa> Accounts written off, less recoveries.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2000                  TRANS WORLD AIRLINES, INC.


                                   By:  /s/ William F. Compton
                                        ----------------------
                                        President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                             Date
         ---------                        -----                             ----
/s/ William F. Compton        Director, President and Chief           February 22, 2000
----------------------------  Executive Officer (Principal
William F. Compton            Executive Officer)


/s/ Michael J. Palumbo        Executive Vice President and Chief      February 22, 2000
----------------------------  Financial Officer (Principal
Michael J. Palumbo            Financial Officer and Principal
                              Accounting Officer)

<F*>/s/ John W. Bachmann      Director                                February 22, 2000
----------------------------
John W. Bachmann


<F*>/s/ Eugene P. Conese      Director                                February 22, 2000
----------------------------
Eugene P. Conese


                              Director                                February 22, 2000
----------------------------
Sherry L. Cooper


<F*>/s/ Gerald L. Gitner      Director                                February 22, 2000
----------------------------
Gerald L. Gitner


<F*>/s/ Edgar M. House        Director                                February 22, 2000
----------------------------
Edgar M. House


<F*>/s/ Thomas H. Jacobsen    Director                                February 22, 2000
----------------------------
Thomas H. Jacobsen




<F*>/s/ Myron Kaplan          Director                                February 22, 2000
----------------------------
Myron Kaplan


<F*>/s/ David M. Kennedy      Director                                February 22, 2000
----------------------------
David M. Kennedy


<F*>/s/ Merrill A. McPeak     Director                                February 22, 2000
----------------------------
Merrill A. McPeak


<F*>/s/ Thomas F. Meagher     Director                                February 22, 2000
----------------------------
Thomas F. Meagher


                              Director                                February 22, 2000
----------------------------
William O'Driscoll


<F*>/s/ Robert A. Pastore     Director                                February 22, 2000
----------------------------
Robert A. Pastore


<F*>/s/ G. Joseph Reddington  Director                                February 22, 2000
----------------------------
G. Joseph Reddington


<F*>/s/ Blanche M. Touhill    Director                                February 22, 2000
----------------------------
Blanche M. Touhill




<F*>By:/s/ Kathleen A. Soled
       ---------------------
         Attorney-in-fact


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

<F*>3(ii)    Amended and Restated By-Laws of Trans World Airlines,
             Inc., effective September 28, 1999 (Exhibit 3 (ii) to
             9/30/99 10-Q)

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

                                  Ex-1

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

                                  Ex-2

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

<F*>4.27     Aircraft Sale and Note Purchase Agreement dated as of
             April 9, 1998 among TWA, First Security Bank, National Association, as Owner Trustee and Seven Sixty Seven Leasing, Inc. (Exhibit No. 4.27 to Registrant's Registration Statement on Form S-4, No. 333-59405)

<F*>4.28     Indenture dated as of April 21, 1998 by and between TWA
             and First Security Bank, National Association, as Trustee, relating to TWA's 11 3/8% Senior Secured Notes due 2003 (Exhibit No. 4.28 to Registrant's Registration Statement on Form S-4, No. 333-59405)

<F*>4.29     Form of 11 3/8% Senior Secured Notes due 2003 (contained
             as Exhibit 1 to Rule 144A/Regulation S Appendix to
             Indenture in Exhibit 4.28)

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

                                  Ex-3

<F*>10.1.1   Asset Purchase Agreement, dated as of November 4, 1993,
             between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.2   Equipment Operating Lease Agreement, dated November 4, 1993, between TWA and St. Louis (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.3   Cargo Use Amendment, dated November 4, 1993, between TWA
             and St. Louis (Exhibit F to the Asset Purchase Agreement)
             (Exhibit 10.2 to 9/93 10-Q)

<F*>10.1.4   Use Amendment 1993, dated November 4, 1993, between TWA
             and St. Louis (Exhibit E to the Asset Purchase Agreement)
             (Exhibit 10.2 to 9/93 10-Q)

<F*>10.2.1   Amendment Number One to the Note Purchase and Security
             Agreement, dated October 26, 1993, between TWA and Rolls-
             Royce (Exhibit 10.3 to 9/93 10-Q)

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

                                  Ex-4

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

<F*>10.11.3  Lease Agreement, dated as of March 31, 1994 between
             Mitsui & Co. (U.S.A.), Inc. and TWA with respect to aircraft N950U and N953U (Exhibit 10.21.3 to Registrant's Registration Statement on Form S-4, No. 33-84944)

                                  Ex-5

<F*>10.11.4  Aircraft Purchase Agreement between TWA and McDonnell
             Douglas Finance Corporation, dated March 31, 1994, with respect to aircraft N951U (Exhibit 10.21.4 to Registrant's Registration Statement on Form S-4, No.
             33-84944)

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

<F*>10.13.1  Agreement for Purchase and Sale dated as of August 29,
             1994, between TWA and Travel Marketing Holding
             Corporation (Exhibit 10.28.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.14.1  Addendum to Stock Purchase Agreement (identified in 10.29.2)
             dated October 31, 1994 (Exhibit 10.29.3 to 9/94 10-Q)

<F*>10.14.2  Addendum to Stock Purchase Agreement (identified in 10.29.2)
             dated November 2, 1994 (Exhibit 10.29.4 to 9/94 10-Q)

<F*>10.15.1  Form of Agreement dated as of August 31, 1994, between
             TWA and the Air Line Pilots Association, International (Exhibit 10.31.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.15.2  Form of Agreement dated as of September 1, 1994, between
             TWA and the International Association of Machinists and Aerospace Workers (Exhibit 10.31.2 to Registrant's
             Registration Statement on Form S-4, No. 33-84944)

<F*>10.15.3  Form of Agreement dated as of September 1, 1994, between
             TWA and the Independent Federation of Flight Attendants (Exhibit 10.31.3 to Registrant's Registration Statement on Form S-4, No. 33-84944)

                                  Ex-6

<F*>10.15.4  Form of Agreement dated as of September 1, 1994, between
             TWA and the Transport Workers Union of America (Exhibit
             10.31.4 to 9/94 10-Q)

<F*>10.16.1  Trust Agreement dated as of August 24, 1994 between and among TWA, the International Association of Machinists and Aerospace Workers, the Independent Federation of Flight Attendants, the Air Line Pilots Association, International, United States Trust Company of New York (Exhibit 10.32.1 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.16.2  Stock Pledge and Intercreditor Agreement dated as of
             August 24, 1994 among TWA, TWA Stock Holding Company, Inc. and United States Trust Company of New York (Exhibit
             10.32.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.17.1  Key Employee Stock Incentive Plan (Exhibit 10.33.1 to
             Registrant's Registration Statement on Form S-4, No.
             33-84944)

<F*>10.17.2  Form of Option Agreements for options issued pursuant to the 1994 Key Employee Stock Incentive Plan (Exhibit
             10.33.2 to Registrant's Registration Statement on Form S-4, No. 33-84944)

<F*>10.18    Extension, Refinancing and Consent Agreement between TWA,
             Karabu Corp, Pichin Corp, and Carl C. Icahn and the
             "Icahn Entities" dated as of June 14, 1995 (Exhibit 10.37 to 9/95 10-Q)

<F*>10.19.1  Karabu Ticket Program Agreement between TWA and Karabu Corp.
             dated as of June 14, 1995 (Exhibit 10.37.1 to 12/95 10-K)

<F*>10.20    Trans World Airlines, Inc. Stock Purchase Warrant to
             Purchase Shares of Common Stock, dated August 23, 1995
             (Exhibit 10.38 to 9/95 10-Q)

<F*>10.21    Stand-By Purchase Agreement dated as of August 8, 1995
             between Trans World Airlines, Inc., M.D. Sass
             Re/Enterprise Partners L.P., a Delaware limited partnership and M.D. Sass Re/Enterprise International
             Ltd. a British Virgin Islands Company (Exhibit 10.39 to
             9/95 10-Q)

<F*>10.22    Voucher Purchase Agreement dated as of October 18, 1995
             between TWA and M.D. Sass Re/Enterprise Partners L.P., a
             Delaware limited partnership and M.D. Sass Re/Enterprise
             International Ltd. a British Virgin Islands Company
             (Exhibit 10.40 to 9/95 10-Q)

<F*>10.23    Purchase Agreement, dated February 9, 1996 between The
             Boeing Company and TWA relating to Boeing Model 757-231
             Aircraft (Purchase Agreement Number 1910) (Exhibit 10.48 to 12/31/95 Form 10-K/A)

<F*>10.24    Employee Stock Incentive Program dated as of August 23,
             1995 by TWA (Exhibit 10.49 to 12/31/95 Form 10-K)

<F*>10.25    Trans World Airlines, Inc. 1995 Outside Directors' Stock
             Ownership and Stock Option Plan (Exhibit 10.51 to
             Registrant's Registration Statement on Form S-3, No.
             333-04977)

                                  Ex-7

<F*>10.26    Agreement dated as of October 1, 1996 between the Company
             and Michael J. Palumbo (Exhibit 10.34 to 12/31/96 Form 10-K)

<F*>10.27    Consulting Agreement between the Company and David M.
             Kennedy dated as of June 6, 1997 (Exhibit 10.1 to 6/97
             Form 10-Q)

<F*>10.28.1  Pledge and Security Agreement dated as of December 9,
             1997 from the Company to First Security Bank, National Association, as Collateral Agent, in connection with the 11 1/2% Senior Secured Notes due 2004 (Exhibit 10.46.1 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.28.2  Acquired Slot Trust Agreement Declaration of Trust dated as of December 9, 1997 between the Company and First Security Bank, National Association, as Slot Trustee, in connection with the 11 1/2% Senior Secured Notes due 2004 (Exhibit 10.46.2 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.28.3  Master Sub-License Agreement dated as of December 9, 1997 between the Company and First Security Bank, National Association, in connection with the 11 1/2% Senior
             Secured Notes due 2004 (Exhibit 10.46.3 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>>10.28.4 Collateral Pledge and Security Agreement dated as of
             December 9, 1997 between the Company and First Security Bank, National Association, as Trustee, in connection with the 11 1/2% Senior Secured Notes due 2004 (Exhibit
             10.46.4 to Registrant's Registration Statement on Form S-4, No. 333-44661)

<F*>10.29.1  Form of Letter Agreement between TWA and executive officers (continuing employment) (Exhibit 10.1 to 3/97
             Form 10-Q)

<F*>10.29.2  Form of Letter Agreement between TWA and executive officers (new hire) (Exhibit 10.2 to 3/97 Form 10-Q)

<F*>10.30    Change in Control Agreement for executive officers
             (Exhibit 10.49 to 12/31/98 10-K)

<F*>10.31    Agreement between TWA and the Air Line Pilots
             Association, International effective September 1, 1998

<F*>10.32    Agreement between TWA and Flight Dispatch Officers and
             Assistant Flight Dispatch Officers effective March 1,
             1999

<F*>10.33    Agreement between TWA and the International Brotherhood
             of Teamsters effective October 26, 1998

<F*>10.34    Purchase Agreement between McDonnell Douglas Corporation
             and TWA for 24 MD-83 aircraft dated April 13, 1998

<F*>10.35    Consulting Agreement dated as of May 19, 1999 between TWA
             and Gerald L. Gitner (Exhibit 10.1 to 6/30/99 10-Q)

                                  Ex-8

<F*>10.36    Employment Agreement dated as of May 19, 1999 between TWA
             and William F. Compton (Exhibit 10.2 to 6/30/99 10-Q)

<F*>10.37    Amendment Agreement dated as of May 24, 1999 between TWA
             and Michael J. Palumbo (Exhibit 10.3 to 6/30/99 10-Q)

<F*>10.38    Separation Agreement dated as of June 24, 1999 between
             TWA and James F. Martin (Exhibit 10.4 to 6/30/99 10-Q)

<F*>10.39    Purchase Agreement between McDonnell Douglas Corporation
             and TWA for Fifty 717-231 aircraft (Exhibit 10.1 to
             9/30/99 10-Q)

    11       Statement of Computation of Per Share Earnings

    12 Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

    21       Subsidiaries of the Registrant

    23.1     Consent of KPMG LLP

    24       Powers of Attorney

    27       Financial Data Schedule

[FN]
-----------------
<F*>    Incorporated by reference


                                  Ex-9