Form 10-K/A
period 1999-12-31
TRANS WORLD AIRLINES INC /NEW/
filed 2000-02-24
CIK 278327

=============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                            ----------------
                            FORM 10-K/A No. 1
              /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1999

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

      The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000 offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have recently increased substantially, with prices currently at their highest level in nine years. The Company has not hedged the cost of any of its future fuel requirements and accordingly, until such prices abate or unless the fuel surcharge previously imposed by the Company is sufficient to cover such higher costs, such additional costs will adversely affect its operating results. Due to seasonal factors, the Company has historically suffered its greatest losses and the Company's cash balances during the first quarter of each year are typically lower than in other periods. These seasonal factors when combined with the trend of unfavorable year over year quarterly operating comparisons experienced by the Company in 1999 are expected to continue in the first quarter of 2000. The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan and Equant.
For a discussion of key initiatives in the Company's strategic plan. See "Item 1, Business - Business Strategy."


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

      The Company estimates that the total cost to complete the remediation of its information technology systems was approximately $15.1 million, which was approximately 15% of the Company's total information technology budget for the two years during which the project was completed. TWA will keep its year 2000 technical team in place to continue to monitor its operations.


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



                              TRANS WORLD AIRLINES, INC.


Dated:  February 24, 2000     By:  /s/ Michael J. Palumbo
                              ----------------------------------
                              Michael J. Palumbo
                              Executive Vice President and Chief
                              Financial Officer (Duly authorized
                              representative of registrant)

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

<F*>/s/ John W. Bachmann      Director                                February 22, 2000
----------------------------
John W. Bachmann


<F*>/s/ Eugene P. Conese      Director                                February 22, 2000
----------------------------
Eugene P. Conese


<F*>/s/ Sherry L. Cooper      Director                                February 22, 2000
----------------------------
Sherry L. Cooper


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




<F*>/s/ Myron Kaplan          Director                                February 22, 2000
----------------------------
Myron Kaplan


<F*>/s/ David M. Kennedy      Director                                February 22, 2000
----------------------------
David M. Kennedy


<F*>/s/ Merrill A. McPeak     Director                                February 22, 2000
----------------------------
Merrill A. McPeak


<F*>/s/ Thomas F. Meagher     Director                                February 22, 2000
----------------------------
Thomas F. Meagher


<F*>/s/ William O'Driscoll    Director                                February 22, 2000
----------------------------
William O'Driscoll


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
