Form 10-Q
period 2000-03-31
TRANS WORLD AIRLINES INC /NEW/
filed 2000-05-15
CIK 278327

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                      --------------------------

                               FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      --------------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AS OF
                    CLASS                   APRIL 28, 2000
            -----------------------       -----------------
            Common Stock, par value
            $0.01 per share                  66,440,286

========================================================================

                               PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CONSOLIDATED OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                       (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                         (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                           ----------------------------------
                                                              2000                     1999
                                                           ---------                 --------
Operating revenues:
   Passenger                                               $ 732,619                 $686,442
   Freight and mail                                           24,404                   25,264
   All other                                                  51,973                   52,882
                                                           ---------                 --------
         Total                                               808,996                  764,588
                                                           ---------                 --------
Operating expenses:
   Salaries, wages and benefits                              332,150                  308,841
   Aircraft fuel and oil                                     140,464                   72,617
   Passenger sales commissions                                31,228                   44,605
   Aircraft maintenance materials and repairs                 25,521                   38,292
   Depreciation and amortization                              33,127                   37,315
   Aircraft rent                                             132,527                   90,347
   Other rent and landing fees                                48,877                   46,995
   All other                                                 169,023                  163,162
                                                           ---------                 --------
         Total                                               912,917                  802,174
                                                           ---------                 --------

Operating loss                                              (103,921)                 (37,586)
                                                           ---------                 --------
Other charges (credits):
   Interest expense                                           24,557                   24,961
   Interest and investment income                             (2,135)                  (3,173)
   Disposition of assets, gains and losses-net                (2,275)                  (2,010)
   Other charges and credits-net                             (29,630)                 (31,302)
                                                           ---------                 --------
         Total                                                (9,483)                 (11,524)
                                                           ---------                 --------

Loss before income taxes and cumulative effect of
   accounting change                                         (94,438)                 (26,062)
Income tax benefits                                          (31,159)                  (4,504)
                                                           ---------                 --------
Loss before cumulative effect of accounting change           (63,279)                 (21,558)
Cumulative effect of accounting change                       (12,844)                       -
                                                           ---------                 --------
Net loss                                                     (76,123)                 (21,558)
Preferred stock dividend requirements                          5,416                    5,863
                                                           ---------                 --------
Loss applicable to common shares                           $ (81,539)                $(27,421)
                                                           =========                 ========

Basic and diluted earnings per share amounts:
   Loss before cumulative effect of accounting change      $   (0.98)                $  (0.42)
   Cumulative effect of accounting change                      (0.18)                       -
                                                           ---------                 --------
   Net loss                                                $   (1.16)                $  (0.42)
                                                           =========                 ========

                       See notes to consolidated financial statements

                          TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND DECEMBER 31, 1999
                                    (AMOUNTS IN THOUSANDS)

                                            ASSETS


                                                             MARCH 31,            DECEMBER 31,
                                                               2000                   1999
                                                           -----------            ------------
                                                           (UNAUDITED)

Current assets:
   Cash and cash equivalents                               $  165,162              $  180,443
   Receivables, less allowance for doubtful accounts,
      $13,503 in 2000 and $13,534 in 1999                     236,564                 155,070
   Spare parts, materials and supplies, less allowance
      for obsolescence, $17,424 in 2000 and $17,512
      in 1999                                                 101,282                 101,179
   Prepaid expenses and other                                  99,001                  53,197
                                                           ----------              ----------
               Total                                          602,009                 489,889
                                                           ----------              ----------

Property:
   Property owned:
         Flight equipment                                     336,795                 433,710
         Prepayments on flight equipment                       64,815                  45,810
         Land, buildings and improvements                      76,603                  77,021
         Other property and equipment                          91,541                  90,115
                                                           ----------              ----------
            Total property owned                              569,754                 646,656
         Less accumulated depreciation                        167,898                 161,153
                                                           ----------              ----------
            Property owned-net                                401,856                 485,503
                                                           ----------              ----------

   Property held under capital leases:
         Flight equipment                                     175,344                 176,094
         Land, buildings and improvements                      52,418                  50,321
         Other property held under capital leases               7,563                   7,096
                                                           ----------              ----------
            Total property held under capital leases          235,325                 233,511
         Less accumulated amortization                        134,991                 127,845
                                                           ----------              ----------
            Property held under capital leases-net            100,334                 105,666
                                                           ----------              ----------
               Total property-net                             502,190                 591,169
                                                           ----------              ----------

Investments and other assets:
   Investments in affiliated companies                         93,305                  82,901
   Investments, receivables and other                         140,785                 133,973
   Routes, gates and slots-net                                178,131                 181,983
   Reorganization value in excess of amounts allocable
      to identifiable assets-net                              646,779                 657,267
                                                           ----------              ----------
               Total                                        1,059,000               1,056,124
                                                           ----------              ----------

                                                           $2,163,199              $2,137,182
                                                           ==========              ==========


                       See notes to consolidated financial statements

                         TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND DECEMBER 31, 1999
                       (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                              MARCH 31,              DECEMBER 31,
                                                                2000                     1999
                                                             -----------             ------------
                                                             (UNAUDITED)

Current liabilities:
   Current maturities of long-term debt                      $  171,869               $   67,080
   Current obligations under capital leases                      39,677                   38,664
   Advance ticket sales                                         303,032                  198,722
   Accounts payable, principally trade                          316,917                  263,624
   Accounts payable to affiliated companies                       5,819                    6,250
   Accrued expenses:
         Employee compensation and vacations earned             140,711                  149,701
         Contributions to retirement and pension trusts          21,288                   15,165
         Interest on debt and capital leases                     13,546                   14,235
         Taxes                                                   14,684                   12,111
         Other accrued expenses                                 214,077                  195,340
                                                             ----------               ----------
            Total accrued expenses                              404,306                  386,552
                                                             ----------               ----------
               Total                                          1,241,620                  960,892
                                                             ----------               ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                      426,705                  600,909
   Obligations under capital leases, less current
      obligations                                               117,413                  127,143
   Postretirement benefits other than pensions                  504,572                  502,097
   Noncurrent pension liabilities                                17,347                   17,572
   Other noncurrent liabilities and deferred credits            101,871                   99,479
                                                             ----------               ----------
               Total                                          1,167,908                1,347,200
                                                             ----------               ----------

Shareholders' equity (deficiency):
   8% cumulative convertible exchangeable preferred
      stock, $50 liquidation preference; 3,869 shares
      issued and outstanding                                         39                       39
   9 1/4% cumulative convertible exchangeable preferred
      stock, $50 liquidation preference; shares issued
      and outstanding:                                               13                       17
      2000-1,338; 1999-1,725
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      2000-6,633; 1999-6,712                                         66                       67
   Common stock, $0.01 par value; shares issued and
      outstanding:
      2000-63,079; 1999-59,966                                      631                      600
   Additional paid-in capital                                   728,716                  728,038
   Accumulated deficit                                         (975,794)                (899,671)
                                                             ----------               ----------
               Total                                           (246,329)                (170,910)
                                                             ----------               ----------

                                                             $2,163,199               $2,137,182
                                                             ==========               ==========


                       See notes to consolidated financial statements

                   TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                    2000               1999
                                                                  --------           --------
Cash flows from operating activities:
   Net loss                                                       $(76,123)          $(21,558)
   Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
         Depreciation and amortization                              33,127             37,315
         Amortization of discount and expense on debt                1,569              1,450
         Amortization of deferred (gains) losses on sale and
            leaseback of certain aircraft and engines                 (380)            (3,094)
         Equity in undistributed earnings of affiliates not
            consolidated                                           (10,600)            (9,371)
         Net gains on disposition of assets                         (2,275)            (2,010)
         Change in operating assets and liabilities:
            Decrease (increase) in:
               Receivables                                         (81,494)           (62,000)
               Inventories                                            (373)             1,559
               Prepaid expenses and other current assets           (45,804)           (45,383)
               Other assets                                         (5,981)            (6,122)
            Increase (decrease) in:
               Accounts payable and accrued expenses                63,816             34,777
               Advance ticket sales                                104,310             89,010
               Other noncurrent liabilities and deferred
                  credits                                           11,330             (5,092)
                                                                  --------           --------
                  Net cash provided (used)                          (8,878)             9,481
                                                                  --------           --------

Cash flows from investing activities:
   Proceeds from sales of property                                   6,213              5,946
   Capital expenditures, including aircraft predelivery
      deposits                                                     (18,746)           (39,632)
   Return of predelivery deposits related to leased
      aircraft                                                           -              4,711
   Net increase in investments, receivables and other               (1,846)            (2,750)
                                                                  --------           --------
                  Net cash used                                    (14,379)           (31,725)
                                                                  --------           --------

Cash flows from financing activities:
   Proceeds from sale and leaseback of certain aircraft
      and engines                                                   94,409              1,874
   Repayments on long-term debt and capital lease obligations      (86,433)           (15,390)
   Cash dividends paid on preferred stock                                -             (5,863)
   Net proceeds from exercise of warrants and options                    -                371
                                                                  --------           --------
                  Net cash provided (used)                           7,976            (19,008)
                                                                  --------           --------

Net decrease in cash and cash equivalents                          (15,281)           (41,252)
Cash and cash equivalents at beginning of period                   180,443            252,408
                                                                  --------           --------
Cash and cash equivalents at end of period                        $165,162           $211,156
                                                                  ========           ========

                       See notes to consolidated financial statements

                         TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (AMOUNTS IN THOUSANDS)
                                        (UNAUDITED)

                            SUPPLEMENTAL CASH FLOW INFORMATION


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                     2000              1999
                                                                    -------           -------
Cash paid during the period for:
   Interest                                                         $21,802           $21,256
                                                                    =======           =======

   Income taxes                                                     $     8           $     5
                                                                    =======           =======

Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft acquisition          $     -           $10,248
                                                                    =======           =======

   Promissory notes issued to finance aircraft predelivery
      payments                                                      $ 8,444           $ 8,582
                                                                    =======           =======

   Property acquired and obligations recorded under new capital
      lease transactions                                            $   530           $     -
                                                                    =======           =======

ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.




            See notes to consolidated financial statements

             TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2000
                            (UNAUDITED)


1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Trans World Airlines, Inc. ("TWA" or the "Company") and its subsidiaries. The results of Worldspan, L.P. ("Worldspan"), a 26.315% owned affiliate, are recorded under the equity method and are included in the Statements of Consolidated Operations in Other Charges (Credits).

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles pursuant to such rules and regulations. The consolidated financial statements include all adjustments, which are of a normal recurring nature and are necessary, in the opinion of management, for a fair presentation of the results for these interim periods. These consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date. Certain amounts previously reported have been reclassified to conform with the current presentation.

     The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year generally producing better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. Accordingly, the results for the three months ended March 31, 2000 should not be read as indicators of results for the full year.


2.  INCOME TAXES

     The income tax benefits recorded for the three months ended
March 31, 2000 and 1999 reflect quarterly effective tax rates and an expectation of full year pre-tax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax benefits recorded for the first quarter of 2000 and 1999 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3.  LOSS PER SHARE

     In computing the loss applicable to common shares for the three months ended March 31, 2000 and 1999, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (63.6 million and 58.0 million for the three months ended March 31, 2000 and 1999, respectively) including
3.0 million shares to be issued to IAM-represented employees as discussed in Note 8, and employee preferred stock (6.7 million and 7.6 million for the three months ended March 31, 2000 and 1999, respectively) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month periods ended March 31, 2000 and 1999 would have been anti-dilutive.


4.  PROPERTY AND DISPOSITION OF ASSETS

     The Company has included in Investments, Receivables and Other the net book value of its grounded L-1011 and B-747 aircraft as such aircraft have been retired from service and are currently held for sale. These aircraft were valued at $9.3 million and $27.5 million at March 31, 2000 and 1999, respectively.

     During the three months ended March 31, 2000 and 1999, disposition of assets resulted in net gains of $2.3 million and $2.0 million, respectively. The net gains in the first three months of 2000 related to the sale of 11 spare B-767 and B-727 engines. In 1999, the recorded gains related primarily to the sale of TWA's investment in SATO Travel, a company which provides ticketing services ("SATO").


5.  SEGMENT REPORTING

     TWA operates one segment, that of air transportation. However, that segment is analyzed and reported in two primary geographic areas, Domestic (including Canada and the Caribbean) and International (the Atlantic division as reported to the Department of Transportation). Information related to revenues generated from operations within those geographic areas is presented below.

                                                    Quarters Ended
                                                       March 31,
                                                -----------------------
                                                 2000             1999
                                                ------           ------
       Operating Revenues (in millions):
          Domestic                              $745.4           $690.1
          International                           63.6             74.5
                                                ------           ------
          Total                                 $809.0           $764.6
                                                ======           ======

     TWA identifies revenues to each division based on a proration methodology of revenues generated to specific flight segments and the division in which the flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area but rather are flown across geographic boundaries.

6.  SALE OF EQUANT SHARES

     TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, members of SITA divested a portion of their shares in Equant N.V. ("Equant"), a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the partial sale of its holdings in Equant in February 1999 and December 1999; in March 2000 TWA sold its remaining interest in Equant to a third party, resulting in reported gains and receipts of cash of approximately $21.3 million, $10.7 million and $16.7 million, respectively.


7.  CONTINGENCIES

     There has not been any significant change in the status of the contingencies reflected in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which, among other matters, described various contingencies and other legal actions against TWA, except as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


8.  LABOR AGREEMENTS

     As a result of contracts which became effective August 1, 1999 between TWA and the International Association of Machinists and Aerospace Workers ("IAM"), TWA agreed to pay increases over the next 18 months that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA agreed to distribute 3,500,000 shares of TWA common stock to these employees. In October 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002
- 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million in settlement of these disputed matters, to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur on the following dates:
August 1, 2000--$11.0 million, August 1, 2001--$3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million.

9.  ACCOUNTING FOR SALES OF AVIATOR MILES

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.
Although SAB 101 does not change existing accounting rules on revenue recognition, certain changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Effective January 1, 2000, the Company changed its method of accounting for the sale of Aviator miles to business partners. Previously, TWA and most other major airlines accounted for the proceeds received from the sale of affinity miles as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Under the new accounting method, that portion of the revenue from the sale of miles which is estimated to reflect the fair value of future transportation to be provided will be deferred and recognized in income when the transportation is provided. The remaining portion of the sale proceeds will continue to be recognized at the time of sale as other revenue. The Company believes the new method results in better matching of revenue with the period in which travel services are provided. The cumulative effect of this change resulted in a charge to earnings of $12.8 million in the first quarter of 2000. Prior period financial statements have not been restated. If the newly adopted policy had been applied in the prior year, the impact on net income would have been immaterial.

10.  SUBSEQUENT EVENT

     The Federal Aviation Administration has designated John F. Kennedy International Airport ("JFK") and LaGuardia Airport ("LaGuardia") in New York, Chicago O'Hare International Airport ("O'Hare") and Ronald Reagan Washington National Airport ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers.

     In May 2000, the Aviation Investment and Reform Act for the 21st Century ("Air 21") was enacted changing the restrictions on slots at these airports. At O'Hare, this legislation alters the usage of slots immediately and entirely eliminates slot restrictions at the airport effective July 2, 2002. The legislation eliminates slot restrictions at JFK and LaGuardia effective January 2, 2007. The legislation increases slightly the slots available at Reagan National.

     The Company will perform an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof. At March 31, 2000, the net book value of slots at JFK and LaGuardia, O'Hare, and Reagan National was $43.3 million, $5.1 million and $25.4 million, respectively.

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


GENERAL

     TWA operates in a highly competitive, capital-intensive industry. The Company competes with one or more major airlines on most of its routes (including all routes between major cities). The airline industry has consolidated as a result of mergers and liquidations and more recently through alliances, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence, thereby strengthening their overall operations, by transporting passengers connecting with or otherwise traveling on the alliance carriers. Such alliances could further intensify the competitive environment.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. Although TWA has signed agreements with two regional jet airlines, TWA's current labor agreements limit the number of regional jets that TWA may utilize. TWA began regional jet service in the first quarter of 2000 through one of its code share partners.

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

     The Company continues to focus on implementing several strategic initiatives to improve operational reliability, schedule integrity and overall product quality in order to attract higher-yield passengers and enhance overall productivity. Key initiatives currently in progress include:

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


Labor Costs

     Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA agreed to distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. TWA had the option to make each quarterly payment in shares or in cash. The Company made a quarterly distribution of 250,000 shares each of common stock in April, August and November 1999 and February 2000.

     TWA and the IAM reached agreement on new contracts for TWA flight attendant and ground employees, which became effective August 1, 1999 and become amendable on January 31, 2001.

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

     In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all litigation pending as of August 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn as of that date. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur on the following dates: August 1, 2000 - $11.0 million, August 1, 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million.

     Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which was payable in three equal annual installments. Two installments have been made through March 31, 2000. The remaining obligation of $9.1 million representing the third and final installment is payable on September 1, 2000 and is reflected as a liability in the consolidated financial statements.

     TWA also entered into agreements subsequent to the 1992 labor agreements that provide for an adjustment to existing salary rates of certain labor-represented employees based on the amount of the cash bonus for overtime to the employees represented by the IAM as described in the previous paragraph. These adjustments equated to a 4.814% increase which management made effective for all employee groups on September 1, 1998, except for pilots whose contract provided for separate increases also effective September 1, 1998. Non-contract employees of TWA additionally received a 3% increase in salary effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. The officers of TWA did not receive either the 1998 or 1999 increases.

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

     TWA's passenger traffic data, for scheduled passengers only, is shown in the table below for the indicated periods<F1>:

                                                THREE MONTHS ENDED
                                                     MARCH 31,                            YEARS ENDED DECEMBER 31,
                                             ------------------------           -------------------------------------------
                                              2000              1999              1999              1998              1997
                                             ------            ------           -------           -------           -------
NORTH AMERICA
Passenger revenues ($ millions)              $  681            $  627           $ 2,690           $ 2,579           $ 2,526
Revenue passenger miles (millions)<F2>        5,331             4,899            22,129            20,132            19,737
Available seat miles (millions)<F3>           8,019             7,163            30,517            28,796            29,341
Passenger load factor<F4>                      66.5%             68.4%             72.5%             69.9%             67.3%
Passenger yield (cents)<F5>                   12.76 cents       12.81 cents       12.15 cents       12.81 cents       12.80 cents
Passenger revenue per available seat
  mile (cents)<F6>                             8.49 cents        8.76 cents        8.81 cents        8.96 cents        8.61 cents

INTERNATIONAL
Passenger revenues ($ millions)              $   52            $   59           $   294           $   333            $  412
Revenue passenger miles (millions)<F2>          690               821             3,881             4,290             5,363
Available seat miles (millions)<F3>             995             1,134             5,071             5,657             7,093
Passenger load factor<F4>                      69.4%             72.3%             76.5%             75.8%             75.6%
Passenger yield (cents)<F5>                    7.55 cents        7.20 cents        7.58 cents        7.78 cents        7.68 cents
Passenger revenue per available seat
  mile (cents)<F6>                             5.24 cents        5.20 cents        5.80 cents        5.90 cents        5.81 cents

TOTAL SYSTEM
Passenger revenues ($ millions)              $  733            $  686           $ 2,984           $ 2,912           $ 2,938
Revenue passenger miles (millions)<F2>        6,021             5,720            26,010            24,422            25,100
Available seat miles (millions)<F3>           9,014             8,297            35,588            34,453            36,434
Passenger load factor<F4>                      66.8%             68.9%             73.1%             70.9%             68.9%
Passenger yield (cents)<F5>                   12.17 cents       12.00 cents       11.47 cents       11.93 cents       11.70 cents
Passenger revenue per available seat
  mile (cents)<F6>                             8.13 cents        8.27 cents        8.38 cents        8.45 cents        8.06 cents
Operating cost per available seat
  mile (cents)<F7>                             9.99 cents        9.51 cents        9.50 cents        9.31 cents        8.99 cents
Average daily utilization per aircraft
  (hours)<F8>                                  9.65              9.34              9.67              9.77              9.38
Aircraft in fleet being operated at
  end of period                                 185               186               183               185               185

------
<F1>  Excludes subsidiary companies.  Certain revenue and unit revenue information previously reported has been reclassified to conform with the current presentation.
<F2>  The number of scheduled miles flown by revenue passengers.
<F3>  The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
<F4>  Revenue passenger miles divided by available seat miles.
<F5>  Passenger revenue per revenue passenger mile.
<F6>  Passenger revenue divided by scheduled available seat miles.
<F7>  Operating expenses, excluding special charges, other nonrecurring charges and subsidiaries, divided by total available seat miles.
<F8>  The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     During the first quarter of 2000, TWA reported an operating loss of $103.9 million compared to a first quarter 1999 operating loss of $37.6 million, an unfavorable change of $66.3 million. The Company reported a first quarter 2000 pre-tax loss of $94.4 million, which was an increase of $68.3 million from the 1999 pre-tax loss of $26.1 million. The net loss of $76.1 million in the first quarter of 2000 represented a $54.5 million increase over the net loss of $21.6 million in the first quarter of 1999. The net loss for the first quarter of 2000 included a charge of $12.8 million for the cumulative effect of accounting change related to a change in method of accounting for the sale of Aviator miles to business partners in the Company's frequent flyer program.

     Total operating revenues were $809.0 million in the first quarter of 2000, a $44.4 million increase from operating revenues of $764.6 million for the comparable period of 1999. Passenger revenue for the first quarter of $732.6 million improved $46.2 million over passenger revenue of $686.4 million in the first quarter of 1999 largely due to more efficient utilization of its revitalized fleet and changes in its route structure. In the first quarter of 2000, the Company introduced the first regional jets into its route structure through code-sharing agreements that contributed to both the increase in passenger revenue and the $2.0 million increase in all other revenues.

     System-wide capacity, as measured by scheduled ASMs, increased
8.6% in the first quarter of 2000 over the comparable period of 1999. Domestic ASMs increased 12.0% while international ASMs decreased 12.3%. Revenue passenger miles (RPMs) in scheduled service for the quarter were 6,021 million compared with 5,720 million RPMs in the first quarter of 1999 representing a 5.3% increase. The system passenger load factor decreased 2.1 percentage points in the first quarter of 2000 versus the same period in 1999 to 66.8% from 68.9% resulting from a greater increase in ASMs than RPMs. System yield increased 0.9% to 12.17 cents in the first quarter of 2000 compared to 12.00 cents in 1999 reflecting improvements in domestic front cabin yield partly in response to increased marketing efforts in support of TWA's special FirstUp fare. RASM decreased year over year to 8.13 cents in the first quarter of 2000 from 8.27 cents in the first quarter of 1999. Since March 1999, TWA has taken delivery of 40 new aircraft of which 36 aircraft were delivered in 1999 and four aircraft were delivered in the first quarter of 2000. Operating expenses per available seat mile (CASM) increased 5.0% to 9.99 cents from 9.51 cents for the first quarter of 1999. The CASM increase was heavily impacted by increased fuel costs, the increase in aircraft rental expense resulting from the replacement of older aircraft with new modern equipment and increased labor costs associated with new collective bargaining agreements.

     Operating expenses increased $110.7 million during the first quarter of 2000 to $912.9 million from $802.2 million during the first quarter of 1999, representing a net change in the following expense groups:

     * Salaries, wages and benefits were $332.2 million during the first quarter of 2000 compared to $308.9 million during the first quarter of 1999, an increase of $23.3 million. The average number of full-time equivalent employees decreased 2.4% to 20,661 in the first quarter of 2000 versus 21,167 in the first quarter of 1999. This headcount reduction was more than offset by the August 1, 1999 salary increase to IAM-represented employees, a September 1, 1999 increase in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. Additionally, TWA's first quarter 2000 costs for its group insurance plans contributed $2.8 million to the overall increase when compared to the first quarter of 1999 primarily reflecting increased costs of medical and prescription benefits in 2000.

     * Aircraft fuel and oil expense of $140.5 million for the first quarter of 2000 was $67.9 million greater than $72.6 million recorded in the first quarter of 1999 due to an increase in the average cost per gallon to 87.8 cents in 2000 from 45.0 cents in 1999.

     * Passenger sales commission expense of $31.2 million in the first quarter of 2000 was $13.4 million less than the expense recorded in the first quarter of 1999 primarily due to a 12% decrease in the percentage of the commissionable tickets sold and a 3% reduction in the commission rate cap in October 1999.

     * Aircraft maintenance material and repairs expense of $25.5 million for the first quarter of 2000 represents a decrease of $12.8 million from $38.3 million during the same period of 1999. The primary factor contributing to this decrease was a reduction in engine material requirements and the effect of adding new lower maintenance B-757, B-767 and MD-80 aircraft to the fleet.

     * Depreciation and amortization expense decreased $4.2 million to $33.1 million in the first quarter of 2000 from $37.3 million in the first quarter of 1999. The decrease resulted primarily from the sale and leaseback of five B-767 aircraft and the sale of eleven DC-9 engines and one B-727 aircraft in 1999.

     * Aircraft lease rentals increased $42.2 million to $132.5 million in the first quarter of 2000 from $90.3 million in the first quarter of 1999. This increase includes rentals on 38 new aircraft delivered since the end of the first quarter 1999, in addition to the sale and leaseback of B-767 and B-757 aircraft as part of TWA's aggressive fleet renewal plan.

     * Other rent and landing fees were $48.9 million in the first quarter of 2000 versus $47.0 million in the first quarter of 1999, an increase of $1.9 million. Increases were experienced in landing fees of $1.2 million and space rentals at certain airports and ground equipment rentals of $0.7 million in the 2000 first quarter over 1999.

     * All other operating expenses of $169.0 million in the first quarter of 2000 were $5.8 million more than the $163.2 million recorded in the first quarter of 1999, primarily represented by increases in computerized reservation system fees ($2.9 million) and expenses related to the Trans World Express regional jet code-sharing agreement ($2.6 million).

     Other charges (credits) were a net credit of $9.5 million during the first quarter of 2000 compared to a net credit of $11.5 million for the first quarter of 1999. Interest expense decreased $0.4 million in the first quarter of 2000 from the same period in 1999 as a result of the retirement of the Worldspan note in November 1999. Interest and investment income decreased $1.0 million in the first quarter of 2000 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were $2.3 million and $2.0 million during the first quarters of 2000 and 1999, respectively. The net gains in the first quarter of 2000 included the sale of 11 spare B-767 and B-727 engines. The net gains in 1999 included the sale of TWA's investment in SATO. Other charges and credits - net decreased $1.7 million in the first quarter of 2000 compared to the first quarter of 1999 primarily due to the first quarter 2000 gain from the sale of TWA's remaining holdings in Equant which was less than a similar gain recorded in the first quarter of 1999.

     A tax benefit of $31.1 million was recorded in the first quarter of 2000 compared to a benefit of $4.5 million in the first quarter of 1999 (see Note 2 to Consolidated Financial Statements).

     In December 1999, the Securities and Exchange Commission issued
SAB No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, certain changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Effective January 1, 2000, the Company changed its method of accounting for the sale of Aviator miles to business partners. Previously, TWA and most other major airlines accounted for the proceeds received from the sale of affinity miles as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Under the new accounting method, that portion of the revenue from the sale of miles which is estimated to reflect the fair value of future transportation to be provided will be deferred and recognized in income when the transportation is provided. The remaining portion of the sale proceeds will continue to be recognized at the time of sale as other revenue. The Company believes the new method results in better matching of revenue with the period in which travel services are provided. The cumulative effect of this change resulted in a charge to earnings of $12.8 million in the first quarter of 2000.
Prior period financial statements have not been restated. If the newly adopted policy had been applied in the prior year, the impact on net income would have been immaterial.

     The Company had a net loss of $76.1 million in the first quarter of 2000 compared to a net loss of $21.6 million in the same period of 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.


Liquidity

     The Company's consolidated cash and cash equivalents balance at March 31, 2000 was $165.2 million, a $15.2 million decrease from the December 31, 1999 balance of $180.4 million. This reduction in the Company's cash balances resulted primarily from TWA's net losses caused in part by, among other factors, softness in traffic attributed to Y2K fears and increased fuel costs, both which impacted the fourth quarter of 1999 and which carried over to the earlier part of the first quarter 2000 financial performance. Although financial results improved during the second and third months of the quarter, the effects of these factors are reflected in the overall first quarter 2000 earnings. Operating activities used $8.9 million in cash in the first three months of 2000 versus cash provided of $9.5 million in 1999. TWA participated in a sale of its partial holdings in Equant in the first quarter of 1999 and in the first quarter of 2000 sold its remaining interest in Equant to a third party, resulting in reported gains and receipts of cash of approximately $21.3 million and $16.7 million, respectively. There was an improvement of $15.3 million in the cash provided by advance ticket sales, offset by an increase of $19.5 million in receivables. An improvement of $29.0 million in the cash provided by trade accounts payable and accrued expenses is primarily due to the timing of payments of certain obligations in the comparative periods.

     Cash used by investing activities decreased to $14.4 million in the first three months of 2000 versus $31.7 million in the first three months of 1999. Capital expenditures (including aircraft predelivery deposits) during the first three months of 2000 amounted to $18.7 million. This compared to $12.5 million during the first three months of 1999 after excluding cash used to purchase one B-767-200 aircraft and related engines for $27.1 million. Asset sales during both periods were primarily limited to retired, widebody aircraft, engines and other surplus equipment. Additionally, approximately $4.7 million was provided in 1999 primarily due to the return of predelivery deposits relating to one new B-757-200 aircraft delivered in the first quarter of 1999, which was immediately sold to and leased back under an operating lease from the aircraft lessor.

     Cash provided by financing activities was $8.0 million in the first three months of 2000 versus cash used of $19.0 million in the same period of 1999. Proceeds from the sale and leaseback of certain aircraft were $94.4 million in the first three months of 2000 relating to the sale and leaseback of two B-757 aircraft versus $1.9 million in the comparable period in 1999. Repayments of long-term debt and capital lease obligations were $86.4 million in the first quarter of 2000, including $72.6 million of debt associated with the two B-757 aircraft sold and leased back, compared to $15.4 million in the first quarter of 1999. Cash dividends of $5.9 million on preferred stock were paid in the first quarter 1999, however, the Board of Directors determined not to declare the payment of the dividend on either issue of preferred stock in the first quarter of 2000.

     The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000 offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have recently increased substantially. The Company has not hedged the costs of any of its future fuel requirements and accordingly, until such prices abate or unless the fuel surcharge previously imposed by the Company is sufficient to cover such higher costs, such additional costs will adversely affect its operating results. Due to seasonal factors, the Company has historically suffered its greatest losses and the Company's cash balances during the first quarter of each year are typically lower than in other periods. The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan.


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

     The Company believes that its 26.315% interest in Worldspan has substantial value, net of certain encumbrances. The Company is currently considering various alternatives to monetize this asset.

     Should the Company require additional liquidity and be unable to monetize its holdings in Worldspan in a timely manner and should its access to capital from outside sources be constrained, the Company may not be able to make certain capital expenditures or implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. This could adversely affect TWA's operations and future viability.

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


Commitments

     Since 1996, TWA has entered into agreements with the manufacturer and various operating lessors to acquire a total of 27 B-757 aircraft. As of March 31, 2000, TWA has taken delivery of all 27 of the B-757 aircraft with the final aircraft under these agreements delivered in January 2000. All 27 of the B-757 aircraft are leased by TWA.

     The Company entered into an agreement for an operating lease for one additional B-767-300ER aircraft which is scheduled for delivery in May 2000.

     In December 1998, TWA signed letters of intent to acquire 125 new Boeing and Airbus aircraft and options for an additional 125 Boeing and Airbus aircraft. TWA finalized the terms of the purchase orders for 50 B-717-200 aircraft in June of 1999 and the terms of options for an additional 50 B-717-200 aircraft and definitive agreements were signed at that time. Financing agreements on these B-717-200 aircraft were also finalized in June of 1999. The first B-717-200 aircraft was delivered in February 2000 and the second aircraft in April 2000. During the remainder of 2000, TWA expects to take delivery of 13 of these aircraft.

     In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75 "A320 Family" aircraft and definitive agreements were signed at that time. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million; no further predelivery payments will be required until 2002. Financing agreements on these aircraft were also finalized in December of 1999. Deliveries of the firm 38 aircraft are scheduled to commence in 2004. Terms and conditions of the lease of the remaining 12 A318 aircraft announced in December 1998 are subject to further negotiation and the signing of definitive agreements with an operating lessor. Finalizing of orders for the remaining 25 "A320 Family" aircraft is currently under negotiation. TWA anticipates that it will be required to pay approximately $7.0 million in predelivery payments for these aircraft in 2000. These aircraft would primarily replace B-727, DC-9 and MD-80 aircraft currently in TWA's fleet.

     Both the B-717 and the Airbus 318 and "A320 Family" financing commitments are subject to a "material adverse change" clause. Those provisions are comparable to those contained in prior agreements for the acquisition of B-757 and MD-80 aircraft. Such provisions generally allow the manufacturer to withdraw the financing commitment on one or more undelivered aircraft in the event there is a material adverse change in the financial condition of TWA which would adversely affect TWA's ability to perform under the purchase order, financing documentation or any related transaction. In the event Boeing or Airbus withdraws its financing commitment with respect to one or more of the aircraft, TWA has a comparable right to terminate the purchase order for those aircraft.

     In April 1999, TWA sold and leased back four B-767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft. These five B-767-200 aircraft will be replaced with three B-767-300 aircraft from the same aircraft lessor. As of March 31, 1999, three B-767-200 aircraft had been returned and three B-767-300 aircraft have been leased. A fourth B-767-200 aircraft was returned on May 1, 2000. The fifth B-767-200 aircraft will be returned later in 2000. In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Senior Secured Notes due April 15, 2003 and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million.


Certain Other Capital Requirements

     TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.


Restructuring Liabilities

     At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During 1999, the Company incurred approximately $4.2 million of expenditures related to these provisions. Management's initial estimates of the 1998 restructuring costs were reduced by $6.8 million due to international regulatory involvement which precluded the Company from carrying out its original restructuring plan. The Company continues to expect severance costs of $6.2 million to be paid to the affected respective employees during the second quarter of 2000 due to these changes in operations.

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

     The 1998 special charges include:

                                            ACCRUAL AT             PAID THROUGH       ACCRUAL AT
                                        DECEMBER 31, 1999         MARCH 31, 2000    MARCH 31, 2000
                                        -----------------         --------------    --------------
Severance                                      $6.6                    $0.4              $6.2
Other costs                                       -                       -                 -
                                        -----------------         --------------    --------------
                                               $6.6                    $0.4              $6.2
                                        =================         ==============    ==============

     The 1999 special charges include:

                                                                      AMOUNT
                                            ACCRUAL AT             PAID THROUGH       ACCRUAL AT
                                        DECEMBER 31, 1999         MARCH 31, 2000    MARCH 31, 2000
                                        -----------------         --------------    --------------
Severance                                     $11.4                     $ -             $11.4
Other costs                                     0.9                       -               0.9
                                        -----------------         --------------    --------------
                                              $12.3                     $ -             $12.3
                                        =================         ==============    ==============

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


Slot Restrictions

     The Federal Aviation Administration has designated John F. Kennedy International Airport ("JFK") and LaGuardia Airport ("LaGuardia") in New York, Chicago O'Hare International Airport ("O'Hare") and Ronald Reagan Washington National Airport ("Reagan National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers.

     In May 2000, the Aviation Investment and Reform Act for the 21st Century ("Air 21") was enacted changing the restrictions on slots at these airports. At O'Hare, this legislation alters the usage of slots immediately and entirely eliminates slot restrictions at the airport effective July 2, 2002. The legislation eliminates slot restrictions at JFK and LaGuardia effective January 2, 2007. The legislation increases slightly the slots available at Reagan National.

     The Company will perform an evaluation in the second quarter in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The assessment could result in the recording of an impairment charge for the amount that the carrying value of the slots exceeds the fair value of the slots, the acceleration of amortization over the remaining useful life, or some combination thereof. At March 31, 2000, the net book value of slots at JFK and LaGuardia, O'Hare, and Reagan National was $43.3 million, $5.1 million and $25.4 million, respectively.

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


Aircraft Fuel

     Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first three months of 2000 represented approximately 15.4% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

     TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first three months of 2000 and at March 31, 1999 was immaterial.
A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.4 million per year, based upon consumption in the first three months of 2000.

Interest Rates

     Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $599 million, net of unamortized discounts and including current maturities at March 31, 2000. The contractual maturities of long term debt and the associated average interest rates are as follows:


                                                          CONTRACTUAL
                                       AMOUNTS         WEIGHTED AVERAGE
           MATURITY DATE            IN THOUSANDS         INTEREST RATE
           -------------            ------------       ----------------
               2000                  $ 60,079                9.00%
               2001                   155,359                9.55%
               2002                    64,975               11.63%
               2003                    31,618               10.72%
               2004                   141,975               11.55%
               Thereafter             154,120               11.07%


Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 7.9% of TWA's operating revenues in the first three months of 2000, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

                      PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The Company's Board of Directors did not declare the dividend payments on either the 8% Preferred Stock or the 9 1/4% Preferred Stock which were due on March 15, 2000, in the amount of $3.9 million and $1.5 million, respectively. If the dividends on the 8% and 9 1/4% Preferred Stock were to continue in arrears and if the arrears were to aggregate in an amount equal to at least six quarterly dividends on either issue, the holders of the 8% Preferred Stock and the 9 1/4% Preferred Stock voting separately as a class without regard to the series, will be entitled to elect at the next annual or special meeting of the shareholders of the Company, two directors to serve until all dividends accumulated and unpaid have been paid or declared and funds set aside to provide for payment in full.

     The Board of Directors has determined not to declare the payment of the dividend due on June 15, 2000 on either issue of Preferred Stock.

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

        <F*>3(ii) - Amended and Restated By-Laws of Trans World
                    Airlines, Inc., effective September 28, 1999
                    (Exhibit 3(ii) to 9/99 10-Q)

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

        11        - Statement of computation of per share earnings

        18        - Letter from KPMG LLP re change in accounting
                    principle

        27        - Financial Data Schedule


     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the first quarter of 2000.

[FN]
------------
<F*>Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANS WORLD AIRLINES, INC.


Dated: May 15, 2000              By:  /s/ Michael J. Palumbo
                                    ------------------------------------
                                          Michael J. Palumbo
                                          Executive Vice President and
                                          Chief Financial Officer