Form 10-Q
period 2000-06-30
TRANS WORLD AIRLINES INC /NEW/
filed 2000-08-14
CIK 278327

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              ---------------

                                 FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                         ------------------------

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          OUTSTANDING AS OF
                     CLASS                  JULY 31, 2000
            -----------------------       -----------------
            Common Stock, par value
            $0.01 per share                   69,706,393




----------------------------------------------------------------------------
----------------------------------------------------------------------------

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED OPERATIONS
                           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     (UNAUDITED)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                             -------------------------     -------------------------
                                                                2000           1999           2000           1999
                                                             ----------     ----------     ----------     ----------
Operating revenues:
   Passenger                                                 $  865,004     $  786,183     $1,597,623     $1,472,625
   Freight and mail                                              25,196         24,060         49,600         49,324
   All other                                                     64,723         55,750        116,696        108,632
                                                             ----------     ----------     ----------     ----------
      Total                                                     954,923        865,993      1,763,919      1,630,581
                                                             ----------     ----------     ----------     ----------

Operating expenses:
   Salaries, wages and benefits                                 329,862        312,321        662,012        621,162
   Aircraft fuel and oil                                        144,861         91,977        285,325        164,594
   Passenger sales commissions                                   36,820         50,828         68,048         95,433
   Aircraft maintenance materials and repairs                    29,493         34,615         55,014         72,907
   Depreciation and amortization                                 32,208         34,969         65,335         72,284
   Aircraft rent                                                137,695         98,318        270,222        188,665
   Other rent and landing fees                                   48,587         49,762         97,464         96,757
   All other                                                    180,096        174,833        349,119        337,995
                                                             ----------     ----------     ----------     ----------
      Total                                                     939,622        847,623      1,852,539      1,649,797
                                                             ----------     ----------     ----------     ----------

Operating income (loss)                                          15,301         18,370        (88,620)       (19,216)
                                                             ----------     ----------     ----------     ----------

Other charges (credits):
   Interest expense                                              22,154         24,450         46,711         49,411
   Interest and investment income                                (3,005)        (4,739)        (5,140)        (7,912)
   Disposition of assets, gains and losses-net                     (569)         3,757         (2,844)         1,747
   Other charges and credits-net                                 (6,061)        (5,365)       (35,691)       (36,667)
                                                             ----------     ----------     ----------     ----------
      Total                                                      12,519         18,103          3,036          6,579
                                                             ----------     ----------     ----------     ----------

Income (loss) before income taxes, extraordinary items
  and cumulative effect of accounting change                      2,782            267        (91,656)       (25,795)
Provision (credit) for income taxes                               7,007          5,610        (24,152)         1,106
                                                             ----------     ----------     ----------     ----------

Loss before extraordinary items and cumulative effect of
  accounting change                                              (4,225)        (5,343)       (67,504)       (26,901)
Extraordinary items                                                   -           (866)             -           (866)
Cumulative effect of accounting change                                -              -        (12,844)             -
                                                             ----------     ----------     ----------     ----------

Net loss                                                         (4,225)        (6,209)       (80,348)       (27,767)
Preferred stock dividend requirements                             1,632          5,863          7,048         11,726
                                                             ----------     ----------     ----------     ----------
Loss applicable to common shares                             $   (5,857)    $  (12,072)    $  (87,396)    $  (39,493)
                                                             ==========     ==========     ==========     ==========

Basic earnings per share amounts:
   Loss before extraordinary items and cumulative effect
     of accounting change                                    $    (0.08)    $    (0.17)    $    (1.01)    $    (0.59)
   Extraordinary items                                                -          (0.01)             -          (0.01)
   Cumulative effect of accounting change                             -              -          (0.18)             -
                                                             ----------     ----------     ----------     ----------
   Net loss                                                  $    (0.08)    $    (0.18)    $    (1.19)    $    (0.60)
                                                             ==========     ==========     ==========     ==========


                            See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 2000 AND DECEMBER 31, 1999
                                                (AMOUNTS IN THOUSANDS)

                                                        ASSETS


                                                                                              JUNE 30,     DECEMBER 31,
                                                                                                2000           1999
                                                                                            -----------    ------------
                                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                                $  194,312     $  180,443
   Receivables, less allowance for doubtful accounts,
      $13,541 in 2000 and $13,534 in 1999                                                      257,246        155,070
   Spare parts, materials and supplies, less allowance for
      obsolescence, $17,696 in 2000 and $17,512 in 1999                                        102,418        101,179
   Prepaid expenses and other                                                                   97,404         53,197
                                                                                            ----------     ----------
               Total                                                                           651,380        489,889
                                                                                            ----------     ----------

Property:
   Property owned:
         Flight equipment                                                                      336,704        433,710
         Prepayments on flight equipment                                                        65,863         45,810
         Land, buildings and improvements                                                       77,589         77,021
         Other property and equipment                                                           90,534         90,115
                                                                                            ----------     ----------
            Total property owned                                                               570,690        646,656
         Less accumulated depreciation                                                         174,071        161,153
                                                                                            ----------     ----------
            Property owned-net                                                                 396,619        485,503
                                                                                            ----------     ----------

   Property held under capital leases:
         Flight equipment                                                                      176,094        176,094
         Land, buildings and improvements                                                       52,418         50,321
         Other property held under capital leases                                                7,339          7,096
                                                                                            ----------     ----------
            Total property held under capital leases                                           235,851        233,511
         Less accumulated amortization                                                         141,148        127,845
                                                                                            ----------     ----------
            Property held under capital leases-net                                              94,703        105,666
                                                                                            ----------     ----------
               Total property-net                                                              491,322        591,169
                                                                                            ----------     ----------

Investments and other assets:
   Investments in affiliated companies                                                          97,030         82,901
   Investments, receivables and other                                                          142,677        133,973
   Routes, gates and slots-net                                                                 174,279        181,983
   Reorganization value in excess of amounts allocable to identifiable
      assets-net                                                                               636,290        657,267
                                                                                            ----------     ----------
               Total                                                                         1,050,276      1,056,124
                                                                                            ----------     ----------

                                                                                            $2,192,978     $2,137,182
                                                                                            ==========     ==========


                            See notes to consolidated financial statements





                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                                                             JUNE 30,    DECEMBER 31,
                                                                                               2000          1999
                                                                                           -----------   ------------
                                                                                           (UNAUDITED)
Current liabilities:
   Current maturities of long-term debt                                                    $  171,417     $   67,080
   Current obligations under capital leases                                                    37,825         38,664
   Advance ticket sales                                                                       343,099        198,722
   Accounts payable, principally trade                                                        336,274        263,624
   Accounts payable to affiliated companies                                                     5,309          6,250
   Accrued expenses:
         Employee compensation and vacations earned                                           136,674        149,701
         Contributions to retirement and pension trusts                                        22,927         15,165
         Interest on debt and capital leases                                                   12,343         14,235
         Taxes                                                                                 13,634         12,111
         Other accrued expenses                                                               211,384        195,340
                                                                                           ----------     ----------
            Total accrued expenses                                                            396,962        386,552
                                                                                           ----------     ----------
               Total                                                                        1,290,886        960,892
                                                                                           ----------     ----------

Long-term liabilities and deferred credits:
   Long-term debt, less current maturities                                                    424,027        600,909
   Obligations under capital leases, less current obligations                                 109,332        127,143
   Postretirement benefits other than pensions                                                506,210        502,097
   Noncurrent pension liabilities                                                              17,044         17,572
   Other noncurrent liabilities and deferred credits                                           96,034         99,479
                                                                                           ----------     ----------
               Total                                                                        1,152,647      1,347,200
                                                                                           ----------     ----------

Shareholders' equity (deficiency):
   8% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; shares issued and outstanding:
      2000-2,578; 1999-3,869                                                                       26             39
   9 1/4% cumulative convertible exchangeable preferred stock,
      $50 liquidation preference; shares issued and outstanding:
      2000-818; 1999-1,725                                                                          8             17
   Employee preferred stock, $0.01 liquidation preference;
      special voting rights; shares issued and outstanding:
      2000-6,505; 1999-6,712                                                                       65             67
   Common stock, $0.01 par value; shares issued and outstanding:
      2000-69,678; 1999-59,966                                                                    697            600
   Additional paid-in capital                                                                 728,668        728,038
   Accumulated deficit                                                                       (980,019)      (899,671)
                                                                                           ----------     ----------
               Total                                                                         (250,555)      (170,910)
                                                                                           ----------     ----------

                                                                                           $2,192,978     $2,137,182
                                                                                           ==========     ==========



                            See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            ------------------------
                                                                                               2000           1999
                                                                                            ---------      ---------
Cash flows from operating activities:
   Net loss                                                                                 $ (80,348)     $ (27,767)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Employee earned stock compensation                                                         -          2,594
         Depreciation and amortization                                                         65,335         72,284
         Amortization of discount and expense on debt                                           3,179          3,810
         Amortization of deferred (gains) losses on sale and leaseback of certain
            aircraft and engines                                                               (1,133)        (5,055)
         Extraordinary loss on extinguishment of debt                                               -            866
         Equity in undistributed earnings of affiliates not consolidated                      (16,067)       (13,206)
         Net (gains) losses on disposition of assets                                           (2,844)         1,747
         Change in operating assets and liabilities:
            Decrease (increase) in:
               Receivables                                                                   (102,176)       (52,840)
               Inventories                                                                     (1,781)        (1,490)
               Prepaid expenses and other current assets                                      (44,182)       (28,484)
               Other assets                                                                    (5,203)        (5,770)
            Increase (decrease) in:
               Accounts payable and accrued expenses                                           75,318         60,260
               Advance ticket sales                                                           144,377        111,865
               Other noncurrent liabilities and deferred credits                                7,696        (21,014)
                                                                                            ---------      ---------
                  Net cash provided                                                            42,171         97,800
                                                                                            ---------      ---------

Cash flows from investing activities:
   Proceeds from sales of property                                                              7,407         12,363
   Capital expenditures, including aircraft predelivery deposits                              (28,234)       (73,946)
   Return of predelivery deposits related to leased aircraft                                        -          9,620
   Net increase in investments, receivables and other                                          (1,050)        (2,329)
                                                                                            ---------      ---------
                  Net cash used                                                               (21,877)       (54,292)
                                                                                            ---------      ---------

Cash flows from financing activities:
   Proceeds from sale and leaseback of certain aircraft and engines                            94,409         80,633
   Repayments on long-term debt and capital lease obligations                                (100,834)       (76,600)
   Cash dividends paid on preferred stock                                                           -        (11,727)
   Net proceeds from exercise of warrants and options                                               -            441
                                                                                            ---------      ---------
                  Net cash used                                                                (6,425)        (7,253)
                                                                                            ---------      ---------

Net increase in cash and cash equivalents                                                      13,869         36,255
Cash and cash equivalents at beginning of period                                              180,443        252,408
                                                                                            ---------      ---------
Cash and cash equivalents at end of period                                                  $ 194,312      $ 288,663
                                                                                            =========      =========


                            See notes to consolidated financial statements




                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)


                                          SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            -------------------------
                                                                                               2000           1999
                                                                                            ----------     ----------
Cash paid during the period for:
   Interest                                                                                 $   38,514     $   36,492
                                                                                            ==========     ==========


   Income taxes                                                                             $       15     $       10
                                                                                            ==========     ==========


Information about noncash operating, investing and financing activities:
   Promissory notes issued to finance aircraft acquisition                                  $       14     $        -
                                                                                            ==========     ==========


   Promissory notes issued to finance aircraft predelivery payments                         $   16,522     $   38,687
                                                                                            ==========     ==========


   Property acquired and obligations recorded under new capital lease
      transactions                                                                          $      530     $        -
                                                                                            ==========     ==========



ACCOUNTING POLICY

     For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



           See notes to consolidated financial statements

              TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000
                              (UNAUDITED)


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

      The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year generally producing better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. Accordingly, the results for the three months and six months ended June 30, 2000 should not be read as indicators of results for the full year.


2.  INCOME TAXES

      The income tax provisions/benefits recorded for the three and six month periods ended June 30, 2000 and 1999 reflect quarterly effective tax rates and an expectation of full year pretax profits. Considering the high level of non-deductible expenses in relation to expected annual income (which results in both a high effective tax rate and the potential for significant changes in the effective rate from relatively small changes in pretax income levels), the income tax provisions/benefits recorded for the first two quarters of 2000 and 1999 were based upon the allocable portion of certain non-deductible expenses, primarily amortization of reorganization value in excess of amounts allocable to identifiable assets, and statutory tax rates.

3.  LOSS PER SHARE

      In computing the loss applicable to common shares for the three months and six months ended June 30, 2000 and 1999, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (70.3 million and 67.0 million for the three months and six months ended June 30, 2000, respectively) including 3.0 million shares to be issued to IAM-represented employees as discussed in Note 8, and employee preferred stock (6.6 million for the three months and six months ended June 30, 2000) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month and six month periods ended June 30, 2000 would have been anti-dilutive.

      Preferred stock dividend requirements for the three months and six months ended June 30, 2000 reflect the reversal of first quarter 2000 dividend requirements of $1.9 million as a result of the conversion of preferred stock into common stock during the second quarter of 2000.

      The loss applicable to common shares for the three months and six months ended June 30, 1999 have likewise been adjusted by dividend requirements on the 8% Preferred Stock and the 9 1/4% Preferred Stock. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (58.5 million and 58.2 million for the three months and six months ended June 30, 1999, respectively) and employee preferred stock (7.6 million and 7.7 million for the three months and six months ended June 30, 1999) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month and six month periods ended June 30, 1999 would have been anti-dilutive.


4.  PROPERTY AND DISPOSITION OF ASSETS

      The Company has included in Investments, Receivables and Other the net book value of its grounded L-1011 and B-747 aircraft as such aircraft have been retired from service and are currently held for sale. The carrying value of these aircraft at June 30, 2000 and 1999 was $11.4 million and $25.8 million, respectively.

      During the six months ended June 30, 2000 and 1999, disposition of assets resulted in net gains of $2.9 million and net losses of $1.7 million, respectively. The net gains in the first six months of 2000 related to the sale of 19 spare L-1011, B-767 and B-727 engines. In 1999, the recorded losses included a loss from the sale and leaseback of four B-767 aircraft in April 1999 partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines and the sale of TWA's investment in SATO Travel, a company which provides ticketing services.

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

                                                         QUARTER ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                    -----------------------       -----------------------
                                                      2000           1999           2000           1999
                                                    --------       --------       --------       --------
      Operating Revenues: (in millions):
        Domestic                                    $  870.2       $  767.1       $1,615.6       $1,457.2
        International                                   84.7           98.9          148.3          173.4
                                                    --------       --------       --------       --------
        Total                                       $  954.9       $  866.0       $1,763.9       $1,630.6
                                                    ========       ========       ========       ========

     TWA identifies revenues to each division based on a proration methodology of revenues generated to specific flight segments and the division in which the flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area but rather are flown across geographic boundaries.


6.  SALE OF EQUANT SHARES

     TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, members of SITA divested a portion of their shares in Equant N.V. ("Equant"), a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the partial sale of its holdings in Equant in February 1999 and December 1999; in March 2000 TWA sold its remaining interest in Equant to a third party, resulting in reported gains and receipts of cash of approximately $21.3 million, $10.7 million and $16.7 million in the first quarter of 1999, fourth quarter of 1999 and first quarter of 2000, respectively. Such gains are included in Other charges credits-net.


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

8.  LABOR AGREEMENTS

     As a result of contracts which became effective August 1, 1999 between TWA and the International Association of Machinists and Aerospace Workers ("IAM"), TWA agreed to pay increases over an 18 month period that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA agreed to distribute 3,500,000 shares of TWA common stock to these employees, of which 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM on October 7, 1999. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees on the following dates: as soon as practicable after July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002 - 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million in settlement of these disputed matters, to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed and $11.0 million will be distributed in August 2000. The remaining payment of $3.0 million will occur in August 2001. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner
directed by the IAM by no later than the following dates:   November 2,
2001 - $5.0 million, and August 1, 2002 - $5.0 million.

     All unpaid amounts are reflected as a liability in the consolidated financial statements.


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

10.  SLOT LEGISLATION

     The Federal Aviation Administration ("FAA") has designated John F. Kennedy International Airport ("JFK") and LaGuardia Airport
("LaGuardia") in New York, Chicago O'Hare International Airport
("O'Hare") and Ronald Reagan Washington National Airport ("Reagan
National") as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers.

     In May 2000, The Aviation Investment and Reform Act for the 21st Century was enacted changing the restrictions on slots at these airports. At O'Hare, this legislation alters the usage of slots immediately and entirely eliminates slot restrictions at the airport effective July 2, 2002. The legislation eliminates slot restrictions at JFK and LaGuardia effective January 2, 2007. The legislation increases slightly the slots available at Reagan National. On July 5, 2000, TWA was granted additional slots to fly one round trip daily between Reagan National and Los Angeles International Airport.

     Considering these developments, the Company evaluated the carrying value of the slots at these affected airports in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based upon the results of this evaluation, the Company does not presently expect the changes in slot restrictions will significantly impact its operations at these airports. The Company expects the carrying values of the slots will be recovered through future operating cash flows associated with these assets. Accordingly, no change in carrying value or useful life was deemed necessary. At June 30, 2000, the net book value of slots at JFK and LaGuardia, O'Hare, and Reagan National was $42.6 million, $5.0 million and $25.0 million, respectively.

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


GENERAL

     TWA operates in a highly competitive, capital-intensive industry. The Company competes with one or more major airlines on most of its routes (including all routes between major cities). The airline industry has consolidated as a result of mergers and liquidations and more recently through alliances, and further consolidation may occur in the future. This consolidation has, among other things, enabled certain of the Company's major competitors to expand their international operations and increase their domestic market presence, thereby strengthening their overall operations, by transporting passengers connecting with or otherwise traveling on the alliance carriers. Such alliances will further intensify the competitive environment in which TWA operates.

     The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. Although TWA has signed agreements with two companies which operate regional jets, TWA's current labor agreements limit the number of regional jets that TWA may utilize. TWA began offering regional jet service in the first quarter of 2000 through one of its code share partners.

     These issues represent a competitive challenge for the Company, which has higher operating costs than many other carriers and fewer financial resources than many of its major competitors. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can significantly affect TWA's financial results. The Company has experienced significant operating losses on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. TWA expects the airline industry will remain extremely competitive for the foreseeable future.

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

     *    increases in fuel and other operating costs; and

     * the adverse effects on yield of the continued implementation of a discount ticket program between TWA and Karabu Corp.

TWA is unable to predict the potential effect of any of these uncertainties upon its future results of operations.


Labor Costs

     Wage rates for most of TWA's employees have increased recently as a result of several events. A new collective bargaining agreement between TWA and its pilots became effective September 1, 1998 and is amendable October 1, 2002. As part of the new contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA agreed to distribute either one million shares of TWA's common stock or $11 million in cash to its pilots, in four equal quarterly payments commencing in 1999. The Company made a quarterly distribution of 250,000 shares each of common stock in April, August and November 1999 and February 2000.

     TWA and the IAM reached agreement on new contracts for TWA flight attendant and ground employees, which became effective August 1, 1999 and become amendable on January 31, 2001.

     TWA agreed to salary increases over the term of the agreement that will result in wage improvements of 11.5% to 18.25% for TWA's ground employees and flight attendants such that by the amendable date of the contract their wages will average from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA has agreed to distribute 3,500,000 shares of TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM. The remaining 3,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees as follows: as soon as practicable after July 31, 2000 - 1,000,000 shares, January 31, 2001 - 1,000,000 shares, January 31, 2002
- 1,000,000 shares.

     In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all litigation pending as of August 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn as of that date. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed. The remaining payments will occur in August 2000 - $11.0 million and August 2001 - $3.0 million. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates: November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million.

     Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which was payable in three equal annual installments. Two installments have been made and the remaining obligation of $9.1 million representing the third and final installment is payable on September 1, 2000. The final payment is reflected as a liability in the consolidated financial statements.

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

     TWA's agreements with employees could result in significant non-cash charges to future operating results. Shares granted or purchased at a discount under the Employee Stock Incentive Plan ("ESIP") will generally result in a charge equal to the fair market value of shares granted and the discount for shares purchased at the time these shares are earned or purchased. The ESIP requires TWA, from 1997 through 2002, to make grants on July 15 of each year if the average market closing price of the common stock for 30 consecutive trading days has exceeded a target price for such year. Each annual grant is cumulative. The first two target prices were realized in 1998. If the ESIP's remaining target prices (ranging from $13.10 to $17.72) for TWA common stock are realized, the minimum aggregate non-cash charge for the years 1999 to 2002 will be approximately $104.8 million based upon these target prices and the number of shares of common stock and employee preferred stock outstanding at December 31, 1999. The non-cash charge for any year, however, could be substantially higher if the then market price of TWA common stock exceeds the target prices.

     TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. While TWA experienced wage rate increases in 1999, it also generated 3.3% more ASMs with 4.2% fewer employees in 1999. This trend continued in the first six months of 2000 when the Company generated 8.2% more ASMs with 2.4% fewer employees than the comparable period in 1999. On a unit cost basis (salaries, wages and benefits per ASM excluding costs associated with contract ratification), there was no increase year over year reflecting an overall productivity improvement in this category. However, there can be no assurance that the Company will be successful in sustaining such productivity improvements or achieving unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its largest competitors.

     TWA's passenger traffic data, for scheduled passengers only, is shown in the table below for the indicated periods<F1>:

                                        THREE MONTHS
                                           ENDED                  SIX MONTHS ENDED
                                          JUNE 30,                    JUNE 30,                   YEARS ENDED DECEMBER 31,
                                    --------------------       ---------------------       -----------------------------------
                                     2000          1999          2000          1999          1999          1998          1997
                                    ------        ------       -------       -------       -------       -------       -------
NORTH AMERICA
Passenger revenues ($ millions)     $  795        $  705       $ 1,476       $ 1,332       $ 2,690       $ 2,579       $ 2,526
Revenue passenger miles
 (millions)<F2>                      6,328         5,841        11,660        10,741        22,129        20,132        19,737
Available seat miles
 (millions)<F3>                      8,453         7,572        16,472        14,735        30,517        28,796        29,341
Passenger load factor<F4>             74.9%         77.1%         70.8%         72.9%         72.5%         69.9%         67.3%
Passenger yield (cents)<F5>          12.56 cents   12.06 cents   12.66 cents   12.31 cents   12.15 cents   12.81 cents   12.80 cents
Passenger revenue per
 available seat mile
 (cents)<F6>                          9.41 cents    9.31 cents    8.96 cents    9.04 cents    8.81 cents    8.96 cents    8.61 cents

INTERNATIONAL
Passenger revenues ($ millions)     $   70        $   81       $   122       $   141       $   294       $   333       $   412
Revenue passenger miles
 (millions)<F2>                        866         1,076         1,555         1,896         3,881         4,290         5,363
Available seat miles
 (millions)<F3>                      1,110         1,298         2,105         2,432         5,071         5,657         7,093
Passenger load factor<F4>             78.0%         82.9%         73.9%         78.0%         76.5%         75.8%         75.6%
Passenger yield (cents)<F5>           8.09 cents    7.58 cents    7.85 cents    7.44 cents    7.58 cents    7.78 cents    7.68 cents
Passenger revenue per
 available seat mile
 (cents)<F6>                          6.30 cents    6.28 cents    5.80 cents    5.80 cents    5.80 cents    5.90 cents    5.81 cents

TOTAL SYSTEM
Passenger revenues ($ millions)     $  865        $  786       $ 1,598       $ 1,473       $ 2,984       $ 2,912       $ 2,938
Revenue passenger miles
 (millions)<F2>                      7,194         6,917        13,215        12,637        26,010        24,422        25,100
Available seat miles
 (millions)<F3>                      9,563         8,870        18,577        17,167        35,588        34,453        36,434
Passenger load factor<F4>             75.2%         78.0%         71.1%         73.6%         73.1%         70.9%         68.9%
Passenger yield (cents)<F5>          12.02 cents   11.37 cents   12.09 cents   11.65 cents   11.47 cents   11.93 cents   11.70 cents
Passenger revenue per
 available seat mile
 (cents)<F6>                          9.05 cents    8.86 cents    8.60 cents    8.58 cents    8.38 cents    8.45 cents    8.06 cents
Operating cost per
 available seat mile
 (cents)<F7>                          9.68 cents    9.35 cents    9.83 cents    9.43 cents    9.50 cents    9.31 cents    8.99 cents
Average daily utilization
 per aircraft
 (hours)<F8>                          9.75          9.68          9.80          9.74          9.67          9.77          9.38
Aircraft in fleet being
 operated at end of
 period                                188           188           188           188           183           185           185


-------------
<F1> Excludes subsidiary companies.  Certain revenue and unit revenue information previously reported has been reclassified to conform with the current presentation.
<F2> The number of scheduled miles flown by revenue passengers.
<F3> The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
<F4> Revenue passenger miles divided by available seat miles.
<F5> Passenger revenue per revenue passenger mile.
<F6> Passenger revenue divided by scheduled available seat miles.
<F7> Operating expenses, excluding special charges, other nonrecurring charges and subsidiaries, divided by total available seat miles.
<F8> The average block hours flown per day in revenue service per aircraft.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     During the second quarter of 2000, TWA reported an operating profit of $15.3 million compared to a second quarter 1999 operating profit of $18.4 million, an unfavorable change of $3.1 million. The Company reported a second quarter 2000 pre-tax profit of $2.8 million, which was an increase of $2.5 million from the 1999 pre-tax profit of $0.3 million. The net loss of $4.2 million in the second quarter of 2000 represented a $2.0 million decrease from the net loss of $6.2 million in the second quarter of 1999.

     Total operating revenues were $954.9 million in the second quarter of 2000, an $88.9 million increase from operating revenues of $866.0 million for the comparable period of 1999. Passenger revenue for the second quarter of $865.0 million improved $78.8 million over passenger revenue of $786.2 million in the second quarter of 1999 largely due to more efficient utilization of its revitalized fleet and changes in its route structure. In the first quarter of 2000, the Company introduced the first regional jets into its route structure through code-sharing agreements that contributed to both the increase in passenger revenue and the $9.0 million increase in all other revenues in the second quarter 2000.

     System-wide capacity, as measured by scheduled ASMs, increased
7.8% in the second quarter of 2000 over the comparable period of 1999. Domestic ASMs increased 11.6% while international ASMs decreased 14.4%. Revenue passenger miles (RPMs) in scheduled service for the quarter were 7,193.7 million compared with 6,916.6 million RPMs in the second quarter of 1999 representing a 4.0% increase. The system passenger load factor decreased 2.8 percentage points in the second quarter of 2000 versus the same period in 1999 to 75.2% from 78.0% resulting from a greater increase in ASMs than RPMs. System yield increased 5.7% to 12.02 cents in the second quarter of 2000 compared to 11.37 cents in 1999 reflecting higher overall industry fare levels and improvements in TWA's domestic front cabin yield partly in response to increased marketing efforts in support of TWA's special FirstUp fare. RASM increased year over year to
9.05 cents in the second quarter of 2000 from 8.86 cents in the second quarter of 1999. Since June 1999, TWA has taken delivery of 37 new aircraft of which 28 aircraft were delivered in 1999 and nine aircraft were delivered in the first six months of 2000. Operating expenses per available seat mile (CASM) increased 3.5% to 9.68 cents from 9.35 cents for the second quarter of 1999. The CASM increase was heavily impacted by increased fuel costs, the increase in aircraft rental expense resulting from the replacement of older aircraft with new modern equipment and increased labor costs associated with new collective bargaining agreements.

     Operating expenses increased $92.0 million during the second quarter of 2000 to $939.6 million from $847.6 million during the second quarter of 1999, representing a net change in the following expense groups:

     * Salaries, wages and benefits were $329.8 million during the second quarter of 2000 compared to $312.3 million during the second quarter of 1999, an increase of $17.5 million. The average number of full-time equivalent employees decreased 2.4% to 20,551 in the second quarter of 2000 versus 21,053 in the second quarter of 1999. This headcount reduction was more than offset by the August 1, 1999 salary increase to IAM-represented employees, a September 1, 1999 increase in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. Additionally, TWA's second quarter 2000 costs for its trust plans contributed $7.2 million to the overall increase due to the new IAM Pension Fund effective January 2000.

     * Aircraft fuel and oil expense of $144.9 million for the second quarter of 2000 was $52.9 million greater than $92.0 million recorded in the second quarter of 1999 due to an increase in the average cost per gallon to 84.8 cents in 2000 from 52.9 cents in 1999.

     * Passenger sales commission expense of $36.8 million in the second quarter of 2000 was $14.0 million less than the expense recorded in the second quarter of 1999 primarily due to an 11% decrease in the percentage of the commissionable tickets sold and a 3% reduction in the commission rate cap in October 1999.

     * Aircraft maintenance material and repairs expense of $29.5 million for the second quarter of 2000 represents a decrease of $5.1 million from $34.6 million during the same period of 1999. The primary factor contributing to this decrease was a reduction in engine material requirements and the effect of adding new lower maintenance B-757, B-767, B-717 and MD-80 aircraft to the fleet.

     * Depreciation and amortization expense decreased $2.8 million to $32.2 million in the second quarter of 2000 from $35.0 million in the second quarter of 1999. The decrease resulted primarily from the write-off of the carrying value of abandoned international routes in the fourth quarter of 1999 and a reduction in expense for ground equipment.

     * Aircraft lease rentals increased $39.4 million to $137.7 million in the second quarter of 2000 from $98.3 million in the second quarter of 1999. This increase includes rentals on 43 new aircraft delivered during and since the second quarter 1999, in addition to the sale and leaseback of B-767 and B-757 aircraft as part of TWA's aggressive fleet renewal plan.

     * Other rent and landing fees were $48.6 million in the second quarter of 2000 versus $49.8 million in the second quarter of 1999, a decrease of $1.2 million. Increases were experienced in landing fees of $0.6 million which were offset by decreases of $1.8 million for space rentals at certain airports and ground equipment rentals in the second quarter of 2000 as compared to the same period in 1999.

     * All other operating expenses of $180.1 million in the second quarter of 2000 were $5.3 million more than the $174.8 million recorded in the second quarter of 1999, primarily represented by increases in computerized reservation system fees ($2.1 million) and expenses related to the Trans World Express regional jet code-sharing agreement ($9.7 million), partially offset by a reduction in consulting fees ($5.7 million).

     Other charges (credits) were a net charge of $12.5 million during the second quarter of 2000 compared to a net charge of $18.1 million for the second quarter of 1999. Interest expense decreased $2.3 million in the second quarter of 2000 from the same period in 1999 as a result of the retirement of certain debt in 1999 and 2000. Interest and investment income decreased $1.7 million in the second quarter of 2000 primarily due to a decrease in the level of invested funds. Net gains (losses) from the disposition of assets were net gains of $0.5 million and net losses of $3.8 million during the second quarters of 2000 and 1999, respectively. The net gains in the second quarter of 2000 included the sale of five jetways and a power system at Los Angeles International Airport. The net losses in 1999 included a loss from the sale and leaseback of four B-767 aircraft in April 1999, partially offset by gains from the sale of fourteen RB-211 engines. Other charges and credits - net increased $0.7 million in the second quarter of 2000 compared to the second quarter of 1999 primarily due to TWA's share of estimated earnings in Worldspan for the second quarter 2000 exceeding the earnings for 1999.

     A tax provision of $7.0 million was recorded in the second quarter of 2000 compared to $5.6 million in the second quarter of 1999 (see Note 2 to Consolidated Financial Statements).

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

     The Company had a net loss of $4.2 million in the second quarter of 2000 compared to a net loss of $6.2 million in the same period of 1999. The second quarter of 1999 results include an extraordinary charge of $0.9 million related to the premium on the early retirement of 11 3/8% Senior Secured Notes due 2003 ("11 3/8% Notes") and 10 1/4% Senior Secured Notes ("10 1/4% Notes") which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Notes and all of the collateral securing the 10 1/4% Notes.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

     For the first six months of 2000, TWA reported an operating loss of $88.6 million compared to a prior year operating loss of $19.2 million, an unfavorable change of $69.4 million. The Company reported a pre-tax loss of $91.7 million, which was an increase of $65.9 million from the 1999 pre-tax loss of $25.8 million. The net loss of $80.3 million in the first six months of 2000 represented a $52.5 million increase over the net loss of $27.8 million for the comparable period of 1999. The net loss for the first six months of 2000 included a charge of $12.8 million for the cumulative effect of accounting change related to a change in method of accounting for the sale of Aviator miles to business partners in the Company's frequent flyer program.

     Total operating revenues were $1,763.9 million in the first six months of 2000, a $133.3 million increase from operating revenues of $1,630.6 million for the comparable period of 1999. Passenger revenue for the first six months of $1,597.6 million improved $125.0 million over passenger revenue of $1,472.6 million from the prior year period largely due to more efficient utilization of its revitalized fleet and changes in its route structure. In the first six months of 2000, the Company introduced the first regional jets into its route structure through code-sharing agreements that contributed to both the increase in passenger revenue and the $8.1 million increase in all other revenues.

     System-wide capacity, as measured by scheduled ASMs, increased
8.2% in the first six months of 2000 over the comparable period of 1999. Domestic ASMs increased 11.8% while international ASMs decreased 13.5%. Revenue passenger miles (RPMs) in scheduled service for the quarter were 13,215 million compared with 12,637 million RPMs in the first six months of 1999 representing a 4.6% increase. The system passenger load factor decreased 2.5 percentage points in the first six months of 2000 versus the same period in 1999 to 71.1% from 73.6% resulting from a greater increase in ASMs than RPMs. System yield increased 3.8% to 12.09 cents in the first six months of 2000 compared to 11.65 cents in 1999 reflecting higher overall industry fare levels and improvements in TWA's domestic front cabin yield partly in response to increased marketing efforts in support of TWA's special FirstUp fare. RASM increased year over year to 8.60 cents in the first six months of 2000 from 8.58 cents in the first six months of 1999. Since June 1999, TWA has taken delivery of 37 new aircraft of which 28 aircraft were delivered in 1999 and nine aircraft were delivered in the first six months of 2000. Operating expenses per available seat mile (CASM) increased 4.0% to 9.83 cents from 9.43 cents for the first six months of 1999. The CASM increase was heavily impacted by increased fuel costs, the increase in aircraft rental expense resulting from the replacement of older aircraft with new modern equipment and increased labor costs associated with new collective bargaining agreements.

     Operating expenses increased $202.7 million during the first six months of 2000 to $1,852.5 million from $1,649.8 million during the first six months of 1999, representing a net change in the following expense groups:

     * Salaries, wages and benefits were $662.0 million during the first six months of 2000 compared to $621.2 million during the first six months of 1999, an increase of $40.8 million. The average number of full-time equivalent employees decreased 2.4% to 20,606 in the first six months of 2000 versus 21,110 in the first six months of 1999. This headcount reduction was more than offset by the August 1, 1999 salary increase to IAM-represented employees, a September 1, 1999 increase in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. Additionally, TWA's first six months of 2000 costs for its trust plans contributed $14.9 million to the overall increase when compared to the first six months of 1999 primarily due to the new IAM Pension Fund effective January 2000.

     * Aircraft fuel and oil expense of $285.3 million for the first six months of 2000 was $120.7 million greater than $164.6 million recorded in the first six months of 1999 due to an increase in the average cost per gallon to 86.3 cents in 2000 from 49.1 cents in 1999.

     * Passenger sales commission expense of $68.1 million in the first six months of 2000 was $27.3 million less than the expense recorded in the first six months of 1999 primarily due to a 12% decrease in the percentage of the commissionable tickets sold and a 3% reduction in the commission rate cap in October 1999.

     * Aircraft maintenance material and repairs expense of $55.0 million for the first six months of 2000 represents a decrease of $17.9 million from $72.9 million during the same period of 1999. The primary factor contributing to this decrease was a reduction in engine material requirements and the effect of adding new lower maintenance B-757, B-767, B-717 and MD-80 aircraft to the fleet.

     * Depreciation and amortization expense decreased $7.0 million to $65.3 million in the first six months of 2000 from $72.3 million in the first six months of 1999. The decrease resulted primarily from the sale and leaseback of four B-767 aircraft and the write-off of the carrying value of abandoned international routes in the fourth quarter of 1999.

     * Aircraft lease rentals increased $81.5 million to $270.2 million in the first six months of 2000 from $188.6 million in the first six months of 1999. This increase includes rentals on 46 new aircraft delivered during and since the first six months of 1999, in addition to the sale and leaseback of B-767 and B-757 aircraft as part of TWA's aggressive fleet renewal plan.

     * Other rent and landing fees were $97.5 million in the first six months of 2000 versus $96.8 million in the first six months of 1999, an increase of $0.7 million. Increases were experienced in landing fees of $1.8 million, offset by a decrease of $1.1 million in space rentals at certain airports during 2000 compared to the first six months of 1999.

     * All other operating expenses of $349.1 million in the first six months of 2000 were $11.1 million more than the $338.0 million recorded in the first six months of 1999, primarily represented by increases in computerized reservation system fees and expenses related to the Trans World Express regional jet code-sharing agreement, partially offset by a reduction in consulting fees.

     Other charges (credits) were a net charge of $3.1 million during the first six months of 2000 compared to a net charge of $6.6 million for the first six months of 1999. Interest expense decreased $2.7 million in the first six months of 2000 from the same period in 1999 as a result of the retirement of certain debt in 1999 and 2000. Interest and investment income decreased $2.8 million in the first six months of 2000 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were $2.9 million during the first six months of 2000 compared to a loss of $1.7 million in 1999. The net gains in the first six months of 2000 included the sale of 19 spare L-1011, B-767 and B-727 engines and the sale of five jetways and a power system at Los Angeles International Airport. The net losses in 1999 included a net loss on the sale/leaseback of four B-767 aircraft, partially offset by a gain on the sale of sixteen RB-211 engines, four JT8D engines and one B-747 aircraft. Other charges and credits - net showed an unfavorable decline of $1.0 million in the first six months of 2000 compared to the first six months of 1999 due to the 2000 gain from the sale of TWA's remaining holdings in Equant ($16.7 million) which was less than a similar gain recorded in the comparable period of 1999 ($21.3 million). This decrease was partially offset by a $4.3 million increase in TWA's share of estimated earnings in Worldspan as compared to the earnings recorded in the comparable period of 1999.

     A tax benefit of $24.2 million was recorded in the first six months of 2000 compared to a provision of $1.1 million in the first six months of 1999 (see Note 2 to Consolidated Financial Statements).

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

     The Company had a net loss of $80.3 million in the first six months of 2000 compared to a net loss of $27.8 million in the same period of 1999. The 1999 results include an extraordinary charge of $0.9 million related to the premium on the early retirement of 11 3/8% Notes and 10 1/4% Notes which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Notes and all of the collateral securing the 10 1/4% Notes.

LIQUIDITY AND CAPITAL RESOURCES

     The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto.


Liquidity

     The Company's consolidated cash and cash equivalents balance at June 30, 2000 was $194.3 million, a $13.9 million increase from the December 31, 1999 balance of $180.4 million. Operating activities provided $42.2 million in cash in the first six months of 2000 versus cash provided of $97.8 million in 1999. The decrease in cash provided from operations resulted from an increased net loss of $52.6 million in the first six months of 2000 as compared to the same period in 1999. Both 1999 and 2000, however, include gains from the sale of shares in Equant, $21.3 million and $16.7 million, respectively. The impact of the larger net loss was offset by an improvement of $32.5 million in the cash provided by advance ticket sales and by an improvement of $15.1 million in the cash provided by trade accounts payable and accrued expenses primarily due to the timing of payments of certain obligations in the comparative periods.

     Cash used by investing activities decreased to $21.9 million in the first six months of 2000 versus $54.3 million in the first six months of 1999. Capital expenditures (including aircraft predelivery deposits) during the first six months of 2000 amounted to $28.2 million. This compared to $46.8 million during the first six months of 1999 after excluding cash used to purchase one B-767-200 aircraft and related engines for $27.1 million. Asset sales during both periods were primarily limited to retired, widebody aircraft, engines and other surplus equipment. Additionally, approximately $9.6 million was provided in 1999 primarily due to the return of predelivery deposits relating to two new B-757-200 aircraft delivered in March and May 1999, which were immediately sold to and leased back under operating leases from an aircraft lessor.

     Cash used by financing activities was $6.4 million in the first six months of 2000 versus $7.3 million in the same period of 1999. Proceeds from the sale and leaseback of certain aircraft were $94.4 million in the first six months of 2000 relating to the sale and leaseback of two B-757 aircraft versus $80.6 million in the comparable period in 1999 relating to the sale and leaseback of four B-767-200 aircraft. Repayments of long-term debt and capital lease obligations were $100.8 million in the first six months of 2000, including $72.6 million of debt associated with the sale and leaseback of two B-757 aircraft, compared to $76.6 million in the first six months of 1999, including $43.3 million of debt associated with the sale and leaseback of four B-767-200 aircraft. Cash dividends of $11.7 million on preferred stock were paid in the first six months of 1999, however, the Board of Directors determined not to declare the payment of the dividend on either issue of preferred stock in the first and second quarters of 2000.

     The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000 offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have increased substantially in 2000. The Company has not hedged the costs of any of its future fuel requirements and accordingly, until such prices abate or unless the fuel surcharge previously imposed by the Company is sufficient to cover such higher costs, such additional costs will continue to adversely affect its operating results. The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan.


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


Commitments

     TWA finalized the terms of the purchase orders for 50 B-717-200 aircraft in June of 1999 and the terms of options for an additional 50 B-717-200 aircraft. Financing agreements on these B-717-200 aircraft were also finalized in June of 1999. The first B-717-200 aircraft was delivered in February 2000 and five additional aircraft were delivered by June 2000. During the remainder of 2000, TWA expects to take delivery of nine additional aircraft.

     In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75 "A320 Family" aircraft. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million; no further predelivery payments will be required until 2002. Deliveries of the 38 aircraft are scheduled to commence in 2004. Financing agreements on 25 of these A318 aircraft were also finalized in December of 1999. Should Airbus fail to provide or arrange for financing for any of the remaining 13 A318 aircraft, TWA would have the right to terminate the purchase order for those aircraft. In June, 2000, TWA finalized the terms of purchase orders for 25 A319 aircraft in addition to the A318 aircraft and "A320 aircraft" options described above. Predelivery payments totaling $4.0 million have been made by TWA and approximately $3.0 million will be due in October, 2000. Financing agreements on 16 of these A319 aircraft were also finalized in June 2000. Five of the A319 aircraft are subject to cancellation by TWA. Should Airbus fail to provide or arrange for financing for any of the remaining four aircraft, TWA would have the right to terminate the purchase order for those aircraft. These aircraft would primarily replace B-727, DC-9 and MD-80 aircraft currently in TWA's fleet.

     Both the B-717 and the Airbus 318 and A319 financing commitments are subject to a "material adverse change" clause. Those provisions are comparable to those contained in prior agreements for the acquisition of B-757 and MD-80 aircraft. Such provisions generally allow the manufacturer to withdraw the financing commitment on one or more undelivered aircraft in the event there is a material adverse change in the financial condition of TWA which would adversely affect TWA's ability to perform under the purchase order, financing documentation or any related transaction. In the event Boeing or Airbus withdraws its financing commitment with respect to one or more of the aircraft, TWA has a comparable right to terminate the purchase order for those aircraft.

     In April 1999, TWA sold and leased back four B-767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft.
In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Notes and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million. These five B-767-200 aircraft will be replaced with three B-767-300 aircraft from the same aircraft lessor. As of March 31, 2000, three B-767-200 aircraft had been returned and three B-767-300 aircraft have been leased. A fourth B-767-200 aircraft was returned on May 1, 2000. The fifth B-767-200 aircraft will be returned later in 2000.


Certain Other Capital Requirements

     TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.


Restructuring Liabilities

     At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During 1999, the Company incurred approximately $4.2 million of expenditures related to these provisions. Management's initial estimates of the 1998 restructuring costs were reduced by $6.8 million due to international regulatory involvement which precluded the Company from carrying out its original restructuring plan. The Company continues to expect severance costs of $4.8 million to be paid to the affected respective employees during the remainder of 2000 due to these changes in operations.

     During 1999, the plans related to restructuring international operations were overtaken by the serious deterioration in performance on the JFK to Madrid, Barcelona, and Rome routes. In the fourth quarter of 1999, the decision was made by the Board of Directors to close these three routes. TWA established a provision related to these closures of approximately $91.6 million which included $79.3 million write-off of the value of the routes, and $12.3 million primarily related to government-mandated employee severance for approximately 200 operational, management and administrative employees. The Company is in negotiations concerning expected severance costs for the Italian restructuring of operations and has concluded settlement of expected severance costs for the restructuring in Spain. The Company continues to expect the $10.4 million remaining route closure costs will be paid during the remainder of 2000 and into the first quarter 2001.

     The 1998 special charges include:

                                              ACCRUAL AT          PAID THROUGH           ACCRUAL AT
                                           DECEMBER 31, 1999      JUNE 30, 2000        JUNE 30, 2000
                                           -----------------      -------------        -------------
      Severance                                  $ 6.6                $ 1.8                $ 4.8
      Other costs                                    -                    -                    -
                                           -----------------      -------------        -------------
                                                 $ 6.6                $ 1.8                $ 4.8
                                           =================      =============        =============

      The 1999 special charges include:


                                                                     AMOUNT
                                              ACCRUAL AT          PAID THROUGH           ACCRUAL AT
                                           DECEMBER 31, 1999      JUNE 30, 2000        JUNE 30, 2000
                                           -----------------      -------------        -------------
      Severance                                 $ 11.4                $ 1.9                $ 9.5
      Other costs                                  0.9                    -                  0.9
                                           -----------------      -------------        -------------
                                                $ 12.3                $ 1.9                $10.4
                                           =================      =============        =============


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


Slot Restrictions

     The FAA has designated JFK and LaGuardia, O'Hare and Reagan
National as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, such slots may be voluntarily sold or transferred between carriers.

     In May 2000, the Aviation Investment and Reform Act for the 21st Century was enacted changing the restrictions on slots at these airports. At O'Hare, this legislation alters the usage of slots immediately and entirely eliminates slot restrictions at the airport effective July 2, 2002. The legislation eliminates slot restrictions at JFK and LaGuardia effective January 2, 2007. The legislation increases slightly the slots available at Reagan National. On July 5, 2000, TWA was granted additional slots to fly one round trip daily between Reagan

National and Los Angeles International Airport.

     Considering these developments, the Company evaluated the carrying value of the slots at these affected airports in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Based upon the results of this evaluation, the Company does not presently expect the changes in slot restrictions will significantly impact its operations at these airports. The Company expects the carrying values of the slots will be recovered through future operating cash flows associated with these assets. Accordingly, no change in carrying value or useful life was deemed necessary. At June 30, 2000, the net book value of slots at JFK and LaGuardia, O'Hare, and Reagan National was $42.6 million, $5.0 million and $25.0 million, respectively.


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

Aircraft Fuel

     Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first six months of 2000 represented approximately 15.3% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

     TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first six months of 2000 and at June 30, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.6 million per year, based upon consumption in the first six months of 2000.


Interest Rates

     Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $595 million, net of unamortized discounts and including current maturities at June 30, 2000. The contractual maturities of long-term debt and the associated average interest rates are as follows:

                                                                  CONTRACTUAL
                                               AMOUNTS         WEIGHTED AVERAGE
                 MATURITY DATE              IN THOUSANDS         INTEREST RATE
                 -------------              ------------       ----------------
                     2000                     $ 47,820                9.08%
                     2001                      163,437                9.47%
                     2002                       64,975               11.63%
                     2003                       31,618               10.72%
                     2004                      141,975               11.55%
                     Thereafter                154,120               11.07%

Foreign Currency Exchange Rates

     Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 8.4% of TWA's operating revenues in the first six months of 2000, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

                    PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of TWA was held on May 23, 2000. The following matters were considered and acted upon at the Annual Meeting:

     1. The election of fifteen Directors of the Company for terms ending with the 2001 Annual Meeting of Stockholders and until their successors are elected and qualified.

     The following individuals were elected Directors by the holders of the Company's Common Stock, with the number of votes cast for and against each individual shown opposite their names:

NAME                              FOR                 WITHHELD
----                              ---                 --------

John W. Bachmann              55,937,465              1,600,276
William F. Compton            55,615,774              1,921,967
Eugene P. Conese              55,926,809              1,610,932
Gerald L. Gitner              55,610,762              1,926,979
Thomas H. Jacobsen            55,939,752              1,597,989
Myron Kaplan                  55,936,615              1,601,126
David M. Kennedy              55,907,446              1,630,295
Merrill A. McPeak             55,907,155              1,630,586
Thomas F. Meagher             55,933,319              1,604,422
G. Joseph Reddington          55,938,216              1,599,525
Blanche M. Touhill            55,909,086              1,628,655

     The following individuals were elected Directors by the holders of the Company's Employee Preferred Stock with the number of votes cast for and against each individual shown opposite their names:

IAM Preferred Stock:
--------------------

Edgar M. House                3,545,908               0
William O'Driscoll            3,545,908               0

ALPA Preferred Stock:
---------------------

Robert A. Pastore             1,605,676               0

Flight Attendant Preferred Stock:
---------------------------------

Sherry L. Cooper              1,187,100               0

     2. The ratification of the appointment of KPMG LLP as independent accountants for the fiscal year ending December 31, 2000. The votes cast with regard to this proposal were as follows:

          FOR                 AGAINST                 ABSTAIN
          ---                 -------                 -------

      62,574,814              917,043                 984,568

ITEM 5.  OTHER INFORMATION

     The Company's Board of Directors did not declare the dividend payments on either the 8% Preferred Stock or the 9 1/4% Preferred Stock which were due on March 15 and June 15, 2000, in the total amounts of $5.2 million and $1.9 million, respectively. If the dividends on the 8% and 9 1/4% Preferred Stock were to continue in arrears and if the arrears were to aggregate in an amount equal to at least six quarterly dividends on either issue, the holders of the 8% Preferred Stock and the 9 1/4% Preferred Stock voting separately as a class without regard to the series, will be entitled to elect at the next annual or special meeting of the shareholders of the Company, two directors to serve until all dividends accumulated and unpaid have been paid or declared and funds set aside to provide for payment in full.

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

          <F*>4.29  - Form of 11 3/8% Senior Secured Notes due
                      2003 (contained as Exhibit 1 to Rule 144A/
                      Regulation S Appendix to Indenture in
                      Exhibit 4.28)

          <F*>4.30  - Registration Rights Agreement dated as of
                      April 21, 1998 between the Company, Lazard
                      Freres & Co. LLC and First Security Bank,
                      National Association relating to the 11 3/8%
                      Senior Secured Notes Due 2003 (Exhibit 4.31 to Registrant's Registration Statement on Form S-3, No. 333-56991)

          10.1      - Collective Bargaining Agreement with
                      International Association of Machinists and
                      Aerospace Workers effective August 1, 1999 for flight attendants

          10.2      - Collective Bargaining Agreement with
                      International Association of Machinists and
                      Aerospace Workers effective August 1, 1999 for mechanics and related employees

          11        - Statement of computation of per share earnings

          27        - Financial Data Schedule


     (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the second quarter of 2000.


[FN]
--------------
<F*>Incorporated by reference

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRANS WORLD AIRLINES, INC.


Dated: August 14, 2000        By: /s/ Michael J. Palumbo
                                 --------------------------------------
                                      Michael J. Palumbo
                                      Executive Vice President and
                                      Chief Financial Officer