Form 10-Q
period 2000-09-30
TRANS WORLD AIRLINES INC /NEW/
filed 2000-11-14
CIK 278327

========================================================================

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                       -------------------------

                               FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                       =========================

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              OUTSTANDING AS OF
                      CLASS                   OCTOBER 31, 2000
            -----------------------           -----------------
            Common Stock, par value
            $0.01 per share                      71,896,504

========================================================================

                     Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                         -----------------------     -------------------------
                                                           2000           1999          2000           1999
                                                         --------       --------     ----------     ----------
Operating revenues:
      Passenger                                          $881,918       $792,166     $2,479,541     $2,264,791
      Freight and mail                                     24,399         23,030         73,999         72,354
      All other                                            66,386         61,230        183,082        169,862
                                                         --------       --------     ----------     ----------
            Total                                         972,703        876,426      2,736,622      2,507,007
                                                         --------       --------     ----------     ----------

Operating expenses:
      Salaries, wages and benefits                        336,424        327,300        998,436        944,209
      Costs associated with contract ratification               -         33,515              -         37,768
      Aircraft fuel and oil                               170,947        112,026        456,272        276,620
      Passenger sales commissions                          32,359         49,366        100,407        144,799
      Aircraft maintenance materials and repairs           34,853         38,478         89,867        111,385
      Depreciation and amortization                        32,104         34,245         97,439        106,529
      Aircraft rent                                       141,272        112,030        411,494        300,695
      Other rent and landing fees                          48,357         51,910        145,821        148,667
      All other                                           187,360        176,485        536,479        514,480
                                                         --------       --------     ----------     ----------
            Total                                         983,676        935,355      2,836,215      2,585,152
                                                         --------       --------     ----------     ----------

Operating loss                                            (10,973)       (58,929)       (99,593)       (78,145)
                                                         --------       --------     ----------     ----------

Other charges (credits):
      Interest expense                                     20,410         22,399         67,121         71,810
      Interest and investment income                       (3,252)        (4,310)        (8,392)       (12,222)
      Disposition of assets, gains and losses-net          (1,041)        (1,031)        (3,885)           716
      Other charges and credits-net                       (17,510)       (21,741)       (53,201)       (58,408)
                                                         --------       --------     ----------     ----------
            Total                                          (1,393)        (4,683)         1,643          1,896
                                                         --------       --------     ----------     ----------

Loss before income taxes, extraordinary items and
   cumulative effect of accounting change                  (9,580)       (54,246)      (101,236)       (80,041)
Provision (credit) for income taxes                        25,203           (556)         1,051            550
                                                         --------       --------     ----------     ----------

Loss before extraordinary items and cumulative effect
   of accounting change                                   (34,783)       (53,690)      (102,287)       (80,591)
Extraordinary items                                             -              -              -           (866)
Cumulative effect of accounting change                          -              -        (12,844)             -
                                                         --------       --------     ----------     ----------

Net loss                                                  (34,783)       (53,690)      (115,131)       (81,457)
Preferred stock dividend requirements                       3,515          5,864         10,563         17,590
                                                         --------       --------     ----------     ----------
Loss applicable to common shares                         $(38,298)      $(59,554)    $ (125,694)    $  (99,047)
                                                         ========       ========     ==========     ==========


Basic earnings per share amounts:
      Loss before extraordinary items                    $  (0.49)      $  (0.87)    $    (1.50)    $    (1.47)
      Extraordinary items                                       -              -              -          (0.01)
      Cumulative effect of accounting change                    -              -          (0.17)             -
                                                         --------       --------     ----------     ----------
      Net loss                                           $  (0.49)      $  (0.87)    $    (1.67)    $    (1.48)
                                                         ========       ========     ==========     ==========

                                  See notes to consolidated financial statements

                                 1

                            TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                       (AMOUNTS IN THOUSANDS)

                                              ASSETS

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             2000           1999
                                                                         -------------  ------------
                                                                          (UNAUDITED)

Current assets:
      Cash and cash equivalents                                           $  157,062     $  180,443
      Receivables, less allowance for doubtful accounts,
         $14,476 in 2000 and $13,534 in 1999                                 245,732        155,070
      Spare parts, materials and supplies, less allowance for
         obsolescence, $17,613 in 2000 and $17,512 in 1999                   106,333        101,179
      Prepaid expenses and other                                              79,958         53,197
                                                                          ----------     ----------
                        Total                                                589,085        489,889
                                                                          ----------     ----------

Property:
      Property owned:
            Flight equipment                                                 339,864        433,710
            Prepayments on flight equipment                                   69,034         45,810
            Land, buildings and improvements                                  79,277         77,021
            Other property and equipment                                      90,383         90,115
                                                                          ----------     ----------
                  Total property owned                                       578,558        646,656
            Less accumulated depreciation                                    179,033        161,153
                                                                          ----------     ----------
                  Property owned-net                                         399,525        485,503
                                                                          ----------     ----------

      Property held under capital leases:
            Flight equipment                                                 176,094        176,094
            Land, buildings and improvements                                  52,355         50,321
            Other property held under capital leases                           8,598          7,096
                                                                          ----------     ----------
                  Total property held under capital leases                   237,047        233,511
            Less accumulated amortization                                    147,944        127,845
                                                                          ----------     ----------
                  Property held under capital leases-net                      89,103        105,666
                                                                          ----------     ----------
                        Total property-net                                   488,628        591,169
                                                                          ----------     ----------

Investments and other assets:
      Investments in affiliated companies                                     90,276         82,901
      Investments, receivables and other                                     139,692        133,973
      Routes, gates and slots-net                                            170,427        181,983
      Reorganization value in excess of amounts allocable to identifiable
         assets-net                                                          625,802        657,267
                                                                          ----------     ----------
                        Total                                              1,026,197      1,056,124
                                                                          ----------     ----------

                                                                          $2,103,910     $2,137,182
                                                                          ==========     ==========


                             See notes to consolidated financial statements

                          TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                        (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                              LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       -------------    ------------
                                                                        (UNAUDITED)
Current liabilities:
      Current maturities of long-term debt                              $   175,164     $   67,080
      Current obligations under capital leases                               39,814         38,664
      Advance ticket sales                                                  304,647        198,722
      Accounts payable, principally trade                                   340,333        263,624
      Accounts payable to affiliated companies                                5,203          6,250
      Accrued expenses:
            Employee compensation and vacations earned                      122,288        149,701
            Contributions to retirement and pension trusts                   22,918         15,165
            Interest on debt and capital leases                              13,466         14,235
            Taxes                                                            11,438         12,111
            Other accrued expenses                                          199,375        195,340
                                                                        -----------     ----------
                  Total accrued expenses                                    369,485        386,552
                                                                        -----------     ----------
                        Total                                             1,234,646        960,892
                                                                        -----------     ----------

Long-term liabilities and deferred credits:
      Long-term debt, less current maturities                               416,495        600,909
      Obligations under capital leases, less current obligations             98,055        127,143
      Postretirement benefits other than pensions                           509,334        502,097
      Noncurrent pension liabilities                                         16,984         17,572
      Other noncurrent liabilities and deferred credits                     109,171         99,479
                                                                        -----------     ----------
                        Total                                             1,150,039      1,347,200
                                                                        -----------     ----------

Shareholders' equity:
      8% cumulative convertible exchangeable preferred stock,
         $50 liquidation preference; shares issued and outstanding:
         2000-2,575; 1999-3,869                                                  26             39
      9 1/4% cumulative convertible exchangeable preferred stock,
         $50 liquidation preference; shares issued and outstanding:
         2000-818; 1999-1,725                                                     8             17
      Employee preferred stock, $0.01 liquidation preference;
         special voting rights; shares issued and outstanding:
         2000-6,105; 1999-6,712                                                  61             67
      Common stock, $0.01 par value; shares issued and outstanding:
         2000-70,756; 1999-59,966                                               708            600
      Additional paid-in capital                                            733,224        728,038
      Accumulated deficit                                                (1,014,802)      (899,671)
                                                                        -----------     ----------
                        Total                                              (280,775)      (170,910)
                                                                        -----------     ----------

                                                                        $ 2,103,910     $2,137,182
                                                                        ===========     ==========

                             See notes to consolidated financial statements

                                 TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                           (AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         ------------------------
                                                                                            2000           1999
                                                                                         ---------       --------
Cash flows from operating activities:
      Net loss                                                                           $(115,131)      $(81,457)
      Adjustments to reconcile net loss to net cash provided (used) by operating activities:
            Compensation paid in stock                                                           -         19,241
            Depreciation and amortization                                                   97,439        106,529
            Amortization of discount and expense on debt                                     4,856          5,419
            Amortization of deferred (gains) losses on sale and leaseback of certain
               aircraft and engines                                                           (820)        (2,655)
            Extraordinary loss on extinguishment of debt                                         -            866
            Equity in undistributed earnings of affiliates not consolidated                (29,217)       (17,047)
            Net (gains) losses on disposition of assets                                     (3,885)           716
            Change in operating assets and liabilities:
                  Decrease (increase) in:
                        Receivables                                                        (90,662)       (72,787)
                        Inventories                                                         (6,106)           (22)
                        Prepaid expenses and other current assets                          (26,736)       (10,215)
                        Other assets                                                        (4,182)        (7,920)
                  Increase (decrease) in:
                        Accounts payable and accrued expenses                               53,357         59,364
                        Advance ticket sales                                               105,925         77,510
                        Other noncurrent liabilities and deferred credits                   22,909         (7,690)
                                                                                         ---------       --------
                              Net cash provided                                              7,747         69,852
                                                                                         ---------       --------

Cash flows from investing activities:
      Proceeds from sales of property                                                        9,652         19,624
      Capital expenditures, including aircraft pre-delivery deposits                       (39,569)      (110,984)
      Return of pre-delivery deposits related to leased aircraft                                 -         23,712
      Net (increase) decrease in investments, receivables and other                         19,238         (1,425)
                                                                                         ---------       --------
                              Net cash used                                                (10,679)       (69,073)
                                                                                         ---------       --------

Cash flows from financing activities:
      Proceeds from sale and leaseback of certain aircraft and engines                      94,409        107,967
      Repayments on long-term debt and capital lease obligations                          (114,858)      (104,024)
      Cash dividends paid on preferred stock                                                     -        (17,590)
      Net proceeds from exercise of warrants and options                                         -            441
                                                                                         ---------       --------
                              Net cash used                                                (20,449)       (13,206)
                                                                                         ---------       --------

Net decrease in cash and cash equivalents                                                  (23,381)       (12,427)
Cash and cash equivalents at beginning of period                                           180,443        252,408
                                                                                         ---------      ---------
Cash and cash equivalents at end of period                                               $ 157,062      $ 239,981
                                                                                         =========      =========

                             See notes to consolidated financial statements

                                     TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
                                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                               (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)


                                         SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                             2000           1999
                                                                                            -------        -------
Cash paid during the period for:
      Interest                                                                              $57,106        $62,905
                                                                                            =======        =======

      Income taxes                                                                          $    21        $    16
                                                                                            =======        =======

Information about noncash operating, investing and financing activities:
      Promissory notes issued to finance aircraft acquisition                               $    14        $     -
                                                                                            =======        =======

      Promissory notes issued to finance aircraft predelivery payments                      $23,798        $51,721
                                                                                            =======        =======

      Property acquired and obligations recorded under new capital lease
         transactions                                                                       $   951        $   245
                                                                                            =======        =======




ACCOUNTING POLICY

   For purposes of the Statements of Consolidated Cash Flows, TWA considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


         See notes to consolidated financial statements

           TRANS WORLD AIRLINES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2000
                           (UNAUDITED)

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

   The consolidated financial results on an interim basis are not necessarily indicative of future financial results on either an interim or annual basis. TWA's air transportation business has historically experienced seasonal changes with the second and third quarters of the calendar year generally producing better operating results than the first and fourth quarters, although operational adjustments with the intent of reducing the level of seasonality have been, and continue to be, implemented. Accordingly, the results for the three months and nine months ended September 30, 2000 should not be read as indicators of results for the full year.

2.  INCOME TAXES

   The tax provisions/benefits recorded in the third quarters of 2000 and 1999 reflect the reversal of previously recorded tax provisions/ benefits due to management's expectation of taxable losses for the full years of 2000 and 1999, and the uncertainty of realization of the benefits of any such tax losses in future periods.

3.  LOSS PER SHARE

   In computing the loss applicable to common shares for the three months and nine months ended September 30, 2000, the net loss has been increased by dividend requirements on the 8% Cumulative Convertible Exchangeable Preferred Stock (the "8% Preferred Stock") and the 9 1/4% Cumulative Convertible Exchangeable Preferred Stock (the "9 1/4% Preferred Stock"). In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (72.7 million and 68.9 million for the three months and nine months ended September 30, 2000, respectively) including 2.0 million shares to be issued to IAM-represented employees as discussed in Note 8, and employee preferred stock (6.1 million and 6.3 million for the three months and nine months ended September 30, 2000, respectively) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month and nine month periods ended September 30, 2000 would have been anti-dilutive.

   Cash dividends of $17.6 million on preferred stock were paid in the first nine months of 1999, however, the Board of Directors determined not to declare the payment of the dividend on either issue of preferred stock during the first three quarters of 2000. As of September 30, 2000, cumulative unpaid preferred stock dividends aggregated $10.6 million.

   The loss applicable to common shares for the three months and nine months ended September 30, 1999 have likewise been adjusted by dividend requirements on the 8% Preferred Stock and the 9 1/4% Preferred Stock. In computing the related net loss per share, the loss applicable to common shares has been divided by the aggregate average number of outstanding shares of common stock (61.5 million and 59.5 million for the three months and nine months ended September 30, 1999, respectively) including
3.0 million shares to be issued to IAM-represented employees as discussed in Note 8, and employee preferred stock (7.0 million and 7.2 million for the three months and nine months ended September 30, 1999) which, with the exception of certain special voting rights, is the functional equivalent of common stock. Diluted earnings per share are the same as basic earnings per share for the periods presented as the impact of stock options, warrants or potential issuances of additional common stock or employee preferred stock in the three month and nine month periods ended September 30, 1999 would have been anti-dilutive.

4.  PROPERTY AND DISPOSITION OF ASSETS

   The Company has included in Investments, receivables and other the net book value of its grounded L-1011 and B-747 aircraft as such aircraft have been retired from service and are currently held for sale. The carrying value of these aircraft at September 30, 2000 and 1999 was $9.6 million and $19.7 million, respectively.

   During the nine months ended September 30, 2000 and 1999, disposition of assets resulted in net gains of $3.9 million and net losses of $0.7 million, respectively. The net gains in the first nine months of 2000 related primarily to the sale of 19 spare L-1011, B-767 and B-727 engines and five jetways. The 1999 net losses included a loss from the sale and leaseback of B-767 aircraft, partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines, L-1011 simulator and the sale of TWA's investment in SATO Travel, a company which provides ticketing services ("SATO").

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

                                                          QUARTER ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                      ---------------------       -----------------------
                                                       2000           1999          2000           1999
                                                      ------         ------       --------       --------
    Operating Revenues (in millions):
      Domestic                                        $876.4         $767.1       $2,492.1       $2,224.3
      International                                     96.3          109.3          244.5          282.7
                                                      ------         ------       --------       --------
      Total                                           $972.7         $876.4       $2,736.6       $2,507.0
                                                      ======         ======       ========       ========

   TWA identifies revenues to each division based on a proration methodology of revenues generated to specific flight segments and the division in which the flight segment operates. A major portion of the Company's long-lived assets consists of its flight equipment (aircraft), which are not assigned to a specific geographic area but rather are flown across geographic boundaries.

6.  SALE OF EQUANT SHARES

   TWA is a long-term member of the Societe Internationale de Telecommunications Aeronautiques ("SITA"), a worldwide provider of communication services to the aviation industry. In February 1999, members of SITA divested a portion of their shares in Equant N.V. ("Equant"), a telecommunication network company, through a secondary offering. As a member of SITA, TWA indirectly participated in the partial sale of its holdings in Equant in February 1999 and December 1999. In March 2000, TWA sold its remaining interest in Equant to a third party, resulting in reported gains and receipts of cash of approximately $21.3 million, $10.7 million and $16.7 million in the first quarter of 1999, fourth quarter of 1999 and first quarter of 2000, respectively. Such gains are included in Other charges and credits-net.

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

8.  LABOR AGREEMENTS

   As a result of contracts which became effective August 1, 1999 between TWA and the International Association of Machinists and Aerospace
Workers ("IAM"), TWA agreed to pay increases over an 18 month period that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA agreed to distribute 3,500,000 shares of TWA common stock to these employees.
On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM and 1,000,000 shares were likewise distributed as of July 31, 2000. The remaining 2,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees as follows: as soon as practicable after January 31, 2001 - 1,000,000 shares and January 31, 2002 - 1,000,000 shares.

   In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all pending litigation including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn. IAM-represented flight attendant employees agreed to a payment of $25.0 million in settlement of these disputed matters, to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed and $11.0 million was distributed on August 17, 2000. The remaining payment of $3.0 million will be distributed in August 2001. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM no later than the following dates:
November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million.

   All unpaid amounts are reflected as liabilities in the consolidated financial statements.

9.  ACCOUNTING FOR SALES OF AVIATOR MILES

   In December 1999, the Securities and Exchange Commission issued
Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.
Although SAB 101 does not change existing accounting rules on revenue recognition, certain changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Effective January 1, 2000, the Company changed its method of accounting for the sale of Aviator miles to business partners. Previously, TWA and most other major airlines accounted for the proceeds received from the sale of affinity miles as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Under the new accounting method, that portion of the revenue from the sale of miles which is estimated to reflect the fair value of future transportation to be provided will be deferred and recognized in income when the transportation is provided. The remaining portion of the sale proceeds will continue to be recognized at the time of sale as other revenue. The Company believes the new method results in better matching of revenue with the period in which travel services are provided. The cumulative effect of this change resulted in a charge to earnings of $12.8 million in the first quarter of 2000. Prior period financial statements have not been restated. If the newly adopted policy had been applied in the prior year, the impact on net income would have been immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements made below relating to plans, conditions, objectives, and economic performance go beyond historical information and may provide an indication of future financial condition or results of operations. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and each is subject to risks, uncertainties and assumptions that could cause actual results to differ from those in the forward-looking statements. The words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In any event, these forward-looking statements speak only as of their dates, and the Company undertakes no obligation to update or revise any of them whether as a result of new information, future events or otherwise.

   The following are some of the factors and uncertainties that may adversely affect future results of operations:

   * insufficient levels of air passenger traffic resulting from, among other things, war, threat of war, terrorism or changes in the economy;

   * governmental limitations on the ability of TWA to provide service to certain airports and/or foreign markets;

   * regulatory requirements necessitating additional capital or operating expenditures;

   *    pricing and scheduling initiatives by competitors;

   *    the availability and cost of capital;

   *    increases in fuel and other operating costs; and

   * the adverse effects on yield of the continued implementation of the discount ticket agreement between TWA and Karabu
        Corp.

   TWA is unable to predict the potential effect of any of these uncertainties and the other uncertainties discussed herein upon its future results of operations.

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

   The rapid growth of regional jet airline affiliates represents a significant competitive challenge for TWA due to its reliance on through-hub passenger traffic. A small regional jet can now offer direct service in markets that previously were served only by through-hub service. Although TWA has signed agreements with three companies which operate regional jets, TWA's current labor agreements limit the total number of regional jets that TWA may utilize. TWA began offering regional jet service in the first quarter of 2000.

   These issues represent a competitive challenge for the Company, which has higher operating costs than many others carriers and fewer financial resources than many of its major competitors. Small fluctuations in revenue per available seat mile ("RASM") and cost per available seat mile ("CASM") can significantly affect TWA's financial results. The Company has experienced significant operating losses on an annual basis since the early 1990s, except in 1995 when the Company's combined operating profit was $25.1 million. TWA expects the airline industry will remain extremely competitive for the foreseeable future.

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

   TWA is unable to predict whether and to what extent these initiatives will be successful.

Labor Costs

   Wage rates for most of TWA's employees have increased recently as a result of several events. The current collective bargaining agreement between TWA and its pilots became effective September 1, 1998 and is amendable October 1, 2002. As part of the contract, TWA agreed to pay increases over four years that will result in wages for TWA's pilots improving in 2002 to 90% of the industry average as determined by wage rates in contracts in effect as of August 1998. The contract also provides for significant work rule improvements for pilots in certain areas while also granting TWA flexibility and improvements necessary to enhance its competitive position. Under the contract, TWA agreed to distribute either one million shares of TWA's common stock or $11 million in cash to its pilots at TWA's option, in four equal quarterly payments commencing in 1999. The Company made a quarterly distribution of 250,000 shares of common stock in each of April, August and November 1999 and February 2000.

   TWA's current agreement with the IAM for TWA flight attendant and ground employees became effective August 1, 1999 and becomes amendable on January 31, 2001. TWA agreed to salary increases over the term of the agreement that will result in wages for TWA's ground employees and flight attendants improving by the end of the term of the contract to averages ranging from 86.5% to 91.0% of industry average as determined by wage rates in contracts in effect as of June 1999. Additionally, TWA agreed to distribute 3,500,000 shares of

TWA common stock to these employees. On October 7, 1999, 500,000 shares were distributed to IAM-represented flight attendants in a manner determined by the IAM and 1,000,000 shares were likewise distributed as of July 31, 2000. The remaining 2,000,000 shares will be distributed in a manner determined by the IAM to IAM-represented employees as follows: as soon as practicable after January 31, 2001 - 1,000,000 shares and January 31, 2002 - 1,000,000 shares.

   In conjunction with these contracts, TWA and the IAM-represented employees agreed to withdraw all litigation pending as of August 1999 including contempt proceedings. Additionally, all outstanding grievances regarding scope, work jurisdiction, outsourcing and compensation were withdrawn as of that date. IAM-represented flight attendant employees agreed to a payment of $25.0 million to be distributed in a manner directed by the IAM. On August 31, 1999, $11.0 million was distributed and $11.0 million was distributed on August 17, 2000. The remaining payment of $3.0 million will occur in August 2001. Similarly, in settlement of these disputed matters, IAM-represented ground employees will receive $10.0 million to be distributed in a manner directed by the IAM by no later than the following dates:
November 2, 2001 - $5.0 million, and August 1, 2002 - $5.0 million.

   Pursuant to the labor agreements TWA entered into in 1992, TWA agreed to pay to employees represented by the IAM a cash bonus for the amount by which overtime incurred from September 1992 through August 1995 was reduced below specified thresholds. This amount was to be offset by the failure of medical savings to meet certain specified levels during the period for the same employees. TWA and the IAM came to agreement on this obligation which was payable in three equal annual installments. The third and final installment of $9.1 million was paid on September 8, 2000.

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

   TWA believes it is essential to improve employee productivity as an offset to any wage increases and will continue to explore other ways to control and/or reduce operating expenses. While TWA experienced wage rate increases in 1999, it also generated 3.3% more available seat miles ("ASMs") with 4.2% fewer employees in 1999. This trend continued in the first nine months of 2000 when the Company generated 7.1% more ASMs with 2.5% fewer employees than the comparable period in 1999. On a unit cost basis (salaries, wages and benefits per ASM excluding costs associated with contract ratification), there was no increase from 1999 to 2000 reflecting an overall productivity improvement in this category. However, there can be no assurance that the Company will be successful in sustaining such productivity improvements or achieving unit cost reductions. It is essential that the Company's labor costs remain favorable in comparison to its competitors.

   TWA's passenger traffic data, for scheduled passengers only, is shown in the table below for the indicated periods(1):
913:

                                      THREE MONTHS
                                         ENDED                 NINE MONTHS ENDED
                                      SEPTEMBER 30,              SEPTEMBER 30,                YEARS ENDED DECEMBER 31,
                                   -------------------       ---------------------       ------------------------------------
                                    2000         1999         2000          1999          1999          1998           1997
                                   ------       ------       -------       -------       -------       -------       --------
NORTH AMERICA
Passenger revenues ($ millions)    $  800       $  701       $ 2,276       $ 2,033       $ 2,690       $ 2,579       $  2,526
Revenue passenger miles
   (millions)(2)                    6,695        6,036        18,355        16,776        22,129        20,132         19,737
Available seat miles
   (millions)(3)                    8,690        7,960        25,163        22,696        30,517        28,796         29,341
Passenger load factor(4)             77.0%        75.8%         72.9%         73.9%         72.5%         69.9%          67.3%
Passenger yield (cents)(5)          11.95 cents  11.62 cents   12.40 cents   12.12 cents   12.15 cents   12.81 cents    12.80 cents
Passenger revenue per available
   seat mile (cents)(6)              9.21 cents   8.81 cents    9.04 cents    8.96 cents    8.81 cents    8.96 cents     8.61 cents

INTERNATIONAL
Passenger revenues ($ millions)    $   82       $   91       $   204       $   232       $   294       $   333       $    412
Revenue passenger miles
   (millions)(2)                      945        1,113         2,501         3,009         3,881         4,290          5,363
Available seat miles
   (millions)(3)                    1,175        1,433         3,279         3,865         5,071         5,657          7,093
Passenger load factor(4)             80.5%        77.7%         76.3%         77.9%         76.5%         75.8%          75.6%
Passenger yield (cents)(5)           8.65 cents   8.17 cents    8.15 cents    7.69 cents    7.58 cents    7.78 cents     7.68 cents
Passenger revenue per available
   seat mile (cents)(6)              6.96 cents   6.35 cents    6.22 cents    5.99 cents    5.80 cents    5.90 cents     5.81 cents

TOTAL SYSTEM
Passenger revenues ($ millions)    $  882       $  792       $ 2,480       $ 2,265       $ 2,984       $ 2,912       $  2,938
Revenue passenger miles
   (millions)(2)                    7,640        7,149        20,856        19,785        26,010        24,422         25,100
Available seat miles
   (millions)(3)                    9,865        9,393        28,442        26,561        35,588        34,453         36,434
Passenger load factor(4)             77.5%        76.1%         73.3%         74.5%         73.1%         70.9%          68.9%
Passenger yield (cents)(5)          11.54 cents  11.08 cents   11.89 cents   11.45 cents   11.47 cents   11.93 cents    11.70 cents
Passenger revenue per available
   seat mile (cents)(6)              8.94 cents   8.43 cents    8.72 cents    8.53 cents    8.38 cents    8.45 cents     8.06 cents
Operating cost per available
   seat mile (cents)(7)              9.72 cents   9.41 cents    9.75 cents    9.42 cents    9.50 cents    9.31 cents     8.99 cents
Operating cost per available
   seat mile excluding fuel
   (cents)(7)                        7.98 cents   8.22 cents    8.15 cents    8.39 cents    8.40 cents    8.25 cents     7.66 cents
Average daily utilization per
   aircraft (hours)(8)               9.83         9.82          9.82          9.77          9.67          9.77           9.38
Aircraft in fleet being operated
   at end of period                   189          191           189           191           183           185            185

------
(1) Excludes subsidiary companies. Certain revenue and unit revenue information previously reported has been reclassified to conform with the current presentation.
(2)  The number of scheduled miles flown by revenue passengers.
(3) The number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)  Revenue passenger miles divided by available seat miles.
(5)  Passenger revenue per revenue passenger mile.
(6)  Passenger revenue divided by scheduled available seat miles.
(7) Operating expenses, excluding special charges, other nonrecurring charges, subsidiaries and regional jet operations, divided by total available seat miles.
(8) The average block hours flown per day in revenue service per aircraft.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

   During the third quarter of 2000, TWA reported an operating loss of $11.0 million compared to a third quarter 1999 operating loss of $58.9 million, a favorable change of $47.9 million. The 1999 operating loss included a non-recurring charge of $33.5 million related to the ratification on July 22, 1999 of the labor agreements for employees represented by the IAM. The Company reported a third quarter 2000 pre-tax loss of $9.6 million, which was a decrease of $44.6 million from the 1999 pre-tax loss of $54.2 million. The net loss of $34.8 million in the third quarter of 2000, which included a non-operating pre-tax gain of $10.4 million from TWA's share of a favorable litigation judgment awarded to Worldspan, represented an $18.9 million decrease from the net loss of $53.7 million in the third quarter of 1999, which included a $16.0 million non-operating pre-tax gain from the sale of TWA's warrants in Priceline.com.

   Total operating revenues were $972.7 million in the third quarter of 2000, a $96.3 million increase from operating revenues of $876.4 million for the comparable period of 1999. Passenger revenue for the third quarter of $881.9 million improved $89.7 million over passenger revenue of $792.2 million in the third quarter of 1999 largely due to more efficient utilization of its revitalized fleet and changes in its route structure. In the first quarter of 2000, the Company introduced the first regional jets into its route structure through code-sharing agreements that contributed to both the increase in passenger revenue and the $5.2 million increase in all other revenues in the third quarter 2000.

   System-wide capacity, as measured by scheduled ASMs, increased
5.0% in the third quarter of 2000 over the comparable period of 1999. Domestic ASMs increased 9.2% while international ASMs decreased 18.0%. Revenue passenger miles (RPMs) in scheduled service for the quarter were 7,640.4 million compared with 7,148.5 million RPMs in the third quarter of 1999 representing a 6.9% increase. The system passenger load factor increased 1.4 percentage points in the third quarter of 2000 versus the same period in 1999 to 77.5% from 76.1% resulting from a greater increase in RPMs than ASMs. System yield increased 4.2% to 11.54 cents in the third quarter of 2000 compared to 11.08 cents in 1999 reflecting higher overall industry fare levels and improvements in TWA's domestic front cabin yield partly in response to increased marketing efforts in support of TWA's special FirstUp fare. RASM increased year over year to
8.94 cents in the third quarter of 2000 from 8.43 cents in the third quarter of 1999. Since September 1999, TWA has taken delivery of 27 new aircraft of which 14 aircraft were delivered in 1999 and 13 aircraft were delivered in the first nine months of 2000. CASM increased 3.3% to
9.72 cents from 9.41 cents for the third quarter of 1999. The CASM increase was heavily impacted by increased fuel costs and the increase in aircraft rental expense resulting from the replacement of older aircraft with new more modern equipment.

   Operating expenses increased $48.4 million during the third quarter of 2000 to $983.7 million from $935.3 million during the third quarter of 1999, representing a net change in the following expense groups:

   * Salaries, wages and benefits were $336.4 million during the third quarter of 2000 compared to $327.3 million during the third quarter of 1999, an increase of $9.1 million. The average number of full-time equivalent employees decreased 2.6% to 20,432 in the third quarter of 2000 versus 20,982 in the third quarter of 1999. This headcount reduction was more than offset by August 1, 1999 and 2000 salary increases to IAM-represented employees, September 1, 1999 and 2000 increases in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. Additionally, TWA's third quarter 2000 costs for its trust plans contributed $5.4 million to the overall increase due to the new IAM Pension Fund effective January 2000.

   * Costs associated with contract ratification were $33.5 million during the third quarter of 1999 which represented the net charge for non-recurring costs related to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. These costs included $35.0 million in litigation settlement costs, $16.0 million for common stock to be issued to IAM-represented employees, and $1.4 million for union advisory costs reimbursed by the Company, net of amounts previously accrued. The contracts became effective August 1, 1999. There were no similar charges in the third quarter 2000.

   * Aircraft fuel and oil expense of $170.9 million for the third quarter of 2000 was $58.9 million greater than $112.0 million recorded in the third quarter of 1999 due to an increase in the average cost per gallon to 97.0 cents in 2000 from 62.6 cents in 1999.

   * Passenger sales commission expense of $32.4 million in the third quarter of 2000 was $17.0 million less than the expense recorded in the third quarter of 1999 primarily due to a 13% decrease in the percentage of commissionable tickets sold and an overall 34% reduction in commission rates. The standard commission rates generally decreased in 2000 to 5% from 8% in 1999 while standard commission rates increased in certain selected markets in order to meet competition.

   * Aircraft maintenance material and repairs expense of $34.9 million for the third quarter of 2000 represents a decrease of $3.6 million from $38.5 million during the same period of 1999. The primary factor contributing to this decrease was a reduction in engine material requirements and the effect of adding new, lower maintenance B-757, B-767, B-717 and MD-80 aircraft to the fleet.

   * Depreciation and amortization expense decreased $2.1 million to $32.1 million in the third quarter of 2000 from $34.2 million in the third quarter of 1999. The decrease resulted primarily from the write-off of the carrying value of international routes in the fourth quarter of 1999 and a reduction in expense for ground equipment.

   * Aircraft lease rentals increased $29.3 million to $141.3 million in the third quarter of 2000 from $112.0 million in the third quarter of 1999. This increase includes rentals on 41 new aircraft delivered during and since the third quarter 1999, in addition to the sale and leaseback of B-767 and B-757 aircraft as part of TWA's aggressive fleet renewal plan.

   * Other rent and landing fees were $48.3 million in the third quarter of 2000 versus $51.9 million in the third quarter of 1999, a decrease of $3.6 million. The decrease resulted primarily from the closure of terminal six at JFK in December 1999 and reduced space rental at LAX.

   * All other operating expenses of $187.4 million in the third quarter of 2000 were $10.9 million more than the $176.5 million recorded in the third quarter of 1999, primarily represented by increases in computerized reservation system fees ($5.4 million) and expenses related to the Trans World Express regional jet code-sharing agreements ($13.3 million), partially offset by a reduction in consulting fees ($3.3 million).

   Other charges (credits) were a net credit of $1.4 million during the third quarter of 2000 compared to a net credit of $4.7 million for the third quarter of 1999. Interest expense decreased $2.0 million in the third quarter of 2000 from the same period in 1999 as a result of the retirement of certain debt in 1999 and 2000. Interest and investment income decreased $1.0 million in the third quarter of 2000 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were approximately the same during the third quarters of 2000 and 1999, respectively. Other charges and credits - net decreased $4.3 million in the third quarter of 2000 compared to the third quarter of 1999 primarily due to the 1999 gain of $16.0 million from the sale of warrants to purchase 312,500 shares of Priceline.com stock with no comparable transaction in 2000. Also contributing to this net change was an increase of $10.6 million in TWA's share of estimated earnings in Worldspan in the third quarter of 2000, which included $10.4 million from a favorable litigation judgment awarded to Worldspan, as compared to the earnings recorded in the comparable period of 1999.

   A tax provision of $25.2 million was recorded in the third quarter of 2000 compared to a tax benefit of $0.5 million in the third quarter of 1999 (see Note 2 to Consolidated Financial Statements).

   The Company had a net loss of $34.8 million in the third quarter of 2000 compared to a net loss of $53.7 million in the same period of 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   For the first nine months of 2000, TWA reported an operating loss of $99.6 million compared to a prior year operating loss of $78.2 million, an unfavorable change of $21.4 million. The 1999 operating loss included a non-recurring charge of $37.8 million related to the ratification on July 22, 1999 of the labor agreements for employees represented by the IAM. The Company reported a pre-tax loss of $101.2 million in the first nine months of 2000, which included non-operating gains of $10.4 million from TWA's share of a favorable litigation judgment awarded to Worldspan and $16.7 million from sale of TWA's remaining holdings in Equant. This pre-tax loss represented an increase of $21.1 million over the 1999 pre-tax loss of $80.1 million, which included gains from the sales of the Company's interests in Equant and Priceline.com aggregating $37.3 million. The net loss of $115.1 million in the first nine months of 2000 represented a $33.6 million increase over the net loss of $81.5 million for the comparable period of 1999. The net loss for the first nine months of 2000 included a charge of $12.8 million for the cumulative effect of accounting change related to a change in method of accounting for the sale of Aviator miles to business partners in the Company's frequent flyer program.

   Total operating revenues were $2,736.6 million in the first nine months of 2000, a $229.6 million increase over operating revenues of $2,507.0 million for the comparable period of 1999. Passenger revenue for the first nine months of $2,479.5 million improved $214.7 million over passenger revenue of $2,264.8 million from the prior year period largely due to more efficient utilization of its revitalized fleet and changes in its route structure. In the first quarter of 2000, the Company introduced the first regional jets into its route structure through code-sharing agreements that contributed to both the increase in passenger revenue and the $13.3 million increase in all other revenues.

   System-wide capacity, as measured by scheduled ASMs, increased
7.1% in the first nine months of 2000 over the comparable period of 1999. Domestic ASMs increased 10.9% while international ASMs decreased 15.2%. Revenue passenger miles (RPMs) in scheduled service for the quarter were 20,855.5 million compared with 19,785.1 million RPMs in the first nine months of 1999 representing a 5.4% increase. The system passenger load factor decreased 1.2 percentage points in the first nine months of 2000 versus the same period in 1999 to 73.3% from 74.5% resulting from a greater increase in ASMs than RPMs. System yield increased 3.8% to 11.89 cents in the first nine months of 2000 compared to 11.45 cents in 1999 reflecting higher overall industry fare levels and improvements in TWA's domestic front cabin yield partly in response to increased marketing efforts in support of TWA's special FirstUp fare. RASM increased year over year to 8.72 cents in the first nine months of 2000 from 8.53 cents in the first nine months of 1999. Since September 1999, TWA has taken delivery of 27 new aircraft of which 14 aircraft were delivered in 1999 and 13 aircraft were delivered in the first nine months of 2000. Operating expenses per available seat mile (CASM) increased 3.5% to 9.75 cents from 9.42 cents for the first nine months of 1999. The CASM increase was heavily impacted by increased fuel costs and the increase in aircraft rental expense resulting from the replacement of older aircraft with new, modern equipment.

   Operating expenses increased $251.0 million during the first nine months of 2000 to $2,836.2 million from $2,585.2 million during the first nine months of 1999, representing a net change in the following expense groups:

   * Salaries, wages and benefits were $998.4 million during the first nine months of 2000 compared to $944.2 million during the first nine months of 1999, an increase of $54.2 million. The average number of full-time equivalent employees decreased 2.5% to 20,537 in the first nine months of 2000 versus 21,068 in the first nine months of 1999. This headcount reduction was more than offset by August 1, 1999 and 2000 salary increases to IAM-represented employees, September 1, 1999 and 2000 increases in pilot salary as provided in their current contract, and a 3% salary increase granted to non-contract employees effective September 1, 1999. On October 1, 1999, a merit pay plan was put into effect which increased non-contract employee wages an average of approximately 5%. Additionally, TWA's first nine months of 2000 costs for its trust plans contributed $20.2 million to the overall increase when compared to the first nine months of 1999 primarily due to the new IAM Pension Fund effective January 2000.

   * Costs associated with contract ratification were $37.8 million during the nine months ended September 30, 1999 which represented the net charge for non-recurring costs related to the ratification on July 22, 1999, of the labor agreements for employees represented by the IAM. These costs included $35.0 million in litigation settlement costs, $16.0 million for common stock to be issued to IAM-represented employees, and $1.4 million for union advisory costs reimbursed by the Company, net of amounts previously accrued. The contracts became effective August 1, 1999. There were no similar charges in the nine months ended September 30, 2000.

   * Aircraft fuel and oil expense of $456.3 million for the first nine months of 2000 was $179.7 million greater than $276.6 million recorded in the first nine months of 1999 due to an increase in the average cost per gallon to 90.0 cents in 2000 from 53.8 cents in 1999.

   * Passenger sales commission expense of $100.4 million in the first nine months of 2000 was $44.4 million less than the expense recorded in the first nine months of 1999 primarily due to a 12% decrease in the percentage of commissionable tickets sold and an overall 33% reduction in commission rates. The standard commission rates generally decreased in 2000 to 5% from 8% in 1999 while standard commission rates increased in certain selected markets in order to meet competition.

   * Aircraft maintenance material and repairs expense of $89.9 million for the first nine months of 2000 represents a decrease of $21.5 million from $111.4 million during the same period of 1999. The primary factor contributing to this decrease was a reduction in engine material requirements and the effect of adding new lower maintenance B-757, B-767, B-717 and MD-80 aircraft to the fleet.

   * Depreciation and amortization expense decreased $9.1 million to $97.4 million in the first nine months of 2000 from $106.5 million in the first nine months of 1999. The decrease resulted primarily from the sale and leaseback of five B-767 aircraft and the write-off of the carrying value of international routes in the fourth quarter of 1999.

   * Aircraft lease rentals increased $110.8 million to $411.5 million in the first nine months of 2000 from $300.7 million in the first nine months of 1999. This increase includes rentals on 52 new aircraft delivered during and since the first nine months of 1999, in addition to the sale and leaseback of B-767 and B-757 aircraft as part of TWA's aggressive fleet renewal plan.

   * Other rent and landing fees were $145.8 million in the first nine months of 2000 versus $148.7 million in the first nine months of 1999, a decrease of $2.9 million. The decrease resulted primarily from the closure of terminal six at JFK in December 1999, partially offset by an increase in space rentals at certain airports during 2000 compared to the first nine months of 1999.

   * All other operating expenses of $536.5 million in the first nine months of 2000 were $22.0 million more than the $514.5 million recorded in the first nine months of 1999, primarily represented by increases in computerized reservation system fees and expenses related to the Trans World Express regional jet code-sharing agreement, partially offset by a reduction in consulting fees.

   Other charges (credits) were a net charge of $1.6 million during the first nine months of 2000 compared to a net charge of $1.9 million for the first nine months of 1999. Interest expense decreased $4.7 million in the first nine months of 2000 from the same period in 1999 as a result of the retirement of certain debt in 1999 and 2000. Interest and investment income decreased $3.8 million in the first nine months of 2000 primarily due to a decrease in the level of invested funds. Net gains from the disposition of assets were $3.9 million during the first nine months of 2000 compared to a loss of $0.7 million in 1999. The net gains in the first nine months of 2000 included the sale of 19 spare L-1011, B-767 and B-727 engines and five jetways. The net losses in 1999 included a loss from the sale and leaseback of B-767 aircraft, partially offset by gains from the sale of L-1011 and B-727 aircraft and engines, spare L-1011 and DC9-10 engines, L-1011 simulator and the sale of TWA's investment in SATO. Other charges and credits - net showed an unfavorable decline of $5.2 million in the first nine months of 2000 compared to the first nine months of 1999 due to the following factors:
(i) a 1999 gain of $16.0 million from the sale of warrants to purchase 312,500 shares of Priceline.com stock with no comparable transaction in 2000; (ii) the 2000 gain from the sale of TWA's remaining holdings in Equant ($16.7 million) which was less than a similar gain recorded in the comparable period of 1999 ($21.3 million); and (iii) an increase of $12.2 million in TWA's share of estimated earnings in Worldspan, which included $10.4 million from a favorable litigation judgment awarded to Worldspan, as compared to the earnings recorded in the comparable period of 1999.

   A tax provision of $1.1 million was recorded in the first nine months of 2000 compared to a provision of $0.5 million in the first nine months of 1999 (see Note 2 to Consolidated Financial Statements).

   In December 1999, the Securities and Exchange Commission issued
SAB No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Although SAB 101 does not change existing accounting rules on revenue recognition, certain changes in accounting to apply the guidance in SAB 101 may be accounted for as a change in accounting principle. Effective January 1, 2000, the Company changed its method of accounting for the sale of Aviator miles to business partners. Previously, TWA and most other major airlines accounted for the proceeds received from the sale of affinity miles as revenue during the month of sale, net of the estimated incremental cost of providing future air travel. Under the new accounting method, that portion of the revenue from the sale of miles which is estimated to reflect the fair value of future transportation to be provided will be deferred and recognized in income when the transportation is provided. The remaining portion of the sale proceeds will continue to be recognized at the time of sale as other revenue. The Company believes the new method results in better matching of revenue with the period in which travel services are provided. The cumulative effect of this change resulted in a charge to earnings of $12.8 million in the first quarter of 2000. Prior period financial statements have not been restated. If the newly adopted policy had been applied in the prior year, the impact on net income would have been immaterial.

   The Company had a net loss of $115.1 million in the first nine months of 2000 compared to a net loss of $81.5 million in the same period of 1999. The 1999 results include an extraordinary charge of $0.9 million related to the premium on the early retirement of 11 3/8% Notes and 10 1/4% Notes which were redeemed to comply with the requirements of the indentures for such notes in order to permit TWA to sell a portion of the collateral securing the 11 3/8% Notes and all of the collateral securing the 10 1/4% Notes.

LIQUIDITY AND CAPITAL RESOURCES

   The following is a discussion of the impact of significant factors affecting TWA's liquidity position and capital resources. These comments should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements and Notes thereto and many of these comments also are forward-looking statements within the meaning of Section 21E of the Exchange Act (see the first paragraph of this Item 2).

Liquidity

   The Company's consolidated cash and cash equivalents balance at September 30, 2000 was $157.1 million, a $23.3 million decrease from the December 31, 1999 balance of $180.4 million. Operating activities provided $7.7 million in cash in the first nine months of 2000 versus cash provided of $69.9 million in 1999. The decrease in cash provided from operations resulted from an increased net loss of $33.7 million in the first nine months of 2000 as compared to the same period in 1999. In 2000, TWA's share of the estimated earnings in Worldspan, included $10.4 million from a favorable litigation judgment awarded to Worldspan, as compared to the earnings recorded in the comparable period of 1999.
Both 1999 and 2000, however, include gains from the sale of shares in Equant, $21.3 million and $16.7 million, respectively. Finally, a 1999 gain of $16.0 million from the sale of warrants to purchase 312,500 shares of Priceline.com stock had no comparable transaction in 2000.

   Cash used by investing activities decreased to $10.7 million in the first nine months of 2000 versus $69.1 million in the first nine months of 1999. Capital expenditures (including aircraft predelivery deposits) during the first nine months of 2000 amounted to $39.6 million. This compared to $83.9 million during the first nine months of 1999 after excluding cash used to purchase one B-767-200 aircraft and related engines for $27.1 million. Asset sales during both periods were primarily limited to retired, widebody aircraft, engines and other surplus equipment. Additionally, approximately $23.7 million was provided in 1999 primarily due to the return of predelivery deposits relating to two new B-757-200 aircraft delivered in March and May 1999, which were immediately sold to and leased back under operating leases from an aircraft lessor.

   Cash used by financing activities was $20.4 million in the first nine months of 2000 versus $13.2 million in the same period of 1999. Proceeds from the sale and leaseback of certain aircraft were $94.4 million in the first nine months of 2000 relating to the sale and leaseback of two B-757 aircraft versus $108.0 million in the comparable period in 1999 primarily relating to the sale and leaseback of five B-767-200 and one B-757 aircraft. Repayments of long-term debt and capital lease obligations were $114.8 million in the first nine months of 2000, including $72.6 million of debt associated with the sale and leaseback of two B-757 aircraft, compared to $104.0 million in the first nine months of 1999, including $57.6 million of debt associated with the sale and leaseback of five B-767-200 aircraft. Cash dividends of $17.6 million on preferred stock were paid in the first nine months of

1999, however, the Board of Directors determined not to declare the payment of the dividend on either issue of preferred stock during the first three quarters of 2000.

   The Company's ability to improve its operating results and financial position will depend on a variety of factors, several of which are described below, and some of which are outside of management's control. The Company will face higher full year labor costs in 2000 as a result of new labor contracts entered into in 1999 and scheduled increases in 2000, offset, in part, by an anticipated reduction in head count achieved primarily through attrition. In addition, jet fuel costs have increased substantially in 2000. The Company has not hedged the costs of any of its future fuel requirements and, accordingly, until such prices abate or unless the fuel surcharges previously imposed by the Company are sufficient to cover such higher costs, such additional costs will continue to adversely affect its operating results. The Company's ability to maintain adequate liquidity to assure viability will depend on its ability to improve its operating results by generating increased revenues and controlling costs or, if insufficient, on its ability to attract new capital and, if necessary, sell or finance assets such as its interest in Worldspan.

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

Commitments

   TWA finalized the terms of the purchase orders for 50 B-717-200 aircraft in June of 1999 and the terms of options for an additional 50 B-717-200 aircraft. Financing agreements on these B-717-200 aircraft were also finalized in June of 1999. The first B-717-200 aircraft was delivered in February 2000 and eight additional aircraft were delivered by September 2000. During the fourth quarter of 2000, TWA expects to take delivery of six additional aircraft of which two of these aircraft were delivered in October 2000.

   In December 1999, TWA finalized the terms of the purchase orders for 38 A318 aircraft and the terms of options for an additional 75 "A320 Family" aircraft. Predelivery payments were made by TWA in December 1999 and January 2000 for A318 aircraft, totaling approximately $8.9 million; no further predelivery payments will be required until 2002. Deliveries of the 38 aircraft are scheduled to commence in 2004. Financing agreements on 25 of these A318 aircraft were also finalized in December of 1999. Should Airbus fail to provide or arrange for financing for any of the remaining 13 A318 aircraft, TWA would have the right to terminate the purchase order for those aircraft. In June, 2000, TWA finalized the terms of purchase orders for 25 A319 aircraft in addition to the A318 aircraft and "A320 aircraft" options described above. Predelivery payments totaling $4.0 million have been made by TWA and approximately $3.0 million will be due in June 2001. Financing agreements on 16 of these A319 aircraft were also finalized in June 2000. Five of the A319 aircraft are subject to cancellation by TWA. Should Airbus fail to provide or arrange for financing for any of the remaining four aircraft, TWA would have the right to terminate the purchase order for those aircraft. These aircraft will primarily replace DC-9 and MD-80 aircraft currently in TWA's fleet.

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

   In April 1999, TWA sold and leased back four B-767-200 aircraft and completed a sale/leaseback in July 1999 of a fifth such aircraft.
In connection with this transaction, the Company purchased $28.8 million total principal amount of its outstanding 11 3/8% Notes and all of its outstanding 10 1/4% Senior Secured Notes due June 15, 2003 which totaled $14.5 million. These five B-767-200 aircraft were replaced with three B-767-300 aircraft from the same aircraft lessor. As of September 30, 2000, four B-767-200 aircraft had been returned and the fifth aircraft will be returned during the fourth quarter of 2000.

Certain Other Capital Requirements

   TWA generally does not commit to expenditures for facilities and equipment, other than aircraft, before purchase and, therefore, no such significant commitments exist at the present time. TWA's ability to finance these expenditures will depend in part on TWA's financial condition at the time of the proposed expenditure.

Restructuring Liabilities

   At December 31, 1998, TWA established a provision related to the restructuring of its international operations and the closure of the Los Angeles Reservation Office. The Company recorded a special charge of approximately $17.6 million primarily related to employee severance liabilities. During 1999, the Company incurred approximately $4.2 million of expenditures related to these provisions. Management's initial estimates of the 1998 restructuring costs were reduced by $6.8 million due to international regulatory involvement which precluded the Company from carrying out its original restructuring plan. The Company continues to expect severance costs of $4.4 million to be paid to the affected respective employees during the remainder of 2000 due to these changes in operations.

   During 1999, the plans related to restructuring international operations were overtaken by the serious deterioration in performance on the JFK to Madrid, Barcelona, and Rome routes. In the fourth quarter of 1999, the decision was made by the Board of Directors to close these three routes. TWA established a provision related to these closures of approximately $91.6 million which included $79.3 million write-off of the value of the routes, and $12.3 million primarily related to government-mandated employee severance for approximately 200 operational, management and administrative employees. The Company has concluded settlement of expected severance costs for the restructuring in Spain and Rome, Italy. The Company continues to expect the $5.9 million remaining route closure costs will be paid during the remainder of 2000 and into the first quarter of 2001.

   The 1998 special charges include:

                                         ACCRUAL AT        PAID THROUGH         ACCRUAL AT
                                     DECEMBER 31, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
                                     -----------------  ------------------  ------------------
Severance                                   $6.6               $2.2               $4.4
                                            ====               ====               ====

   The 1999 special charges include:


                                         ACCRUAL AT        PAID THROUGH         ACCRUAL AT
                                     DECEMBER 31, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 2000
                                     -----------------  ------------------  ------------------
Severance                                  $11.4               $6.4               $5.0
Other costs                                  0.9                  -                0.9
                                           -----               ----               ----
                                           $12.3               $6.4               $5.9
                                           =====               ====               ====

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

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and all hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities at their fair values. Accounting for changes in the fair value of a derivative depends on its designation and effectiveness. For derivatives that qualify as effective hedges, the change in fair value will have no impact on earnings until the hedged item affects earnings. For derivatives that are not designated as hedging instruments, or for the ineffective portion of a hedging instrument, the change in fair value will affect current period earnings. With the deferral of the effective date of Statement No. 133, the Company will adopt this standard during its first quarter of fiscal 2001 and does not presently believe that it will have a significant effect on its results of operations or cash flows.

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

Aircraft Fuel

   Airline operators are inherently dependent upon energy to operate and, therefore, are impacted by changes in jet fuel prices. Jet fuel and oil consumed in the first nine months of 2000 represented approximately 16.1% of TWA's operating expenses. TWA endeavors to acquire jet fuel at the lowest prevailing prices possible.

   TWA's earnings are affected by changes in the price and availability of aircraft fuel. The Company hedges its exposure to jet fuel price market risk only on a limited basis. The fair value of outstanding derivative commodity instruments (primarily commodity swap agreements) related to the Company's jet fuel price market risk during the first nine months of 2000 and at September 30, 1999 was immaterial. A one cent change in the average cost of jet fuel would impact TWA's aircraft fuel expense by approximately $6.8 million per year, based upon consumption during the first nine months of 2000.

Interest Rates

   Airline operators are also inherently capital intensive, as the vast majority of assets are aircraft, which are long lived. TWA's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company does not have significant exposure to changes in cash flows resulting from changes in interest rates as substantially all its long-term debt carries fixed rates of interest. The nature of fixed rate obligations does expose the Company to the risk of changes in the fair value of these instruments. The Company has outstanding debt of $592 million, net of unamortized discounts and including current maturities at September 30, 2000. The contractual maturities of long-term debt and the associated average interest rates are as follows:

                                                      CONTRACTUAL
                                AMOUNTS             WEIGHTED AVERAGE
     MATURITY DATE           IN THOUSANDS            INTEREST RATE
     -------------           ------------           ----------------
         2000                  $ 35,269                   9.20%
         2001                   169,779                   9.42%
         2002                    66,270                  11.56%
         2003                    31,618                  10.72%
         2004                   141,975                  11.55%
         Thereafter             154,118                  11.07%

Foreign Currency Exchange Rates

   Airline operators who fly internationally are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. While international operations generated 8.2% of TWA's operating revenues in the first nine months of 2000, a substantial portion of these related ticket sales are denominated in U.S. dollars. Additionally, no single foreign currency is a material portion of that amount. The Company does not have significant exposure to fluctuations in these currency rates because of the short-term nature of maturities of receivables and payables related to these operations. The Company has not undertaken additional actions to cover this currency risk and does not engage in any other currency risk management activity.

                     PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

   The Company's Board of Directors did not declare the dividend payments on either the 8% Preferred Stock or the 9 1/4% Preferred Stock which were due on March 15, June 15 and September 15, 2000, in the total amounts of $5.2 million, $1.9 million and $3.5 million, respectively.
If the dividends on the 8% and 9 1/4% Preferred Stock were to continue in arrears and if the arrears were to aggregate in an amount equal to at least six quarterly dividends on either issue, the holders of the 8% Preferred Stock and the 9 1/4% Preferred Stock voting separately as a class without regard to the series, will be entitled to elect at the next annual or special meeting of the shareholders of the Company, two directors to serve until all dividends accumulated and unpaid have been paid or declared and funds set aside to provide for payment in full.

   As of October 31, 2000, 1,391,840 shares of 8% Preferred Stock had been converted into 3,433,665 shares of TWA common stock, leaving 2,477,160 shares of 8% Preferred Stock outstanding. Each share of 8% Preferred Stock is convertible into 2.467 shares of TWA common stock.

   As of October 31, 2000, 1,046,825 shares of 9 1/4% Preferred Stock had been converted into 6,625,348 shares of TWA common stock, leaving 678,175 shares of 9 1/4% Preferred Stock outstanding. Each share of 9 1/4% Preferred Stock is convertible into 6.329 shares of TWA common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

        *2.1    -  Joint Plan of Reorganization, dated May 12,
                   1995 (Appendix B to the Registrant's
                   Registration Statement on Form S-4,
                   Registration Number 33-84944, as amended)

        *2.2    -  Modification to Joint Plan of Reorganization,
                   dated July 14, 1995 and Supplemental
                   Modifications to Joint Plan of Reorganization dated August 2, 1995 (Exhibit 2.5 to 6/95 10-Q)

        *2.3    -  Findings of Fact, Conclusions of Law and Order
                   Confirming Modified Joint Plan of
                   Reorganization, dated August 4, 1995, with
                   Exhibits A-B attached (Exhibit 2.6 to 6/95 10-Q)

        *2.4    -  Final Decree, dated December 28, 1995, related
                   to the 1995 Reorganization (Exhibit 2.7 to
                   12/31/95 Form 10-K)

        *3(i)   -  Third Amended and Restated Certificate of
                   Incorporation of the Registrant (Exhibit 3(i) to the Registrant's Registration Statement on Form S-4, Registration Number 333-26645)

        *3(ii)  -  Amended and Restated By-Laws of Trans
                   World Airlines, Inc., effective September 28,
                   1999 (Exhibit 3(ii) to 9/99 10-Q)

        *4.1    -  Voting Trust Agreement, dated November 3,
                   1993, between TWA and LaSalle National Trust,
                   N.A. as trustee (Exhibit 4.3 to 9/93 10-Q)

        *4.2    -  IAM Trans World Employees' Stock Ownership
                   Plan and related Trust Agreement, dated August
                   31, 1993, between TWA, the IAM Plan Trustee
                   Committee and the IAM Trustee (Exhibit to 9/93
                   10-Q)

        *4.3    -  IFFA Trans World Employees' Stock Ownership
                   Plan and related Trust Agreement, dated August
                   31, 1993, between TWA, the IFFA Plan Trustee
                   Committee and the IFFA Trustee (Exhibit 4.5 to
                   9/93 10-Q)

        *4.4    -  Trans World Airlines, Inc. Employee Stock
                   Ownership Plan, dated August 31, 1993, First
                   Amendment thereto, dated October 31, 1993, and related Trust Agreement, dated August 31,
                   1993, between TWA and the ESOP Trustee
                   (Exhibit 4.6 to 9/93 10-Q)

        *4.5    -  ALPA Stock Trust, dated August 31, 1993,
                   between TWA and the ALPA Trustee (Exhibit 4.7 to 9/93 10-Q)

        *4.6    -  Stockholders Agreement, dated November 3,
                   1993, among TWA, LaSalle National Trust, N.A., as Voting Trustee and the ALPA Trustee, IAM
                   Trustee, IFFA Trustee and Other Employee
                   Trustee (each as defined therein), as amended by the Addendum to Stockholders dated November
                   3, 1993 (Exhibit 4.8 to 9/93 10-Q)

        *4.7    -  Registration Rights Agreement, dated
                   November 3, 1993, between TWA and the Initial
                   Significant Holders (Exhibit 4.9 to 9/93 10-Q)

        *4.8    -  Indenture between TWA and Harris Trust and
                   Savings Bank, dated November 3, 1993 relating to TWA's 8% Senior Secured Notes Due 2000
                   (Exhibit 4.11 to 9/93 10-Q)

        *4.9    -  Indenture between TWA and American
                   National Bank and Trust Company of Chicago,
                   N.A., dated November 3, 1993 relating to TWA's
                   8% Secured Notes Due 2001 (Exhibit 4.12 to
                   9/93 10-Q)

        *4.10   -  The TWA Air Line Pilots 1995 Employee
                   Stock Ownership Plan, effective as of January
                   1, 1995 (Exhibit 4.12 to 9/95 10-Q)

        *4.11   -  TWA Air Line Pilots Supplemental Stock
                   Plan, effective September 1, 1994 (Exhibit
                   4.13 to 9/95 10-Q)

        *4.12   -  TWA Air Line Pilots Supplemental Stock
                   Plan Trust, effective August 23, 1995 (Exhibit
                   4.14 to 9/95 10-Q)

        *4.13   -  TWA Air Line Pilots Supplemental Stock
                   Plan Custodial Agreement, effective August 23,
                   1995 (Exhibit 4.15 to 9/95 10-Q)

        *4.14   -  Form of Indenture relating to TWA's 8%
                   Convertible Subordinated Debentures due 2006
                   (Exhibit 4.16 to Registrants Registration
                   Statement on Form S-3, No. 333-04977)

        *4.15   -  Indenture dated as of March 31, 1997
                   between TWA and First Security Bank, National
                   Association relating to TWA's 12% Senior
                   Secured Notes due 2002 (Exhibit 4.15 to
                   Registrant's Registration Statement on Form S-4,
                   No. 333-26645)

        *4.16   -  Form of 12% Senior Secured Note due 2002
                   (contained in Indenture filed as Exhibit 4.15)

        *4.17   -  Registration Rights Agreement dated as of
                   March 31, 1997 between the Company and the Initial Purchaser relating to the 12% Senior
                   Secured Notes due 2002 and the warrants to purchase 126.26 shares of TWA Common Stock
                   (Exhibit 4.17 to Registrant's Registration
                   Statement on Form S-4, No. 333-26645)

        *4.18   -  Warrant Agreement dated as of March 31,
                   1997 between the Company and American Stock
                   Transfer & Trust Company, as Warrant Agent, relating to warrants to purchase 126.26 shares of TWA Common Stock (Exhibit 4.18 to
                   Registrant's Registration Statement on Form
                   S-4, No. 333-26645)

        *4.19   -  Form of Indenture relating to TWA's 9 1/4%
                   Convertible Subordinated Debentures due 2007
                   (Exhibit 4.19 to Registrant's Registration
                   Statement on Form S-3, No. 333-44689)

        *4.20   -  Registration Rights Agreement dated as of
                   December 2, 1997 between the Company and the Initial Purchasers (Exhibit 4.20 to
                   Registrant's Registration Statement on Form S-3,
                   No. 333-44689)

        *4.21   -  Indenture dated as of December 9, 1997 by
                   and between TWA and First Security Bank,
                   National Association, as Trustee, relating to TWA's 11 1/2% Senior Secured Notes due 2004
                   (Exhibit 4.21 to Registrant's Registration
                   Statement on Form S-4, No. 333-44661)

        *4.22   -  Form 11 1/2% Senior Secured Note due 2004
                   (contained in Indenture filed as Exhibit 4.21)

        *4.23   -  Registration Rights Agreement dated as of
                   December 9, 1997 among the Company and Lazard
                   Freres & Co. LLC and PaineWebber Incorporated, as initial purchasers, relating to TWA's
                   11 1/2% Senior Secured Notes due 2004 (Exhibit
                   4.23 to Registrant's Registration Statement on
                   Form S-4, No. 333-44661)

        *4.24  -   Sale and Service Agreement dated as of
                   December 30, 1997 between TWA and
                   Constellation Finance LLC, as purchaser, relating to TWA's receivables (Exhibit 4.24 to Registrant's Registration Statement on Form S-4,
                   No. 333-44661)

        *4.25  -   Registration Rights Agreement dated as of
                   March 3, 1998 between the Company and the Initial Purchaser (Exhibit 4.25 to
                   Registrant's Registration Statement on Form S-4,
                   No. 333-59405)

        *4.26  -   Indenture dated as of March 3, 1998 by and
                   between TWA and First Security Bank, National
                   Association, as Trustee, relating to TWA's 11 3/8%
                   Senior Notes due 2006 (Exhibit 4.26 to Registrant's
                   Registration Statement on Form S-4, No. 333-59405)

        *4.27  -   Aircraft Sale and Note Purchase Agreement
                   dated as of April 9, 1998 among TWA, First
                   Security Bank, National Association, as Owner
                   Trustee and Seven Sixty Seven Leasing, Inc.
                   (Exhibit No. 4.27 to Registrant's Registration
                   Statement on Form S-4, No. 333-59405)

        *4.28  -   Indenture dated as of April 21, 1998 by
                   and between TWA and First Security Bank,
                   National Association, as Trustee, relating to TWA's 11 3/8% Senior Secured Notes due 2003
                   (Exhibit No. 4.28 to Registrant's Registration
                   Statement on Form S-4, No. 333-59405)

        *4.29  -   Form of 11 3/8% Senior Secured Notes due
                   2003 (contained as Exhibit 1 to Rule
                   144A/Regulation S Appendix to Indenture in
                   Exhibit 4.28)

        *4.30  -   Registration Rights Agreement dated as of
                   April 21, 1998 between the Company, Lazard
                   Freres & Co. LLC and First Security Bank,
                   National Association relating to the 11 3/8%
                   Senior Secured Notes due 2003 (Exhibit 4.31 to
                   Registrant's Registration Statement on Form S-3,
                   No. 333-56991)

        11     -   Statement of computation of per share
                   earnings

        27     -   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the third quarter of 2000.

[FN]
------
*Incorporated by reference

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANS WORLD AIRLINES, INC.


Dated: November 14, 2000         By: /s/ Michael J. Palumbo
                                     ------------------------
                                 Michael J. Palumbo
                                 Executive Vice President and
                                 Chief Financial Officer